Form 10-Q
period 2017-01-28
DYCOM INDUSTRIES INC
filed 2017-03-03
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 28, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

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

There were 31,421,972 shares of common stock with a par value of $0.33 1/3 outstanding at February 28, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	January 28, 2017	July 30, 2016
ASSETS
Current assets:
Cash and equivalents	$29,491	$33,787
Accounts receivable, net	308,867	328,030
Costs and estimated earnings in excess of billings	397,048	376,972
Inventories	84,535	73,606
Deferred tax assets, net	20,886	22,733
Income tax receivable	26,639	—
Other current assets	20,863	16,106
Total current assets	888,329	851,234

Property and equipment, net	344,120	326,670
Goodwill	312,658	310,157
Intangible assets, net	185,568	197,879
Other	35,768	33,776
Total non-current assets	878,114	868,482
Total assets	$1,766,443	$1,719,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,318	$115,492
Current portion of debt	18,813	13,125
Billings in excess of costs and estimated earnings	18,004	19,557
Accrued insurance claims	39,428	36,844
Income taxes payable	452	15,307
Other accrued liabilities	87,137	122,302
Total current liabilities	263,152	322,627

Long-term debt	740,575	706,202
Accrued insurance claims	59,693	52,835
Deferred tax liabilities, net non-current	83,352	76,587
Other liabilities	4,599	4,178
Total liabilities	1,151,371	1,162,429

COMMITMENTS AND CONTINGENCIES, Note 16

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,420,593 and 31,420,310 issued and outstanding, respectively	10,474	10,473
Additional paid-in capital	5,332	10,208
Accumulated other comprehensive loss	(1,254)	(1,274)
Retained earnings	600,520	537,880
Total stockholders’ equity	615,072	557,287
Total liabilities and stockholders’ equity	$1,766,443	$1,719,716

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	January 28, 2017	January 23, 2016
REVENUES:
Contract revenues	$701,131	$559,470

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	561,371	450,284
General and administrative (including stock-based compensation expense of $5.3 million and $4.2 million, respectively)	58,191	47,020
Depreciation and amortization	35,705	29,898
Total	655,267	527,202

Interest expense, net	(9,181)	(7,872)
Other income, net	1,006	1,072
Income before income taxes	37,689	25,468

Provision (benefit) for income taxes:
Current	6,952	(17,418)
Deferred	7,074	27,413
Total provision for income taxes	14,026	9,995

Net income	$23,663	$15,473

Earnings per common share:
Basic earnings per common share	$0.75	$0.47

Diluted earnings per common share	$0.74	$0.46

Shares used in computing earnings per common share:
Basic	31,531,834	32,662,942

Diluted	32,161,566	33,520,136

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	January 28, 2017	January 23, 2016
REVENUES:
Contract revenues	$1,500,355	$1,218,738

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,176,361	957,263
General and administrative (including stock-based compensation expense of $11.0 million and $8.7 million, respectively)	118,395	98,484
Depreciation and amortization	70,252	57,347
Total	1,365,008	1,113,094

Interest expense, net	(18,248)	(17,003)
Loss on debt extinguishment	—	(16,260)
Other income, net	1,946	2,542
Income before income taxes	119,045	74,923

Provision for income taxes:
Current	35,645	5,184
Deferred	8,687	23,442
Total provision for income taxes	44,332	28,626

Net income	$74,713	$46,297

Earnings per common share:
Basic earnings per common share	$2.37	$1.41

Diluted earnings per common share	$2.32	$1.37

Shares used in computing earnings per common share:
Basic	31,480,660	32,767,088

Diluted	32,180,923	33,703,438

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Net income	$23,663	$15,473	$74,713	$46,297
Foreign currency translation gains (losses), net of tax	46	(316)	20	(357)
Comprehensive income	$23,709	$15,157	$74,733	$45,940

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	January 28, 2017	January 23, 2016
OPERATING ACTIVITIES:
Net income	$74,713	$46,297
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	70,252	57,347
Deferred income tax provision	8,687	23,442
Stock-based compensation	11,015	8,708
Bad debt expense, net	141	471
Gain on sale of fixed assets	(3,172)	(2,152)
Write-off of deferred financing fees and premium on long-term debt	—	2,017
Amortization of debt discount	8,686	5,928
Amortization of debt issuance costs and other	1,634	1,285
Excess tax benefit from share-based awards	(6,773)	(11,323)
Change in operating assets and liabilities:
Accounts receivable, net	19,108	7,797
Costs and estimated earnings in excess of billings, net	(30,369)	(18,221)
Other current assets and inventory	(17,659)	(9,194)
Other assets	753	(3,827)
Income taxes receivable/payable	(33,341)	(24,438)
Accounts payable	(14,694)	(15,299)
Accrued liabilities, insurance claims, and other liabilities	(24,790)	(22,309)
Net cash provided by operating activities	64,191	46,529

INVESTING ACTIVITIES:
Capital expenditures	(76,874)	(90,878)
Proceeds from sale of assets	4,334	2,748
Changes in restricted cash	(363)	(479)
Cash paid for acquisitions, net of cash acquired	—	(48,804)
Proceeds from acquisition working capital adjustment	1,825	—
Net cash used in investing activities	(71,078)	(137,413)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	432,000	449,000
Principal payments on senior credit agreement, including term loans	(401,375)	(441,000)
Repurchases of common stock	(25,000)	(69,997)
Proceeds from issuance of 0.75% convertible senior notes due 2021	—	485,000
Proceeds from sale of warrants	—	74,690
Purchase of convertible note hedges	—	(115,818)
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	—	(277,500)
Debt issuance costs	(70)	(15,542)
Exercise of stock options	488	1,751
Restricted stock tax withholdings	(10,225)	(12,146)
Excess tax benefit from share-based awards	6,773	11,323
Net cash provided by financing activities	2,591	89,761
Net decrease in cash and equivalents	(4,296)	(1,123)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	33,787	21,289

CASH AND EQUIVALENTS AT END OF PERIOD	$29,491	$20,166

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	January 28, 2017	January 23, 2016
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$8,108	$8,927
Cash paid for taxes, net	$69,539	$30,198
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,302	$8,310

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

Segment Information – The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company’s Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were not material during the three or six months ended January 28, 2017 and January 23, 2016. Additionally, the Company had no material long-lived assets in Canada as of January 28, 2017 or July 30, 2016.

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

Revenue Recognition – The Company performs a majority of its services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of the Company’s services, representing less than 5% of its contract revenues during the six months ended January 28, 2017, and less than 10% of its contract revenues during the six months ended January 23, 2016, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of the percentage of completion method of accounting, the Company accrues the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the six months ended January 28, 2017 and January 23, 2016, there were no material impacts to the Company’s results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the six months ended January 28, 2017 or January 23, 2016. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

The Company uses judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The Company determines the fair value of its reporting units using a weighting of fair values derived equally from the income approach and the market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in the Company’s judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs. See Note 7, Goodwill and Intangible Assets, for additional information regarding the Company’s annual assessment of goodwill and other indefinite-lived intangible assets and additional disclosure regarding recently acquired operations.

Other Assets – As of January 28, 2017 and July 30, 2016, other non-current assets consist of deferred financing costs related to the Company’s revolving credit facility of $5.6 million and $6.4 million, respectively, insurance recoveries/receivables related to accrued claims of $8.9 million and $5.7 million, respectively, as well as other long-term deposits, prepaid discounts, and other non-current assets totaling $11.8 million and $12.7 million, respectively. Additionally, other non-current assets include $5.4 million and $5.0 million of restricted cash held as collateral in support of the Company’s insurance obligations as of January 28, 2017 and July 30, 2016, respectively. Changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows. As of January 28, 2017 and July 30, 2016, other non-current assets also included $4.0 million for an investment in nonvoting senior units of a former customer, which is accounted for using the cost method.

Fair Value of Financial Instruments – The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for certain of the Company’s outstanding long-term debt which is based on observable market-based inputs (Level 2). See Note 10, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 28, 2017 and July 30, 2016. During the six months ended January 28, 2017 and January 23, 2016, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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
Recently Adopted Accounting Standards

Business Combinations - In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 replaces the requirement for an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when measurement period adjustments are identified. The new guidance requires an acquirer to recognize adjustments in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The Company adopted ASU 2015-16 during the first quarter of fiscal 2017 and it did not have a material effect on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted

Goodwill - In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company in fiscal 2021 and interim reporting periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Business Combinations - In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for the Company in fiscal 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Revenue Recognition - In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers (“ASU 2016-20”). The amendments in this update affect certain aspects of the guidance issued in ASU 2014-09, including impairment testing of contract costs, contract loss provisions, and performance obligation disclosure. ASU 2016-08, 2016-10, ASU 2016-12, and 2016-20 must be adopted concurrently with ASU 2014-09. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 and interim reporting periods within that year, using either the retrospective or cumulative effect transition method. The Company is currently evaluating the transition methods and the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Restricted Cash - In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice regarding the classification and presentation of changes in restricted cash within the statement of cash flows. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company in fiscal 2019 and interim reporting periods within that year. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

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

2. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Net income available to common stockholders (numerator)	$23,663	$15,473	$74,713	$46,297

Weighted-average number of common shares (denominator)	31,531,834	32,662,942	31,480,660	32,767,088

Basic earnings per common share	$0.75	$0.47	$2.37	$1.41

Weighted-average number of common shares	31,531,834	32,662,942	31,480,660	32,767,088
Potential shares of common stock arising from stock options, and unvested restricted share units	629,732	857,194	700,263	936,350
Total shares-diluted (denominator)	32,161,566	33,520,136	32,180,923	33,703,438

Diluted earnings per common share	$0.74	$0.46	$2.32	$1.37

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share does not include the effect of the following instruments because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Stock-based awards	58,750	63,357	50,355	61,481
0.75% convertible senior notes due 2021	5,005,734	5,005,734	5,005,734	5,005,734
Warrants	5,005,734	5,005,734	5,005,734	5,005,734
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,070,218	10,074,825	10,061,823	10,072,949

Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company’s average stock price for the three and six months ended January 28, 2017 was below the conversion price for the convertible senior notes and the strike price for the warrants, the underlying common shares were anti-dilutive as reflected above. See Note 10, Debt, for additional information related to the Company’s convertible senior notes and warrant transactions.

In connection with the offering of the convertible senior notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the convertible senior notes when the average stock price for the period is above $96.89 per share. See Note 10, Debt, for additional information related to the Company’s convertible note hedge.

3. Acquisitions

Fiscal 2016 - During August 2015, the Company acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands the Company’s geographic presence within its existing customer base. During the fourth quarter of fiscal 2016, the Company acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States. Additionally, during July 2016, the Company acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a cash purchase price of $107.5 million, less an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquisition reinforces the Company’s wireless construction resources and expands the Company’s geographic presence within its existing customer base.

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

During the six months ended January 28, 2017, the Company recorded adjustments to the fair values assigned to working capital items in connection with the purchase price allocation of the Goodman acquisition and increased the value assigned to goodwill by approximately $2.5 million, net of $1.8 million of proceeds received during the second quarter of fiscal 2017 for a working capital adjustment. The income statement impact during the three and six months ended January 28, 2017 related to these fair value adjustments was not significant and has been recorded in the current period.

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2016 and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition (dollars in millions):

2016
Assets
Accounts receivable	$16.9
Costs and estimated earnings in excess of billings	24.0
Inventories and other current assets	11.9
Property and equipment	11.5
Goodwill	40.9
Intangible assets - customer relationships	94.5
Intangible assets - trade names and other	1.8
Total assets	201.5

Liabilities
Accounts payable	23.7
Accrued and other liabilities	22.4
Total liabilities	46.1

Net Assets Acquired	$155.4

With respect to the acquisition from Goodman, $20.0 million is escrowed as of January 28, 2017 and is available to the Company for the indemnification obligations of the seller. Of the amount escrowed, $10.0 million will be released to the seller upon the occurrence of certain conditions or the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a sales tax liability of approximately $31.7 million (the “Sales Tax Liability”). Under the asset purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that the Company is a successor to the operations and seek to recover from the Company. In such event the Company would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount the Company pays.

Results of businesses acquired during fiscal 2016 are included in the condensed consolidated financial statements from their respective dates of acquisition. The revenues and net income of TelCom and NextGen were not material during the three or six months ended January 28, 2017 or January 23, 2016. The acquired operations of Goodman were immediately integrated within the operations of an existing subsidiary. See Note 7, Goodwill and Intangible Assets, for information regarding the goodwill and intangible assets of businesses acquired.

4. Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	January 28, 2017	July 30, 2016
Contract billings	$279,441	$297,532
Retainage	30,733	32,101
Total	310,174	329,633
Less: allowance for doubtful accounts	(1,307)	(1,603)
Accounts receivable, net	$308,867	$328,030

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the three and six months ended January 28, 2017 and January 23, 2016, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of January 28, 2017 or July 30, 2016.

During the fourth quarter of fiscal 2016, the Company entered into a customer-sponsored vendor payment program. All eligible accounts receivables from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the condensed consolidated statements of operations. The program has not changed since its inception during the fourth quarter of fiscal 2016.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings (“CIEB”) includes revenue for services performed under contracts using the units-of-delivery method of accounting and the cost-to-cost measure of the percentage of completion method of accounting. Amounts consisted of the following (dollars in thousands):

	January 28, 2017	July 30, 2016
Costs incurred on contracts in progress	$348,933	$307,826
Estimated to date earnings	86,999	92,226
Total costs and estimated earnings	435,932	400,052
Less: billings to date	(56,888)	(42,637)
	$379,044	$357,415
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$397,048	$376,972
Billings in excess of costs and estimated earnings	(18,004)	(19,557)
	$379,044	$357,415

As of January 28, 2017, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of January 28, 2017 or July 30, 2016.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 28, 2017	July 30, 2016
Land	—	$3,475	$3,475
Buildings	10-35	12,021	11,969
Leasehold improvements	1-10	15,118	13,753
Vehicles	1-5	439,263	404,273
Computer hardware and software	1-7	99,129	95,570
Office furniture and equipment	1-10	11,699	10,374
Equipment and machinery	1-10	257,900	242,079
Total		838,605	781,493
Less: accumulated depreciation		(494,485)	(454,823)
Property and equipment, net		$344,120	$326,670

Depreciation expense was $29.6 million and $25.2 million for the three months ended January 28, 2017 and January 23, 2016, respectively, and $58.0 million and $47.9 million for the six months ended January 28, 2017 and January 23, 2016, respectively.

7. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $312.7 million and $310.2 million as of January 28, 2017 and July 30, 2016, respectively. Changes in the carrying amount of goodwill for fiscal 2017 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of July 30, 2016	$505,924	$(195,767)	$310,157
Purchase price allocation adjustments	2,501	—	2,501
Balance as of January 28, 2017	$508,425	$(195,767)	$312,658

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

During July 2016, the Company acquired the wireless network deployment and wireline operations of Goodman for $107.5 million, less an adjustment of approximately $6.6 million for working capital received below a target amount. The purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition and was primarily allocated to goodwill and other intangible assets. The acquired operations were immediately integrated with the operations of an existing subsidiary which is a larger, well-established provider of services to the same primary customer. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below prior expectations and the Company reduced its near term revenue expectations. As a result of the decline, the Company assessed whether it was more likely than not that the fair value of the reporting unit declined below the reporting unit’s carrying amount. With the immediate integration of the Goodman operations into the Company’s existing subsidiary, which is part of an existing reporting unit, the Company believes its ability to effectively perform services for the customer will provide future opportunities. Further, the acquired contracts remain in effect and the Company has not experienced any adverse changes in customer relations. Additionally, the Company believes that the fair value of the reporting unit containing the recently acquired operations remains substantially in excess of its carrying amount as of January 28, 2017. As a result, the Company determined that it was not more likely than not that the fair value of the reporting unit declined below its carrying amount as of January 28, 2017.

The Company performed its annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2016, 2015, and 2014 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. Qualitative assessments on reporting units that comprise a substantial portion of the Company’s consolidated goodwill balance and on its indefinite-lived intangible asset were performed. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considers various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350. Under the income approach, the key valuation assumptions used in determining the fair value estimates of the Company’s reporting units for each annual test were (a) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value.

The table below outlines certain assumptions in each of the Company’s fiscal 2016, 2015, and 2014 annual quantitative impairment analyses:

	2016	2015	2014
Terminal Growth Rate	2.0% - 3.0%	1.5% - 2.5%	1.5% - 3.0%
Discount Rate	11.5%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. The fiscal 2016, 2015, and 2014 analyses used the same discount rate and included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The changes in these inputs from fiscal 2016, 2015 and 2014 had offsetting impacts and the discount rate remained at 11.5%. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of its reporting units and within its industry. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of the Company’s reporting units rely on (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

The Company determined that the fair values of each of the reporting units were substantially in excess of their carrying values in the fiscal 2016 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the fiscal 2016 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 30, 2016, the Company believes the goodwill is recoverable for all of the reporting units. As of January 28, 2017, the Company continues to believe that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill. There can be no assurances that goodwill may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	Weighted Average Remaining Useful Lives (Years)	January 28, 2017	July 30, 2016
Gross carrying amount:
Customer relationships	12.3	$289,917	$289,955
Contract backlog	—	—	4,780
Trade names	7.6	9,650	9,800
UtiliQuest trade name	—	4,700	4,700
Non-compete agreements	2.4	685	685
		304,952	309,920
Accumulated amortization:
Customer relationships		112,395	101,012
Contract backlog		—	4,666
Trade names		6,556	6,034
Non-compete agreements		433	329
		119,384	112,041
Intangible assets, net		$185,568	$197,879
During the second quarter of fiscal 2017, certain contract backlog intangible assets became fully amortized. As a result, the gross carrying amount and the associated accumulated amortization each decreased $4.8 million. This decrease had no effect on the net carrying value of intangible assets as of January 28, 2017.

Amortization of the Company’s customer relationship intangibles and contract backlog intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $6.1 million and $4.7 million for the three months ended January 28, 2017 and January 23, 2016, respectively, and $12.3 million and $9.5 million for the six months ended January 28, 2017 and January 23, 2016, respectively.

As of January 28, 2017, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar year 2017, the Company retains the risk of loss up to the first $400,000 of claims per participant as well as an annual aggregate amount.

The liability for total accrued insurance claims and related processing costs was $99.1 million and $89.7 million as of January 28, 2017 and July 30, 2016, respectively, of which $59.7 million and $52.8 million, respectively, was long-term and reflected in non-current liabilities in the condensed consolidated balance sheets. Insurance recoveries/receivables related to accrued claims as of January 28, 2017 and July 30, 2016 were $8.9 million and $5.7 million, respectively, which were included in non-current other assets in the accompanying condensed consolidated balance sheets.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 28, 2017	July 30, 2016
Accrued payroll and related taxes	$20,327	$23,908
Accrued employee benefit and incentive plan costs	25,307	40,943
Accrued construction costs	26,093	41,123
Other current liabilities	15,410	16,328
Total other accrued liabilities	$87,137	$122,302

10. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	January 28, 2017	July 30, 2016
Credit Agreement - Revolving facility (matures April 2020)	$—	$—
Credit Agreement - Term loan facilities (mature April 2020)	376,875	346,250
0.75% convertible senior notes, net (mature September 2021)	382,513	373,077
	759,388	719,327
Less: current portion	(18,813)	(13,125)
Long-term debt	$740,575	$706,202

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with the various lenders named therein, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $450.0 million revolving facility, $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. During the second quarter of fiscal 2017, the Company entered into an incremental term loan facility under the Credit Agreement in the aggregate principal amount of $35.0 million. The additional term loan is subject to terms and conditions substantially similar to those applicable to the existing term loan facilities. The proceeds are available for general corporate purposes.

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

Standby letters of credit of approximately $57.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of both January 28, 2017 and July 30, 2016.

The weighted average interest rates and fees for balances under the Credit Agreement as of January 28, 2017 and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	January 28, 2017	July 30, 2016
Borrowings - Term loan facilities	2.53%	2.49%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 28, 2017 or July 30, 2016.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At both January 28, 2017 and July 30, 2016, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability in the revolving facility of $392.4 million as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued $485.0 million principal amount of 0.75% convertible senior notes due September 2021 (the “Notes”) in a private placement. The Company received net proceeds of approximately $471.7 million after deducting the initial purchasers’ discount of approximately $13.3 million. The Company used approximately $60.0 million of the net proceeds to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions. In addition, the Company used approximately $296.6 million of the net proceeds to fund the redemption of all of its 7.125% senior subordinated notes due 2021 and approximately $41.1 million for the net cost of convertible note hedge transactions and warrant transactions as further described below. The remainder of the proceeds of approximately $73.9 million is available for general corporate purposes.

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

In accordance with ASC Topic 470, Debt (“ASC Topic 470”), certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $4.4 million and $4.1 million of interest expense during the three months ended January 28, 2017 and January 23, 2016, respectively, and $8.7 million and $5.9 million of interest expense during the six months ended January 28, 2017 and January 23, 2016, respectively, for the non-cash amortization of the debt discount. The equity component represents the difference between the principal amount of the Notes and the debt discount, both measured at issuance. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Notes consist of the following components (dollars in thousands):

	January 28, 2017	July 30, 2016
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(92,993)	(101,679)
Less: Debt issuance costs(1)	(9,494)	(10,244)
Net carrying amount of Notes	$382,513	$373,077
Equity Component(2)	$112,554	$112,554

(1) Original issuance costs of approximately $15.1 million related to the Notes included the initial purchasers’ discount of approximately $13.3 million and approximately $1.8 million paid to third parties. Approximately $11.5 million of issuance costs of the Notes was allocated to the liability component and recorded as a contra-liability, presented net against the carrying amount for the Notes on the Company’s condensed consolidated balance sheet, of which $9.5 million and $10.2 million remained unamortized as of January 28, 2017 and July 30, 2016, respectively. Debt issuance costs attributable to the liability component are amortized to interest expense on the effective interest rate method over the term of the Notes and the expense was not material in all periods presented.

(2) Approximately $3.6 million of issuance costs paid to the initial purchasers of the Notes and third parties was allocated to the equity component and recorded net against the equity component in stockholders’ equity on the condensed consolidated balance sheets.

The Company determined that the fair value of the Notes as of January 28, 2017 and July 30, 2016 was approximately $425.2 million and $458.7 million, respectively, based on quoted market prices (level 2), compared to a net carrying amount of $382.5 million and $373.1 million, respectively. The fair value and net carrying amounts as of January 28, 2017 and

July 30, 2016 are both reflected net of the debt discount of $93.0 million and $101.7 million, respectively, and debt issuance costs of $9.5 million and $10.2 million, respectively.

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

The Company is subject to federal income taxes in the United States and the income taxes of multiple state jurisdictions and in Canada. Amounts of pre-tax earnings related to Canadian operations for the three and six months ended January 28, 2017 and January 23, 2016 were not material. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2012 and prior. During fiscal 2016, the Company was notified by the Internal Revenue Service that its federal income tax return for fiscal 2014 was selected for examination. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income taxes receivable totaled $26.6 million and $1.4 million as of January 28, 2017 and July 30, 2016, respectively. Income taxes receivable is included in current assets in the condensed consolidated balance sheets as of July 30, 2016. Income taxes payable totaled $0.5 million and $15.3 million as of January 28, 2017 and July 30, 2016, respectively.

As of both January 28, 2017 and July 30, 2016, the Company had total unrecognized tax benefits of $2.4 million resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $1.1 million and $1.0 million accrued for the payment of interest and penalties as of January 28, 2017 and July 30, 2016, respectively. Interest expense related to unrecognized tax benefits for the Company for the three and six months ended January 28, 2017 and January 23, 2016 was not material.

12. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Gain on sale of fixed assets	$1,729	$1,016	$3,172	$2,152
Miscellaneous (expense) income, net	(723)	56	(1,226)	390
Total other income, net	$1,006	$1,072	$1,946	$2,542

Other income, net includes approximately $0.9 million and $1.5 million of discount fee expense during the three and six months ended January 28, 2017, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program which the Company began participating in during the fourth quarter of fiscal 2016.

13. Capital Stock

Repurchases of Common Stock - The Company made the following share repurchases during fiscal 2016 and the three months ended January 28, 2017:

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2016:
Three months ended October 24, 2015	954,224	$69,997	$73.35
Three months ended April 23, 2016	1,557,354	$100,000	$64.21
Fiscal 2017:
Three months ended January 28, 2017	313,006	$25,000	$79.87

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

During the second quarter of fiscal 2017, the Company repurchased 313,006 common shares for $25.0 million at an average price of $79.87. All shares repurchased have been canceled. Upon cancellation, the excess over par value is recorded as a reduction in additional paid-in capital until the balance is reduced to zero, with any additional excess recorded to retained earnings. During the three months ended January 28, 2017, $12.1 million was charged to retained earnings related to the Company’s share repurchases during the period. As of January 28, 2017, $75.0 million remained available for repurchases through October 2017 under the Company’s April 26, 2016 repurchase program authorization. On February 28, 2017, the Company’s Board of Directors extended the term of this repurchase program through August 2018 and authorized an additional $75.0 million to repurchase shares of the Company’s outstanding common stock in open market or private transactions, including through accelerated share repurchase agreements with one or more counterparties from time to time. As of March 2, 2017, the Company has $150.0 million available for repurchases of the Company’s common stock through August 2018.

Restricted Stock Tax Withholdings - During the six months ended January 28, 2017 and January 23, 2016, the Company withheld 128,783 shares and 156,362 shares, respectively, totaling $10.2 million and $12.1 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

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

Stock-based compensation expense and the related tax benefit during the three and six months ended January 28, 2017 and January 23, 2016 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Stock-based compensation	$5,309	$4,200	$11,015	$8,708
Related tax benefit for stock-based compensation	$2,000	$1,613	$4,183	$3,342
As of January 28, 2017, the Company had unrecognized compensation expense related to stock options, time-based restricted share units (“RSUs”), and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $3.6 million, $10.5 million, and $24.1 million, respectively. This expense will be recognized over a weighted-average number of years of 2.9, 2.9, and 2.2, respectively, based on the average remaining service periods for the awards. As of January 28, 2017, the Company may recognize an additional $8.2 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the six months ended January 28, 2017:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of July 30, 2016	737,267	$20.99
Granted	36,914	$78.46
Options exercised	(48,543)	$10.06
Canceled	(1,000)	$6.83
Outstanding as of January 28, 2017	724,638	$24.67

Exercisable options as of January 28, 2017	593,666	$18.28

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended January 28, 2017:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 30, 2016	251,264	$42.56	625,971	$47.66
Granted	60,485	$77.76	274,282	$79.29
Share units vested	(107,447)	$35.20	(287,593)	$40.53
Forfeited or canceled	(1,223)	$29.84	(53,129)	$41.18
Outstanding as of January 28, 2017	203,079	$57.01	559,531	$67.44

The total amount of granted Performance RSUs presented above consists of 198,140 target shares and 76,142 supplemental shares. During the six months ended January 28, 2017, the Company canceled 49,797 supplemental shares of Performance RSUs outstanding as of July 30, 2016, as a result of the fiscal 2016 performance criteria for attaining those supplemental shares not being met. The total amount of Performance RSUs outstanding as of January 28, 2017 consists of 418,939 target shares and 140,592 supplemental shares.

15. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers during each of the six months ended January 28, 2017 and January 23, 2016 accounting for approximately 75.5% and 66.7% of its total contract revenues, respectively. Customers whose contract revenues exceeded 10% of total contract revenue during the three or six months ended January 28, 2017 or January 23, 2016 were as follows:

	For the Three Months Ended		For the Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
AT&T Inc.	28.3%	22.4%	28.7%	20.6%
Comcast Corporation	16.7%	13.5%	15.8%	12.7%
CenturyLink, Inc.	16.5%	14.9%	16.1%	15.3%
Verizon Communications Inc.	8.8%	11.9%	9.1%	10.7%

Customers whose combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net (“CIEB, net”) exceeded 10% of total combined trade receivables and CIEB, net as of January 28, 2017 or July 30, 2016 were as follows (dollars in millions):

	January 28, 2017		July 30, 2016
	Amount	% of Total	Amount	% of Total
Comcast Corporation	$126.4	18.5%	$95.3	13.9%
AT&T Inc.	$118.9	17.4%	$138.8	20.3%
Windstream Corporation	$97.6	14.3%	$79.0	11.5%
CenturyLink, Inc.	$79.7	11.7%	$79.0	11.5%
Verizon Communications Inc.	$63.2	9.3%	$69.0	10.1%

In addition, another customer had combined amounts of trade accounts receivable and CIEB, net of $75.6 million, or 11.1%, as of January 28, 2017, and $71.5 million, or 10.4%, as of July 30, 2016.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of January 28, 2017. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company’s trade accounts receivable and costs and estimated earnings in excess of billings.

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

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that TESINC, its customer and those subcontractors violated the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs seek unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. TESINC answered the complaint on November 14, 2016. The parties have commenced early discovery and are scheduled to attend a court-ordered initial settlement conference before a magistrate judge in March 2017. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. The Company intends to vigorously defend itself against this lawsuit.

In March 2016, the Company filed suit against Quanta Services, Inc. (“Quanta”) in the United States District Court for the Southern District of New York alleging violation of certain restrictive covenants, including noncompetition and non-solicitation of employees and customers in a Stock Purchase Agreement executed by the parties in December 2012 (the “SPA”). The Company is seeking equitable and declaratory relief. The Company filed an amended complaint in April 2016. In May 2016, Quanta answered the amended complaint and brought a separate counterclaim against the Company seeking a declaration regarding the permissible boundaries of customer solicitation. Discovery was completed in February 2017. A bench trial in the District Court was held in late February 2017. Post-trial briefs are due to be filed by the parties with the District Court in March 2017. An unfavorable outcome may result in an award of attorneys’ fees, costs, and expenses. The Company believes the counterclaims to be without merit and intends to vigorously advocate its position that Quanta breached the SPA and defend itself against these counterclaims.

In April 2016, a former employee of Prince Telecom, LLC (“Prince”), a wholly owned subsidiary of the Company, commenced a lawsuit against Prince in the Superior Court of California under the California Labor Code Private Attorneys General Act (“PAGA”). The lawsuit alleges that Prince violated the California Labor Code by, among other things, failing to pay the California minimum wage, failing to pay for all hours worked (including overtime), failing to provide meal breaks and failing to provide accurate wage statements. The plaintiff seeks to recover all penalties arising from each alleged PAGA violation on behalf of himself and a putative class of current and former employees of Prince who worked as technicians in the State of California in the year preceding the filing date of the lawsuit. In December 2016, the plaintiff’s attorney and Prince agreed to settle the lawsuit for an immaterial amount. The parties are preparing the agreement and intend to seek court approval of the proposed settlement.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”), a multiemployer pension plan, ceased operations. In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act for multiemployer pension plans that primarily cover employees in the building and construction industry. However, there can be no assurance that the Company will be successful in asserting the statutory exemption as a defense. As required by the Employee Retirement Income Security Act, in November 2016, the subsidiary began making monthly payments of the claimed withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability all such payments will be refunded to the Company.

With respect to the July 2016 acquisition from Goodman, $20.0 million is escrowed as of January 28, 2017 and is available to the Company for the indemnification obligations of the seller. Of the amount escrowed, $10.0 million will be released to the seller upon the occurrence of certain conditions or the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a Sales Tax Liability of approximately $31.7 million. Under the asset purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that the Company is a successor to the operations and seek to recover from the Company. In such event the Company would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount the Company pays.

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

Performance Bonds and Guarantees - The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 28, 2017 and July 30, 2016, the Company had $133.7 million and $165.8 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit - The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of both January 28, 2017 and July 30, 2016, the Company had $57.6 million of outstanding standby letters of credit issued under the Credit Agreement.

17. Subsequent Events

As of January 28, 2017, $75.0 million remained available for repurchases through October 2017 under the Company’s April 26, 2016 repurchase program authorization. On February 28, 2017, the Company’s Board of Directors extended the term of this repurchase program through August 2018 and authorized an additional $75.0 million to repurchase shares of the Company’s outstanding common stock in open market or private transactions, including through accelerated share repurchase agreements with one or more counterparties from time to time. As of March 2, 2017, the Company has $150.0 million available for repurchases of the Company’s common stock through August 2018.

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

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. Some telephone companies, which have previously deployed fiber-to-the-node architectures, have definitively transitioned to fiber-to-the-home architectures, while others are beginning to provision video over their fiber-to-the-node architectures. Cable companies continue to increase the speeds of their services to residential customers and to deploy fiber to business customers with increasing urgency. Overall cable capital expenditures, new-build opportunities and capacity expansion through fiber-deep deployments are increasing. Many industry participants are deploying networks designed to provision 1 gigabit speeds to individual consumers and some have articulated plans to deploy speeds beyond 1 gigabit.

Opportunities exist to improve rural networks as a result of Phase II of the Connect America Fund. This program, administered by the Federal Communications Commission (the “FCC”), will provide $1.676 billion in funding per year through 2020 to price cap carriers and others to expand and support broadband deployments in rural areas. In aggregate, our current customers, including several of our top ten customers, have accepted over $1.496 billion in funding per year under this program. New projects resulting from the Connect America Fund Phase II are in planning, engineering, and construction. These projects are deploying fiber deeper into rural networks, and more are expected as new multi-year opportunities emerge. These opportunities also include fixed wireless deployments. We expect this program to contribute to demand for services in our industry.

Significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers are upgrading their networks to 4G technologies and contemplating next generation mobile solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites and small cells. Increasing wireless data traffic and newly emerging wireless technologies are prompting further wireline deployments as wireless and wireline networks converge. Fiber deployments in contemplation of newly emerging wireless technologies are being considered in many regions of the country. These trends are driving demand for our services.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the six months ended January 28, 2017 and January 23, 2016, accounting for approximately 75.5% and 66.7% of our total contract revenues, respectively. Revenues from our largest customer increased to 28.7% as a percentage of total revenue during the six months ended January 28, 2017 from 20.6% during the six months ended January 23, 2016 as a result of growth in services provided for their network deployments.

The following reflects the percentage of total contract revenue from customers who contributed at least 2.5% to our total contract revenue during the three or six months ended January 28, 2017 or January 23, 2016:

	For the Three Months Ended		For the Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
AT&T Inc.	28.3%	22.4%	28.7%	20.6%
Comcast Corporation	16.7%	13.5%	15.8%	12.7%
CenturyLink, Inc.	16.5%	14.9%	16.1%	15.3%
Verizon Communications Inc.	8.8%	11.9%	9.1%	10.7%
Windstream Corporation	6.0%	5.5%	5.9%	6.0%
Charter Communications, Inc.(1)	3.6%	6.7%	4.0%	7.2%

(1) For comparison purposes in the above table, revenues from Charter Communications, Inc., Time Warner Cable Inc., and Bright House Networks, LLC have been combined for periods prior to their May 2016 merger.

In addition, another customer contributed 5.0% and 6.3% to our total revenue during the three months ended January 28, 2017 and January 23, 2016, respectively, and 4.6% and 7.5% during the six months ended January 28, 2017 and January 23, 2016, respectively.

We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. Revenues from multi-year master service agreements were approximately 62.3% and 63.4% of total contract revenues during the three months ended January 28, 2017 and January 23, 2016, respectively, and 62.5% and 62.1% during the six months ended January 28, 2017 and January 23, 2016, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts were 24.7% and 18.5% of total contract revenues during the three months ended January 28, 2017 and January 23, 2016, respectively, and 23.9% and 17.6% during the six months ended January 28, 2017 and January 23, 2016, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2016 - During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographic presence within our existing customer base. During the fourth quarter of fiscal 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States. Additionally, during July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a cash purchase price of $107.5 million, less an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquired operations were immediately integrated with the operations of an existing subsidiary which is a larger, well-established provider of services to the same primary customer. The acquisition reinforces our wireless construction resources and expands our geographic presence within our existing customer base. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below prior expectations and we reduced our near term revenue expectations. The acquired contracts remain in effect and we have not experienced any adverse changes in customer relations. With the immediate integration of the Goodman operations into our existing subsidiary, we believe our ability to effectively perform services for the customer will provide future opportunities.

With respect to the acquisition from Goodman, $20.0 million is escrowed as of January 28, 2017 and is available to us for the indemnification obligations of the seller. Of the amount escrowed, $10.0 million will be released to the seller upon the occurrence of certain conditions or the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a sales tax liability of approximately $31.7 million (the “Sales Tax Liability”). Under the asset purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that we are a successor to the operations and seek to recover from us. In such event we would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount we pay.

The results of these businesses acquired are included in the condensed consolidated financial statements from their respective dates of acquisition. The purchase price allocation of TelCom was completed during the fourth quarter of fiscal 2016. Purchase price allocations of the Goodman and NextGen acquisitions are preliminary and will be completed during fiscal 2017 when valuations for intangible assets and other amounts are finalized.

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

Revenues. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. We recognize revenue under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services, representing less than 5% of our contract revenues during the six months ended January 28, 2017 and less than 10% of our contract revenues during the six months ended January 23, 2016, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of completion, we accrue the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the six months ended January 28, 2017 and January 23, 2016, there were no material impacts to our results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the six months ended January 28, 2017 or January 23, 2016. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

Loss on Debt Extinguishment. Loss on debt extinguishment for the six months ended January 23, 2016 includes pre-tax charges related to the redemption of our 7.125% senior subordinated notes (the “7.125% Notes”), including the write-off of deferred debt issuance costs on the 7.125% Notes.

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

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net during the six months ended January 28, 2017 also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program which we began participating in during the fourth quarter of fiscal 2016.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for the year ended July 30, 2016. Our disclosure of critical accounting policies and estimates with respect to goodwill and other intangible assets is included below for the purpose of providing additional disclosure regarding recently acquired operations.

Goodwill and Intangible Assets. As of January 28, 2017, we had approximately $312.7 million of goodwill, $4.7 million of indefinite-lived intangible assets and $180.9 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2016, we had $310.2 million of goodwill, $4.7 million of indefinite-lived intangible assets and $193.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 25, 2015, we had $271.7 million of goodwill, $4.7 million of indefinite-lived intangible assets and $116.2 million of finite-lived intangible assets, net of accumulated amortization. The increase in goodwill during fiscal 2016 is primarily the result of preliminary purchase price allocations associated with businesses acquired in fiscal 2016. The increase in net intangible assets is a result of businesses acquired during fiscal 2016, partially offset by amortization of intangibles during fiscal 2016. See Note 7, Goodwill and Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 30, 2016.

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

During July 2016, we acquired the wireless network deployment and wireline operations of Goodman for $107.5 million, less an adjustment of approximately $6.6 million for working capital received below a target amount. The purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition and was primarily allocated to goodwill and other intangible assets. The acquired operations were immediately integrated with the operations of an existing subsidiary which is a larger, well-established provider of services to the same primary customer. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below prior expectations and we reduced our near term revenue expectations. As a result of the decline, we assessed whether it was more likely than not that the fair value of the reporting unit declined below the reporting unit’s carrying amount. With the immediate integration of the Goodman operations into our existing subsidiary, which is part of an existing reporting unit, we believe our ability to effectively perform services for the customer will provide future opportunities. Further, the acquired contracts remain in effect and we have not experienced any adverse changes in customer relations. Additionally, we believe that the fair value of the reporting unit containing the recently acquired operations remains substantially in excess of its carrying amount as of January 28, 2017. As a result, we determined that it was not more likely than not that the fair value of the reporting unit declined below its carrying amount as of January 28, 2017.

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

The table below outlines certain assumptions in each of our fiscal 2016, 2015, and 2014 annual quantitative impairment analyses:

	2016	2015	2014
Terminal Growth Rate	2.0% - 3.0%	1.5% - 2.5%	1.5% - 3.0%
Discount Rate	11.5%	11.5%	11.5%

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

We determined that the fair values of each of the reporting units were substantially in excess of their carrying values in the fiscal 2016 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the fiscal 2016 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 30, 2016, we believe the goodwill is recoverable for all of the reporting units. As of January 28, 2017, we continue to believe that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill. There can be no assurances that goodwill may not be impaired in future periods.

Certain of our reporting units also have other intangible assets, including customer relationships, contract backlog, trade names, and non-compete intangibles. As of January 28, 2017 and July 30, 2016, we believe that the carrying amounts of these intangible assets, including those of the recently acquired operations, are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Results of Operations

The results of operations of businesses acquired are included in the condensed consolidated financial statements from their dates of acquisition. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	January 28, 2017		January 23, 2016		January 28, 2017		January 23, 2016
Revenues	$701.1	100.0%	$559.5	100.0%	$1,500.4	100.0%	$1,218.7	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	561.4	80.1	450.3	80.5	1,176.4	78.4	957.3	78.5
General and administrative	58.2	8.3	47.0	8.4	118.4	7.9	98.5	8.1
Depreciation and amortization	35.7	5.1	29.9	5.3	70.3	4.7	57.3	4.7
Total	655.3	93.5	527.2	94.2	1,365.0	91.0	1,113.1	91.3
Interest expense, net	(9.2)	(1.3)	(7.9)	(1.4)	(18.2)	(1.2)	(17.0)	(1.4)
Loss on debt extinguishment	—	—	—	—	—	—	(16.3)	(1.3)
Other income, net	1.0	0.1	1.1	0.2	1.9	0.1	2.5	0.2
Income before income taxes	37.7	5.4	25.5	4.6	119.0	7.9	74.9	6.1
Provision for income taxes	14.0	2.0	10.0	1.8	44.3	3.0	28.6	2.3
Net income	$23.7	3.4%	$15.5	2.8%	$74.7	5.0%	$46.3	3.8%

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks of operations and fiscal 2017 will consist of 52 weeks of operations.

Revenues. Revenues increased to $701.1 million during the three months ended January 28, 2017 from $559.5 million during the three months ended January 23, 2016. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired during fiscal 2016.

During the three months ended January 28, 2017, total revenues of $13.4 million were generated by businesses that were not owned during the second fiscal quarter in the prior year. Excluding this amount, revenues increased by approximately $128.2 million during the three months ended January 28, 2017 as compared to the three months ended January 23, 2016. Revenues increased by approximately $61.0 million for a significant telecommunications customer improving its network and by approximately $41.5 million for a leading cable multiple system operator from installation, maintenance and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Revenues increased by approximately $32.0 million for a large telecommunications customer primarily reflecting increases in the volume of services performed under existing contracts and new awards. Additionally, revenues increased by approximately $11.5 million for services performed for a telecommunications customer in connection with rural services. Revenues increased approximately $9.1 million for a customer who recently acquired certain wireline operations from another large telecommunications customer. Partially offsetting these increases, revenues declined by approximately $12.2 million for services performed for a cable multiple system operator. All other customers had net decreases in revenues of $14.7 million on a combined basis during the three months ended January 28, 2017, as compared to the three months ended January 23, 2016.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 92.6%, 4.9%, and 2.5%, respectively, for the three months ended January 28, 2017, compared to 90.0%, 6.0%, and 4.0%, respectively, for the three months ended January 23, 2016.

Revenues increased to $1.500 billion during the six months ended January 28, 2017 from $1.219 billion during the six months ended January 23, 2016. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired during fiscal 2016.

During the six months ended January 28, 2017 and January 23, 2016, total revenues of $101.2 million and $55.8 million, respectively, were generated by businesses that were not owned for the entire period in both the current and prior year.

Excluding these amounts, revenues increased by approximately $236.3 million during the six months ended January 28, 2017 as compared to the six months ended January 23, 2016. Revenues increased by approximately $152.1 million for a significant telecommunications customer improving its network and by approximately $83.0 million for a leading cable multiple system operator from installation, maintenance and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Revenues increased by approximately $33.9 million for a large telecommunications customer primarily reflecting increases in the volume of services performed under existing contracts and new awards. Additionally, revenues increased by approximately $19.8 million for a customer who recently acquired certain wireline operations from another large telecommunications customer. Revenues also increased approximately $11.2 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, revenues declined by approximately $29.0 million for services performed for a cable multiple system operator and by approximately $22.3 million for services performed on a customer’s fiber network. All other customers had net decreases in revenues of $12.4 million on a combined basis during the six months ended January 28, 2017, as compared to the six months ended January 23, 2016.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 92.1%, 5.2%, and 2.7%, respectively, for the six months ended January 28, 2017, compared to 90.5%, 5.8%, and 3.7%, respectively, for the six months ended January 23, 2016.

Costs of Earned Revenues. Costs of earned revenues increased to $561.4 million, or 80.1% of contract revenue, during the three months ended January 28, 2017, compared to $450.3 million, or 80.5% of contract revenue, during the three months ended January 23, 2016. The increase in total costs of earned revenues during the three months ended January 28, 2017 was primarily due to a higher level of operations, including the operating costs of businesses acquired during the fourth quarter of fiscal 2016. The primary components of the increase were a $89.3 million aggregate increase in direct labor and subcontractor costs, $10.6 million increase in direct material costs, and $11.2 million net increase in other direct costs.

As a percentage of contract revenue, direct material costs and other direct costs decreased 1.1%, on a combined basis, primarily as a result of operating leverage on our increased level of operations and mix of work during the three months ended January 28, 2017. Partially offsetting this decrease, labor and subcontracted labor costs increased 0.7% of contract revenue during the three months ended January 28, 2017, compared to the three months ended January 23, 2016 primarily resulting from costs incurred as the scale of our operations expanded.

Costs of earned revenues increased to $1.176 billion, or 78.4% of contract revenue, during the six months ended January 28, 2017, compared to $957.3 million, or 78.5% of contract revenue, during the six months ended January 23, 2016. The increase in total costs of earned revenues during the six months ended January 28, 2017 was primarily due to a higher level of operations, including the operating costs of businesses acquired during fiscal 2016. The primary components of the increase were a $184.1 million aggregate increase in direct labor and subcontractor costs and a $16.7 million increase in direct material costs, and $18.3 million net increase in other direct costs.

As a percentage of contract revenue, direct material costs and other direct costs decreased 1.5%, on a combined basis, primarily as a result of operating leverage on our increased level of operations and mix of work during the six months ended January 28, 2017. Partially offsetting this decrease, labor and subcontracted labor costs increased 1.4% of contract revenue for the six months ended January 28, 2017, compared to the six months ended January 23, 2016. The increase in labor and subcontracted labor costs as a percentage of contract revenue primarily resulted from costs incurred as the scale of our operations expanded.

General and Administrative Expenses. General and administrative expenses increased to $58.2 million, or 8.3% of contract revenue, during the three months ended January 28, 2017, compared to $47.0 million, or 8.4% of contract revenue, during the three months ended January 23, 2016. The increase in total general and administrative expenses during the three months ended January 28, 2017 primarily resulted from higher legal fees and increased payroll and performance-based compensation costs. Additionally, stock-based compensation increased to $5.3 million during the three months ended January 28, 2017, compared to $4.2 million during the three months ended January 23, 2016. The decrease in general and administrative expenses as a percentage of contract revenue is due to operating leverage on our increased level of operations.

General and administrative expenses increased to $118.4 million, or 7.9% of contract revenue, during the six months ended January 28, 2017, compared to $98.5 million, or 8.1% of contract revenue, during the six months ended January 23, 2016. The increase in total general and administrative expenses during the six months ended January 28, 2017 primarily resulted from increased payroll and performance-based compensation costs and higher legal fees. Additionally, stock-based compensation increased to $11.0 million during the six months ended January 28, 2017, compared to $8.7 million during the six months ended January 23, 2016. The decrease in general and administrative expenses as a percentage of contract revenue is due to operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation and amortization was $35.7 million and $29.9 million during the three months ended January 28, 2017 and January 23, 2016, respectively, and totaled 5.1% and 5.3% of contract revenue, respectively. Depreciation and amortization was $70.3 million and $57.3 million during the six months ended January 28, 2017 and January 23, 2016, respectively, and totaled 4.7% of contract revenue during each of the six months ended January 28, 2017 and January 23, 2016. The increase in depreciation and amortization expense during the three and six months ended January 28, 2017 is a result of the addition of fixed assets during fiscal 2017 and fiscal 2016 and the incremental expense of businesses acquired during fiscal 2016. Amortization expense was $6.1 million and $4.7 million during the three months ended January 28, 2017 and January 23, 2016, respectively, and was $12.3 million and $9.5 million during the six months ended January 28, 2017 and January 23, 2016, respectively.

Interest Expense, Net. Interest expense, net was $9.2 million and $7.9 million during the three months ended January 28, 2017 and January 23, 2016, respectively. Interest expense includes approximately $4.4 million and $4.1 million during the three months ended January 28, 2017 and January 23, 2016, respectively, for the non-cash amortization of debt discount associated with our convertible senior notes. Excluding this amortization, interest expense, net increased to $4.8 million during the three months ended January 28, 2017, from $3.7 million during the three months ended January 23, 2016, primarily due to higher debt balances outstanding during the current period.

Interest expense, net was $18.2 million and $17.0 million during the six months ended January 28, 2017 and January 23, 2016, respectively. Interest expense includes approximately $8.7 million and $5.9 million during the six months ended January 28, 2017 and January 23, 2016, respectively, for the non-cash amortization of debt discount associated with our convertible senior notes. Excluding this amortization, interest expense, net decreased to $9.6 million during the six months ended January 28, 2017 from $11.1 million during the six months ended January 23, 2016, primarily due to the lower interest coupon rate on the convertible senior notes issued in September 2015 compared to the previously outstanding 7.125% Notes. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s debt transactions.

Loss on Debt Extinguishment. In connection with the redemption of our 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the first quarter of fiscal 2016. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s debt transactions.

Other Income, Net. Other income, net was $1.0 million and $1.1 million during the three months ended January 28, 2017 and January 23, 2016, respectively, and $1.9 million and $2.5 million during the six months ended January 28, 2017 and January 23, 2016, respectively. Other income, net reflects approximately $0.9 million and $1.5 million of discount fee expense during the three and six months ended January 28, 2017, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program which we began participating in during the fourth quarter of fiscal 2016. These costs were partially offset by increases in other income based on the number of assets sold and prices obtained for those assets during the three and six months ended January 28, 2017, compared to the prior year periods.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended January 28, 2017 and January 23, 2016 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Income tax provision	$14.0	$10.0	$44.3	$28.6
Effective income tax rate	37.2%	39.2%	37.2%	38.2%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, certain dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. We had total unrecognized tax benefits of approximately $2.4 million as of both January 28, 2017 and July 30, 2016 which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $23.7 million for the three months ended January 28, 2017, compared to $15.5 million for the three months ended January 23, 2016. Net income was $74.7 million for the six months ended January 28, 2017, compared to $46.3 million for the six months ended January 23, 2016.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $29.5 million as of January 28, 2017, compared to $33.8 million as of July 30, 2016. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $644.0 million as of January 28, 2017, compared to $541.7 million as of July 30, 2016.

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

Net Cash Flows. The following table presents our net cash flows for the six months ended January 28, 2017 and January 23, 2016 (dollars in millions):

	For the Six Months Ended
	January 28, 2017	January 23, 2016
Net cash flows:
Provided by operating activities	$64.2	$46.5
Used in investing activities	$(71.1)	$(137.4)
Provided by financing activities	$2.6	$89.8

Cash Provided by Operating Activities. During the six months ended January 28, 2017, net cash provided by operating activities was $64.2 million. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, write-off of deferred financing fees and premium on long-term debt, deferred income taxes, gain on sale of fixed assets, and bad debt expense. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $101.0 million of operating cash flow during the six months ended January 28, 2017. Working capital changes that used operating cash flow during the six months ended January 28, 2017 included increases in net costs and estimated earnings in excess of billings of $30.4 million resulting from an increase in the volumes of activity and the related revenue from several of our top customers during fiscal 2017. In addition, there was a net increase in income tax receivable of $33.3 million primarily as a result of the timing of annual estimated tax payments made during the six months ended January 28, 2017. Decreases in accounts payable and accrued liabilities used $14.7 million and $24.8 million, respectively, of operating cash flow primarily resulting from the timing of payments, including for amounts paid for annual incentive compensation during October 2016. Net increases in other current assets and other non-current assets combined used $16.9 million of operating cash flow during the six months ended January 28, 2017 primarily for costs that coincide with the beginning of our fiscal year and increases of inventory. Working capital changes that provided operating cash flow during the six months ended January 28, 2017 were decreases in accounts receivable of $19.1 million from customer collection activity.

Our days sales outstanding (“DSO”) for accounts receivable is calculated based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter. Contract payment terms vary by customer and primarily range from 30 to 90 days after invoicing. Our DSO for accounts receivable was 40 days as of January 28, 2017, compared to 52 days as of January 23, 2016. During the fourth quarter of fiscal 2016, we began participating in a customer-sponsored vendor payment program. All eligible accounts receivables from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The program has not changed since its inception during the fourth quarter of fiscal 2016. Our DSO for costs and estimated earnings in excess of billings (“CIEB”) was 49 days and 47 days as of January 28, 2017 and January 23, 2016, respectively.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of January 28, 2017 or July 30, 2016. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of January 28, 2017 or July 30, 2016. As of January 28, 2017, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable
During the six months ended January 23, 2016, net cash provided by operating activities was $46.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $85.5 million of operating cash flow. The primary working capital sources of cash flow were decreases in accounts receivable of $7.8 million. Working capital changes that used operating cash flow during the six months ended January 23, 2016 were increases in costs and estimated earnings in excess of billings of $18.2 million. Additionally, decreases in accrued liabilities used $22.3 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during October 2015 and working capital changes of businesses acquired in the first quarter of fiscal 2016. In addition, net increases in other current assets and other non-current assets used $13.0 million of operating cash flow during the six months ended January 23, 2016 primarily for inventory and for prepaid costs during the period. Decreases in accounts payable of $15.3 million used operating cash flow during the six months ended January 23, 2016 due to the timing of cash payments. Furthermore, there was a net increase in income tax receivable of $24.4 million primarily as a result of tax payments made during the six months ended January 23, 2016.
Cash Used in Investing Activities. Net cash used in investing activities was $71.1 million during the six months ended January 28, 2017, compared to $137.4 million during the six months ended January 23, 2016. During the six months ended January 28, 2017 and January 23, 2016, capital expenditures of $76.9 million and $90.9 million, respectively, were offset in part by proceeds from the sale of assets of $4.3 million and $2.7 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. During the second quarter of fiscal 2017, we received $1.8 million in proceeds for working capital adjustments related to the Goodman acquisition. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.4 million and $0.5 million during the six months ended January 28, 2017 and January 23, 2016, respectively. Additionally, during the six months ended January 23, 2016, we paid $48.8 million in connection with the acquisition of TelCom.

Cash Provided by Financing Activities. Net cash provided by financing activities was $2.6 million during the six months ended January 28, 2017. We received $35.0 million in proceeds from an incremental term loan facility entered into during the period and made principal payments of $4.4 million on our aggregate term loan facilities during the six months ended January 28, 2017. Additionally, we repurchased 313,006 shares of our common stock in open market transactions, at an average price of $79.87, for $25.0 million. Other financing activities during the six months ended January 28, 2017 included $0.5 million received from the exercise of stock options and $6.8 million received for excess tax benefits, primarily from the vesting of restricted share units. We withheld shares and paid $10.2 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended January 28, 2017.

Net cash provided by financing activities was $89.8 million during the six months ended January 23, 2016. The primary source of cash provided by financing activities during the six months ended January 23, 2016 was the $485.0 million principal amount of 0.75% convertible senior notes due 2021 (the “Notes”) issued in a private placement in September 2015. During the six months ended January 23, 2016, we paid approximately $15.5 million in total issuance costs, including the initial purchasers’ discount on the Notes and third party fees and expenses related to our financing transactions. We used approximately $277.5 million of the net proceeds from the Notes issuance to fund the redemption of our 7.125% senior subordinated notes. Furthermore, in connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for a total cost of approximately $115.8 million. We also entered into separately negotiated warrant transactions with the same counterparties as the convertible hedge transactions, and received proceeds of approximately $74.7 million from the sale of these warrants. Refer to Note 10, Debt, in the Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions. Borrowings under our credit agreement, net of repayments, were $8.0 million during the six months ended January 23, 2016.

During the six months ended January 23, 2016, we repurchased 954,224 shares of our common stock in open market transactions, at an average price of $73.35 per share, for approximately $70.0 million. In addition, we received $1.8 million from the exercise of stock options and received excess tax benefits of $11.3 million primarily from the exercises of stock options and vesting of restricted share units during the six months ended January 23, 2016. Furthermore, we withheld restricted share units and paid $12.1 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended January 23, 2016.

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with the various lenders named therein, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020. The credit agreement provides for a $450.0 million revolving facility, $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. During the second quarter of fiscal 2017, we entered into an incremental term loan facility under the credit agreement in the aggregate principal amount of $35.0 million. The additional term loan is subject to terms and conditions substantially similar to those applicable to the existing term loan facilities. The proceeds are available for general corporate purposes.

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

The weighted average interest rates and fees for balances under the credit agreement as of January 28, 2017 and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	January 28, 2017	July 30, 2016
Borrowings - Term loan facilities	2.53%	2.49%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 28, 2017 or July 30, 2016.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the credit agreement. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At both January 28, 2017 and July 30, 2016, we were in compliance with the financial covenants of our credit agreement and had additional borrowing availability in the revolving facility of $392.4 million as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 28, 2017 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$485,000	$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	18,813	62,562	295,500	—	376,875
Fixed interest payments on long-term debt(1)	3,638	7,275	7,275	—	18,188
Operating lease obligations	21,937	28,791	9,446	4,283	64,457
Employment agreements	11,405	10,582	329	—	22,316
Purchase and other contractual obligations(2)	43,615	—	—	—	43,615
Total	$99,408	$109,210	$797,550	$4,283	$1,010,451

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of January 28, 2017 consisted of $376.9 million outstanding under our term loan facilities.

(2) Purchase and other contractual obligations primarily represent obligations under agreements to purchase vehicles and equipment that have not been received as of January 28, 2017. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 28, 2017.

Our condensed consolidated balance sheet as of January 28, 2017 includes a long-term liability of approximately $59.7 million for accrued insurance claims. This liability has been excluded from the above table as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.4 million as of both January 28, 2017 and July 30, 2016 and is included in other liabilities in the condensed consolidated balance sheet. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 28, 2017 and July 30, 2016, we had $133.7 million and $165.8 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $32.0 million as of January 28, 2017. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of both January 28, 2017 and July 30, 2016, we had $57.6 million outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.112 billion and $6.031 billion at January 28, 2017 and July 30, 2016, respectively. We expect to complete 46.2% of the January 28, 2017 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during the six months ended January 28, 2017 or January 23, 2016, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On January 28, 2017, we had variable rate debt outstanding under our credit agreement of $376.9 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.9 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes as of January 28, 2017 and July 30, 2016 was approximately $425.2 million and $458.7 million, respectively, based on quoted market prices (level 2), compared to a net carrying amount of $382.5 million and $373.1 million, respectively. The fair value and net carrying amounts as of January 28, 2017 and July 30, 2016 are both reflected net of the debt discount of $93.0 million and $101.7 million, respectively, and debt issuance costs of $9.5 million and $10.2 million, respectively. The fair values of the Notes as of January 28, 2017 and July 30, 2016 were determined based on the closing trading prices per $100 of the Notes as of the last day of trading for the respective periods, which were $108.81 and $117.65, respectively. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $11.9 million, calculated on a discounted cash flow basis as of January 28, 2017.

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

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 28, 2017, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 28, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that TESINC, its customer and those subcontractors violated the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs seek unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. TESINC answered the complaint on November 14, 2016. The parties have commenced early discovery and are scheduled to attend a court-ordered initial settlement conference before a magistrate judge in March 2017. It is too early to evaluate the likelihood of an outcome to this matter or estimate the amount or range of potential loss, if any. We intend to vigorously defend ourselves against this lawsuit.

In March 2016, the Company filed suit against Quanta Services, Inc. (“Quanta”) in the United States District Court for the Southern District of New York alleging violation of certain restrictive covenants, including noncompetition and non-solicitation of employees and customers in a Stock Purchase Agreement executed by the parties in December 2012 (the “SPA”). The Company is seeking equitable and declaratory relief. The Company filed an amended complaint in April 2016. In May 2016, Quanta answered the amended complaint and brought a separate counterclaim against the Company seeking a declaration regarding the permissible boundaries of customer solicitation. Discovery was completed in February 2017. A bench trial in the

District Court was held in late February 2017. Post-trial briefs are due to be filed by the parties with the District Court in March 2017. An unfavorable outcome may result in an award of attorneys’ fees, costs, and expenses. We believe the counterclaims to be without merit and intend to vigorously advocate our position that Quanta breached the SPA and defend ourselves against these counterclaims.

In April 2016, a former employee of Prince Telecom, LLC (“Prince”), a wholly owned subsidiary of the Company, commenced a lawsuit against Prince in the Superior Court of California under the California Labor Code Private Attorneys General Act (“PAGA”). The lawsuit alleges that Prince violated the California Labor Code by, among other things, failing to pay the California minimum wage, failing to pay for all hours worked (including overtime), failing to provide meal breaks and failing to provide accurate wage statements. The plaintiff seeks to recover all penalties arising from each alleged PAGA violation on behalf of himself and a putative class of current and former employees of Prince who worked as technicians in the State of California in the year preceding the filing date of the lawsuit. In December 2016, the plaintiff’s attorney and Prince agreed to settle the lawsuit for an immaterial amount. The parties are preparing the agreement and intend to seek court approval of the proposed settlement.

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

Several of our subsidiaries participate in multiemployer pension plans under which we could incur material liabilities in certain circumstances. Pursuant to collective bargaining agreements, several of our subsidiaries participate in various multiemployer pension plans that generally provide defined pension benefits to covered employees. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to provide benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act (“ERISA”), absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon withdrawal from a plan for its proportionate share of the plan’s unfunded vested liability. In addition, if any of the plans in which we participate become significantly underfunded, as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions in the form of higher contribution rates or surcharges related to the underfunding of those plans.

During the fourth quarter of fiscal 2016, one of our subsidiaries, which previously contributed to the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”), a multiemployer pension plan, ceased operations. In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We are disputing the claim of a withdrawal liability demanded by the Plan as we believe there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. However, there can be no assurance that we will be successful in asserting the statutory exemption as a defense. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability all such payments will be refunded to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended January 28, 2017, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company's purchase of its common stock during the three months ended January 28, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2016 - November 26, 2016	—	$—	—	(4)
November 27, 2016 - December 24, 2016	112,493(2)	$78.64	—	(4)
December 25, 2016 - January 28, 2017	313,006(3)	$79.87	—	(4)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce our total share repurchase authority.

(3) During the second quarter of fiscal 2017, the Company repurchased 313,006 common shares for $25.0 million at an average price of $79.87.

(4) As of January 28, 2017, $75.0 million remained available for repurchases through October 2017 under the Company’s April 26, 2016 repurchase program authorization. On February 28, 2017, the Company’s Board of Directors extended the term of this repurchase program through August 2018 and authorized an additional $75.0 million to repurchase shares of the Company’s outstanding common stock in open market or private transactions, including through accelerated share repurchase agreements with one or more counterparties from time to time. As of March 2, 2017, the Company has $150.0 million available for repurchases of the Company’s common stock through August 2018.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1 +
Lender Joinder Agreement to Credit Agreement, dated as of January 26, 2017, by and among MUFG Union Bank N.A., as the New Lender, Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, and Bank of America, N.A., as Administrative Agent.

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

101 +
The following materials from the Registrant’s Annual Report on Form 10-Q for the quarter ended January 28, 2017 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 2, 2017	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	March 2, 2017	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer