Form 10-Q
period 2017-04-29
DYCOM INDUSTRIES INC
filed 2017-05-26
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 29, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 627-7171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 31,078,799 shares of common stock with a par value of $0.33 1/3 outstanding at May 24, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	April 29, 2017	July 30, 2016
ASSETS
Current assets:
Cash and equivalents	$19,357	$33,787
Accounts receivable, net	348,868	328,030
Costs and estimated earnings in excess of billings	440,895	376,972
Inventories	88,175	73,606
Deferred tax assets, net	22,614	22,733
Income tax receivable	6,258	—
Other current assets	24,070	16,106
Total current assets	950,237	851,234

Property and equipment, net	378,408	326,670
Goodwill	323,235	310,157
Intangible assets, net	189,851	197,879
Other	34,281	33,776
Total non-current assets	925,775	868,482
Total assets	$1,876,012	$1,719,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,334	$115,492
Current portion of debt	14,438	13,125
Billings in excess of costs and estimated earnings	14,885	19,557
Accrued insurance claims	40,242	36,844
Income taxes payable	651	15,307
Other accrued liabilities	99,331	122,302
Total current liabilities	288,881	322,627

Long-term debt	811,579	706,202
Accrued insurance claims	60,726	52,835
Deferred tax liabilities, net non-current	87,401	76,587
Other liabilities	4,687	4,178
Total liabilities	1,253,274	1,162,429

COMMITMENTS AND CONTINGENCIES, Note 16

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,078,172 and 31,420,310 issued and outstanding, respectively	10,360	10,473
Additional paid-in capital	5,218	10,208
Accumulated other comprehensive loss	(1,419)	(1,274)
Retained earnings	608,579	537,880
Total stockholders’ equity	622,738	557,287
Total liabilities and stockholders’ equity	$1,876,012	$1,719,716

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 29, 2017	April 23, 2016
REVENUES:
Contract revenues	$786,338	$664,645

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	621,475	520,408
General and administrative (including stock-based compensation expense of $4.9 million and $3.9 million, respectively)	61,317	56,519
Depreciation and amortization	37,411	31,583
Total	720,203	608,510

Interest expense, net	(9,382)	(8,007)
Other income, net	4,793	4,323
Income before income taxes	61,546	52,451

Provision (benefit) for income taxes:
Current	25,519	14,842
Deferred	(2,769)	4,526
Total provision for income taxes	22,750	19,368

Net income	$38,796	$33,083

Earnings per common share:
Basic earnings per common share	$1.24	$1.02

Diluted earnings per common share	$1.22	$1.00

Shares used in computing earnings per common share:
Basic	31,357,124	32,433,560

Diluted	31,909,926	33,050,934

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	April 29, 2017	April 23, 2016
REVENUES:
Contract revenues	$2,286,693	$1,883,383

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,797,836	1,477,671
General and administrative (including stock-based compensation expense of $15.9 million and $12.6 million, respectively)	179,712	155,003
Depreciation and amortization	107,662	88,930
Total	2,085,210	1,721,604

Interest expense, net	(27,629)	(25,010)
Loss on debt extinguishment	—	(16,260)
Other income, net	6,737	6,866
Income before income taxes	180,591	127,375

Provision for income taxes:
Current	61,165	20,026
Deferred	5,917	27,969
Total provision for income taxes	67,082	47,995

Net income	$113,509	$79,380

Earnings per common share:
Basic earnings per common share	$3.61	$2.43

Diluted earnings per common share	$3.54	$2.37

Shares used in computing earnings per common share:
Basic	31,439,981	32,656,490

Diluted	32,091,091	33,486,515

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Net income	$38,796	$33,083	$113,509	$79,380
Foreign currency translation (losses) gains, net of tax	(165)	447	(145)	91
Comprehensive income	$38,631	$33,530	$113,364	$79,471

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	April 29, 2017	April 23, 2016
OPERATING ACTIVITIES:
Net income	$113,509	$79,380
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	107,662	88,930
Deferred income tax provision	5,917	27,969
Stock-based compensation	15,930	12,600
Bad debt expense, net	239	1,005
Gain on sale of fixed assets	(8,220)	(6,213)
Write-off of deferred financing fees and premium on long-term debt	—	2,017
Amortization of debt discount	13,111	10,119
Amortization of debt issuance costs and other	2,469	1,981
Excess tax benefit from share-based awards	(8,047)	(11,384)
Change in operating assets and liabilities:
Accounts receivable, net	(12,056)	(29,667)
Costs and estimated earnings in excess of billings, net	(75,005)	(77,180)
Other current assets and inventory	(23,339)	(11,000)
Other assets	1,083	(2,867)
Income taxes receivable/payable	(12,696)	(10,622)
Accounts payable	(1,356)	6,827
Accrued liabilities, insurance claims, and other liabilities	(12,688)	(2,922)
Net cash provided by operating activities	106,513	78,973

INVESTING ACTIVITIES:
Capital expenditures	(135,186)	(138,721)
Proceeds from sale of assets	10,087	6,432
Cash paid for acquisitions, net of cash acquired	(26,427)	(48,804)
Proceeds from acquisition working capital adjustment	1,825	—
Changes in restricted cash and other	265	(479)
Net cash used in investing activities	(149,436)	(181,572)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	640,000	773,000
Principal payments on senior credit agreement, including term loans	(547,563)	(654,250)
Repurchases of common stock	(62,909)	(169,997)
Proceeds from issuance of 0.75% convertible senior notes due 2021	—	485,000
Proceeds from sale of warrants	—	74,690
Purchase of convertible note hedge	—	(115,818)
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	—	(277,500)
Debt issuance costs	(70)	(15,542)
Exercise of stock options	1,434	1,816
Restricted stock tax withholdings	(10,446)	(12,146)
Excess tax benefit from share-based awards	8,047	11,384
Net cash provided by financing activities	28,493	100,637
Net decrease in cash and equivalents	(14,430)	(1,962)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	33,787	21,289

CASH AND EQUIVALENTS AT END OF PERIOD	$19,357	$19,327

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	April 29, 2017	April 23, 2016
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$13,015	$12,765
Cash paid for taxes, net	$74,501	$31,205
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$9,579	$7,120

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

Segment Information. The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company’s Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were not material during the three or nine months ended April 29, 2017 and April 23, 2016. Additionally, the Company had no material long-lived assets in Canada as of April 29, 2017 or July 30, 2016.

Accounting Period. The Company’s fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks of operations and fiscal 2017 will consist of 52 weeks of operations.

Significant Accounting Policies & Estimates

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates are based on the Company’s historical experience and management’s understanding of current facts and circumstances. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates. There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended July 30, 2016.

Revenue Recognition. The Company performs a majority of its services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of the Company’s services, representing less than 5% of its contract revenues during each of the nine months ended April 29, 2017 and April 23, 2016, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of the percentage of completion method of accounting, the Company accrues the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the nine months ended April 29, 2017 and April 23, 2016, there were no material impacts to the Company’s results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the nine months ended April 29, 2017 or April 23, 2016. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Goodwill and Intangible Assets. The Company accounts for goodwill and other intangibles in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”). Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company performs its annual impairment review of goodwill at the reporting unit level. Each of the Company’s operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If the Company determines the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

Other Assets. As of April 29, 2017 and July 30, 2016, other non-current assets consisted of deferred financing costs related to the Company’s revolving credit facility of $5.2 million and $6.4 million, respectively, insurance recoveries/receivables related to accrued claims of $8.9 million and $5.7 million, respectively, as well as other long-term deposits, prepaid discounts, and other non-current assets totaling $10.8 million and $12.7 million, respectively. Additionally, other non-current assets included $5.4 million and $5.0 million of restricted cash held as collateral in support of the Company’s insurance obligations as of April 29, 2017 and July 30, 2016, respectively. Changes in restricted cash are reported in cash flows used in investing activities in the condensed consolidated statements of cash flows. As of April 29, 2017 and July 30, 2016, other non-current assets also included $4.0 million for an investment in nonvoting senior units of a former customer, which is accounted for using the cost method.

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for certain of the Company’s outstanding long-term debt, which is based on observable market-based inputs (Level 2). See Note 10, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of April 29, 2017 and July 30, 2016. During the nine months ended April 29, 2017 and April 23, 2016, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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
Recently Adopted Accounting Standards

Business Combinations. In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 replaces the requirement for an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when measurement period adjustments are identified. The new guidance requires an acquirer to recognize adjustments in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The Company adopted ASU 2015-16 during the first quarter of fiscal 2017 and it did not have a material effect on the Company’s consolidated financial statements.
Accounting Standards Not Yet Adopted

Goodwill. In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company in fiscal 2021 and interim reporting periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Business Combinations. In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for the Company in fiscal 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Revenue Recognition. In December 2016, the FASB issued Accounting Standards Update No. 2016-20, Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers (“ASU 2016-20”). The amendments in this update affect certain aspects of the guidance issued in ASU 2014-09, including impairment testing of contract costs, contract loss provisions, and performance obligation disclosure. ASU 2016-08, 2016-10, ASU 2016-12, and 2016-20 must be adopted concurrently with ASU 2014-09. ASU 2014-09 will be effective for the Company beginning in fiscal 2019 and interim reporting periods within that year, using either the retrospective or cumulative effect transition method. The Company is currently evaluating the transition methods and the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Restricted Cash. In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice regarding the classification and presentation of changes in restricted cash within the statement of cash flows. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company in fiscal 2019 and interim reporting periods within that year. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Income Taxes. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 amends the current GAAP prohibition of recognizing current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. The update requires an entity to recognize the income tax consequences of an intra-entity transfer for assets other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company in fiscal 2019 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Statement of Cash Flows. In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding the classification of certain transactions within the statement of cash flows. ASU 2016-15 will be effective for the Company in fiscal 2019 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Stock Compensation - In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes provisions intended to simplify accounting for share-based payment transactions including income tax consequences, classification of share-based awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits (or tax deficiencies) will be recognized as income tax benefit (or expense) in the statement of operations. Additionally, when applying the treasury stock method for computing diluted earnings per share under ASU 2016-09 the assumed proceeds will not include any windfall tax benefits, which may result in a greater number of dilutive shares outstanding. Further, excess tax benefits will be classified along with other income tax cash flows as an operating activity. ASU 2016-09 also permits income tax withholding up to the maximum statutory tax rate in applicable jurisdictions as the threshold to qualify for equity classification. ASU 2016-09 will be effective for the Company in fiscal 2018 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period with all adjustments to be reflected as of the beginning of the fiscal year of adoption. The application of ASU 2016-09 will result in greater volatility in the effective tax rate in future periods.

2. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Net income available to common stockholders (numerator)	$38,796	$33,083	$113,509	$79,380

Weighted-average number of common shares (denominator)	31,357,124	32,433,560	31,439,981	32,656,490

Basic earnings per common share	$1.24	$1.02	$3.61	$2.43

Weighted-average number of common shares	31,357,124	32,433,560	31,439,981	32,656,490
Potential shares of common stock arising from stock options, and unvested restricted share units	552,802	617,374	651,110	830,025
Total shares-diluted (denominator)	31,909,926	33,050,934	32,091,091	33,486,515

Diluted earnings per common share	$1.22	$1.00	$3.54	$2.37

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share does not include the effect of the following instruments because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Stock-based awards	96,020	116,544	64,632	79,792
0.75% convertible senior notes due 2021	5,005,734	5,005,734	5,005,734	5,005,734
Warrants	5,005,734	5,005,734	5,005,734	5,005,734
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,107,488	10,128,012	10,076,100	10,091,260

Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company’s average stock price for the three and nine months ended April 29, 2017 was below the conversion price for the convertible senior notes and the strike price for the warrants, the underlying common shares were anti-dilutive as reflected above. See Note 10, Debt, for additional information related to the Company’s convertible senior notes and warrant transactions.

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

3. Acquisitions

Fiscal 2017 - During March 2017, the Company acquired Texstar Enterprises, Inc. (“Texstar”) for $26.4 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest regions of the United States. This acquisition expands the Company’s geographic presence within its existing customer base.

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

Fiscal 2017 and 2016 Purchase Price Allocations

The purchase price allocation of TelCom was completed during the fourth quarter of fiscal 2016. Purchase price allocations of the Goodman, NextGen, and Texstar acquisitions are preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the respective date of acquisition. In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the Company will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company will record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date.

During the nine months ended April 29, 2017, the Company recorded adjustments to the fair values assigned to working capital items in connection with the purchase price allocation of the Goodman acquisition and increased the value assigned to goodwill by approximately $2.8 million, net of $1.8 million of proceeds received during the second quarter of fiscal 2017 for a working capital adjustment. The income statement impact during the three and nine months ended April 29, 2017 related to these fair value adjustments was not significant.

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2017 and 2016 and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition (dollars in millions):

	2017	2016
Assets
Accounts receivable	$8.9	$16.9
Costs and estimated earnings in excess of billings	2.6	22.3
Inventories and other current assets	0.2	11.9
Property and equipment	5.6	11.5
Goodwill	10.3	41.2
Intangible assets - customer relationships	9.8	94.5
Intangible assets - trade names and other	0.7	1.8
Total assets	38.1	200.1

Liabilities
Accounts payable	3.3	23.7
Accrued and other current liabilities	3.4	21.0
Deferred tax liabilities, net non-current	5.0	—
Total liabilities	11.7	44.7

Net Assets Acquired	$26.4	$155.4

With respect to the acquisition from Goodman, $20.0 million is escrowed as of April 29, 2017 and is available to the Company for the indemnification obligations of the seller. Of the amount escrowed, $10.0 million will be released to the seller upon the occurrence of certain conditions or the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a sales tax liability of approximately $31.7 million (the “Sales Tax Liability”). Under the asset purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that the Company is a successor to the operations and seek to recover from the Company. In such event the Company would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount the Company pays.

Results of businesses acquired during fiscal 2017 and 2016 are included in the condensed consolidated financial statements from their respective dates of acquisition. The revenues and net income of TelCom, NextGen, and Texstar were not material during the three or nine months ended April 29, 2017 or April 23, 2016. The acquired operations of Goodman were immediately integrated within the operations of an existing subsidiary. See Note 7, Goodwill and Intangible Assets, for information regarding the goodwill and intangible assets of businesses acquired.

4. Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	April 29, 2017	July 30, 2016
Contract billings	$323,743	$297,532
Retainage	26,497	32,101
Total	350,240	329,633
Less: allowance for doubtful accounts	(1,372)	(1,603)
Accounts receivable, net	$348,868	$328,030

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the three and nine months ended April 29, 2017 and the three and nine months ended April 23, 2016, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of April 29, 2017 or July 30, 2016.

During the fourth quarter of fiscal 2016, the Company entered into a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the condensed consolidated statements of operations. The program has not changed since its inception during the fourth quarter of fiscal 2016.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings (“CIEB”) includes revenue for services performed under contracts using the units-of-delivery method of accounting and the cost-to-cost measure of the percentage of completion method of accounting. Amounts consisted of the following (dollars in thousands):

	April 29, 2017	July 30, 2016
Costs incurred on contracts in progress	$373,504	$307,826
Estimated to date earnings	100,814	92,226
Total costs and estimated earnings	474,318	400,052
Less: billings to date	(48,308)	(42,637)
	$426,010	$357,415
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$440,895	$376,972
Billings in excess of costs and estimated earnings	(14,885)	(19,557)
	$426,010	$357,415

As of April 29, 2017, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of April 29, 2017 or July 30, 2016.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	April 29, 2017	July 30, 2016
Land	—	$3,475	$3,475
Buildings	10-35	12,006	11,969
Leasehold improvements	1-10	13,959	13,753
Vehicles	1-5	461,059	404,273
Computer hardware and software	1-7	104,659	95,570
Office furniture and equipment	1-10	11,949	10,374
Equipment and machinery	1-10	274,728	242,079
Total		881,835	781,493
Less: accumulated depreciation		(503,427)	(454,823)
Property and equipment, net		$378,408	$326,670

Depreciation expense was $31.2 million and $27.0 million for the three months ended April 29, 2017 and April 23, 2016, respectively, and $89.2 million and $74.9 million for the nine months ended April 29, 2017 and April 23, 2016, respectively.

7. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $323.2 million and $310.2 million as of April 29, 2017 and July 30, 2016, respectively. Changes in the carrying amount of goodwill for fiscal 2017 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of July 30, 2016	$505,924	$(195,767)	$310,157
Goodwill from fiscal 2017 acquisition	10,309	—	10,309
Purchase price allocation adjustments from fiscal 2016 acquisitions	2,769	—	2,769
Balance as of April 29, 2017	$519,002	$(195,767)	$323,235

The goodwill associated with the stock purchase of Texstar is not deductible for tax purposes. Goodwill largely consists of expected synergies resulting from acquisitions, including the expansion of the Company’s geographic presence and strengthening of its customer base.

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

During July 2016, the Company acquired the wireless network deployment and wireline operations of Goodman for $107.5 million, less an adjustment of approximately $6.6 million for working capital received below a target amount. The purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition and was primarily allocated to goodwill and other intangible assets. The acquired operations were immediately integrated with the operations of an existing subsidiary, which is a larger, well-established provider of services to the same primary customer. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below prior expectations and the Company reduced its near term revenue expectations. As a result of the decline, the Company assessed whether it was more likely than not that the fair value of the reporting unit declined below the reporting unit’s carrying amount. With the immediate integration of the Goodman operations into the Company’s existing subsidiary, which is part of an existing reporting unit, the Company believes its ability to effectively perform services for the customer will provide future opportunities. Further, the acquired contracts remain in effect and the Company has not experienced any adverse changes in customer relations. Additionally, the Company believes that the fair value of the reporting unit containing the recently acquired operations remains substantially in excess of its carrying amount as of April 29, 2017. As a result, the Company determined that it was not more likely than not that the fair value of the reporting unit declined below its carrying amount as of April 29, 2017.

The Company performed its annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2016, 2015, and 2014 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. Qualitative assessments were performed on reporting units that comprise a substantial portion of the Company’s consolidated goodwill balance and on its indefinite-lived intangible asset. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considers various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350. Under the income approach, the key valuation assumptions used in determining the fair value estimates of the Company’s reporting units for each annual test were (a) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value.

The table below outlines certain assumptions in each of the Company’s fiscal 2016, 2015, and 2014 annual quantitative impairment analyses:

	2016	2015	2014
Terminal Growth Rate	2.0% - 3.0%	1.5% - 2.5%	1.5% - 3.0%
Discount Rate	11.5%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. The fiscal 2016, 2015, and 2014 analyses used the same discount rate and included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The changes in these inputs from fiscal 2016, 2015, and 2014 had offsetting impacts and the discount rate remained at 11.5%. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of its reporting units and within its industry. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of the Company’s reporting units rely on (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

The Company determined that the fair values of each of the reporting units were substantially in excess of their carrying values in the fiscal 2016 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the fiscal 2016 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 30, 2016, the Company believes the goodwill is recoverable for all of the reporting units. As of April 29, 2017, the Company continues to believe that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill. There can be no assurances that goodwill may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	April 29, 2017				July 30, 2016
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	12.3	$299,717	$118,203	$181,514	$289,955	$101,012	$188,943
Trade names	7.3	10,350	6,914	3,436	9,800	6,034	3,766
UtiliQuest trade name	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	2.5	685	484	201	685	329	356
Contract backlog	—	—	—	—	4,780	4,666	114
		$315,452	$125,601	$189,851	$309,920	$112,041	$197,879
During fiscal 2017, the remaining contract backlog intangible assets became fully amortized. As a result, the gross carrying amount and the associated accumulated amortization each decreased $4.8 million. This decrease had no effect on the net carrying value of intangible assets.

Amortization of the Company’s customer relationship intangibles and contract backlog intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $6.2 million and $4.5 million for the three months ended April 29, 2017 and April 23, 2016, respectively, and $18.5 million and $14.0 million for the nine months ended April 29, 2017 and April 23, 2016, respectively.

As of April 29, 2017, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

The liability for total accrued insurance claims and related processing costs was $101.0 million and $89.7 million as of April 29, 2017 and July 30, 2016, respectively, of which $60.7 million and $52.8 million, respectively, was long-term and reflected in non-current liabilities in the condensed consolidated balance sheets. Insurance recoveries/receivables related to accrued claims as of April 29, 2017 and July 30, 2016 were $8.9 million and $5.7 million, respectively, which were included in non-current other assets in the accompanying condensed consolidated balance sheets.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	April 29, 2017	July 30, 2016
Accrued payroll and related taxes	$23,293	$23,908
Accrued employee benefit and incentive plan costs	33,873	40,943
Accrued construction costs	26,931	41,123
Other current liabilities	15,234	16,328
Total other accrued liabilities	$99,331	$122,302

10. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	April 29, 2017	July 30, 2016
Credit Agreement - Revolving facility (matures April 2020)	$71,000	$—
Credit Agreement - Term loan facilities (mature April 2020)	367,688	346,250
0.75% convertible senior notes, net (mature September 2021)	387,329	373,077
	826,017	719,327
Less: current portion	(14,438)	(13,125)
Long-term debt	$811,579	$706,202

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with the various lenders named therein, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $450.0 million revolving facility and $385.0 million in aggregate term loan facilities, including $35.0 million from an incremental term loan facility entered into during the second quarter of fiscal 2017. The additional term loan is subject to terms and conditions substantially similar to those applicable to the existing term loan facilities. The proceeds were used for general corporate purposes. The credit agreement also contains a sublimit of $200.0 million for the issuance of letters of credit.

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

Standby letters of credit of approximately $57.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of both April 29, 2017 and July 30, 2016.

The weighted average interest rates and fees for balances under the Credit Agreement as of April 29, 2017 and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	April 29, 2017	July 30, 2016
Borrowings - Term loan facilities	2.74%	2.49%
Borrowings - Revolving facility(1)	3.48%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of July 30, 2016.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 29, 2017 and July 30, 2016, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability in the revolving facility of $321.4 million and $392.4 million, respectively, as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued $485.0 million principal amount of 0.75% convertible senior notes due September 2021 (the “Notes”) in a private placement. The Company received net proceeds of approximately $471.7 million after deducting the initial purchasers’ discount of approximately $13.3 million. The Company used approximately $60.0 million of the net proceeds to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions. In addition, the Company used approximately $296.6 million of the net proceeds to fund the redemption of all of its 7.125% senior subordinated notes due 2021 and approximately $41.1 million for the net cost of convertible note hedge transactions and warrant transactions as further described below. The remainder of the proceeds of approximately $73.9 million was used for general corporate purposes.

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

In accordance with ASC Topic 470, Debt (“ASC Topic 470”), certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $4.4 million and $4.2 million of interest expense during the three months ended April 29, 2017 and April 23, 2016, respectively, and $13.1 million and $10.1 million of interest expense during the nine months ended April 29, 2017 and April 23, 2016, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	April 29, 2017	July 30, 2016
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(88,568)	(101,679)
Less: Debt issuance costs(1)	(9,103)	(10,244)
Net carrying amount of Notes	$387,329	$373,077

(1) Original issuance costs of approximately $15.1 million related to the Notes included the initial purchasers’ discount of approximately $13.3 million and approximately $1.8 million paid to third parties. Approximately $11.5 million of issuance costs of the Notes was allocated to the liability component and recorded as a contra-liability, presented net against the carrying amount for the Notes on the Company’s condensed consolidated balance sheet, of which $9.1 million and $10.2 million remained unamortized as of April 29, 2017 and July 30, 2016, respectively. Debt issuance costs attributable to the liability component are amortized to interest expense on the effective interest rate method over the term of the Notes.

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the debt discount. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification. Approximately $3.6 million of issuance costs paid to the initial purchasers of the Notes and third parties was allocated to the equity component and recorded net against the equity component in stockholders’ equity on the condensed consolidated balance sheets.

The Company determined that the fair value of the Notes as of April 29, 2017 and July 30, 2016 was approximately $515.8 million and $458.7 million, respectively, based on quoted market prices (level 2), compared to a net carrying amount of $387.3 million and $373.1 million, respectively. The fair value and net carrying amounts as of April 29, 2017 and July 30, 2016 are both reflected net of the debt discount of $88.6 million and $101.7 million, respectively, and debt issuance costs of $9.1 million and $10.2 million, respectively.

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

The Company is subject to federal income taxes in the United States and the income taxes of multiple state jurisdictions and in Canada. Amounts of pre-tax earnings related to Canadian operations for the three and nine months ended April 29, 2017 and April 23, 2016 were not material. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2012 and prior. During fiscal 2016, the Company was notified by the Internal Revenue Service that its federal income tax return for fiscal 2014 was selected for examination. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income taxes receivable totaled $6.3 million and $1.4 million as of April 29, 2017 and July 30, 2016, respectively. Income taxes receivable is included in current assets in the condensed consolidated balance sheets as of July 30, 2016. Income taxes payable totaled $0.7 million and $15.3 million as of April 29, 2017 and July 30, 2016, respectively.

As of both April 29, 2017 and July 30, 2016, the Company had total unrecognized tax benefits of $2.4 million resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $1.1 million and $1.0 million accrued for the payment of interest and penalties as of April 29, 2017 and July 30, 2016, respectively. Interest expense related to unrecognized tax benefits for the Company for the three and nine months ended April 29, 2017 and April 23, 2016 was not material.

12. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Gain on sale of fixed assets	$5,048	$4,061	$8,220	$6,213
Miscellaneous (expense) income, net	(255)	262	(1,483)	653
Total other income, net	$4,793	$4,323	$6,737	$6,866

Other income, net includes approximately $0.9 million and $2.5 million of discount fee expense incurred during the three and nine months ended April 29, 2017, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program in which the Company began participating during the fourth quarter of fiscal 2016.

13. Capital Stock

Repurchases of Common Stock. The Company made the following share repurchases during fiscal 2016 and 2017:

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2016:
Three months ended October 24, 2015	954,224	$69,997	$73.35
Three months ended April 23, 2016	1,557,354	$100,000	$64.21
Fiscal 2017:
Three months ended January 28, 2017	313,006	$25,000	$79.87
Three months ended April 29, 2017	400,000	$37,909	$94.77

Fiscal 2016 - In connection with the Notes offering in September 2015, the Company used approximately $60.0 million of the net proceeds from the Notes to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom’s common stock on

September 9, 2015. The additional $110.0 million spent during fiscal 2016 was for shares repurchased under authorized share repurchase programs.

Fiscal 2017 - As of the beginning of fiscal 2017, the Company had $100.0 million available for share repurchases through October 2017 under the Company’s April 26, 2016 repurchase authorization. During the second quarter of fiscal 2017, the Company repurchased 313,006 shares of its common stock, at an average price of $79.87, for $25.0 million. During the third quarter of fiscal 2017, the Company’s Board of Directors extended the term of the $75.0 million remaining available under the April 26, 2016 authorization through August 2018. In connection with the extension of this authorization, the Company’s Board of Directors also authorized an additional $75.0 million to repurchase shares of the Company’s common stock through August 2018 in open market or private transactions. The Company repurchased 400,000 shares of its common stock, at an average price of $94.77 per share, for $37.9 million during the third quarter of fiscal 2017. As of April 29, 2017, $112.1 million remained available for repurchases.

All shares repurchased have been canceled. Upon cancellation, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the nine months ended April 29, 2017, $42.8 million was charged to retained earnings related to the Company’s share repurchases during the period.

Restricted Stock Tax Withholdings. During the nine months ended April 29, 2017 and April 23, 2016, the Company withheld 130,922 shares and 156,362 shares, respectively, totaling $10.4 million and $12.1 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

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

Stock-based compensation expense and the related tax benefit during the three and nine months ended April 29, 2017 and April 23, 2016 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Stock-based compensation	$4,915	$3,892	$15,930	$12,600
Related tax benefit for stock-based compensation	$1,943	$1,467	$6,126	$4,809
During the nine months ended April 29, 2017, the Company recognized approximately $6.2 million in stock-based compensation expense in connection with certain performance-based target awards related to the fiscal 2017 performance criteria. In addition, during the nine months ended April 29, 2017, the Company recognized approximately $1.6 million in stock-based compensation expense in connection with supplemental shares for the three-year performance period ending July 29, 2017. In a period the Company determines it is no longer probable that it will achieve certain performance criteria for the awards, it would reverse the stock-based compensation expense that it had previously recognized associated with the portion of Performance RSUs that will not vest.

As of April 29, 2017, the Company had unrecognized compensation expense related to stock options, time-based restricted share units (“RSUs”), and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $3.2 million, $9.5 million, and $21.2 million, respectively. This expense will be recognized over a weighted-average number of years of 2.7, 2.7, and 2.1, respectively, based on the average remaining service periods for the awards. As of April 29, 2017, the Company may recognize an additional $7.4 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended April 29, 2017:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of July 30, 2016	737,267	$20.99
Granted	36,914	$78.46
Options exercised	(101,411)	$14.14
Canceled	(1,000)	$6.83
Outstanding as of April 29, 2017	671,770	$25.21

Exercisable options as of April 29, 2017	540,798	$18.32

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the nine months ended April 29, 2017:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 30, 2016	251,264	$42.56	625,971	$47.66
Granted	64,546	$78.70	274,282	$79.29
Share units vested	(114,297)	$35.42	(287,593)	$40.53
Forfeited or canceled	(3,935)	$46.63	(56,854)	$42.67
Outstanding as of April 29, 2017	197,578	$58.42	555,806	$67.46

The total amount of granted Performance RSUs presented above consists of 198,140 target shares and 76,142 supplemental shares. During the nine months ended April 29, 2017, the Company canceled 49,797 supplemental shares of Performance RSUs outstanding as of July 30, 2016, as a result of the fiscal 2016 performance criteria for attaining those supplemental shares not being met. The total amount of Performance RSUs outstanding as of April 29, 2017 consists of 415,729 target shares and 140,077 supplemental shares.

15. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers during each of the nine months ended April 29, 2017 and April 23, 2016 accounting for approximately 76.3% and 68.8% of its total contract revenues, respectively. Customers whose contract revenues exceeded 10% of total contract revenue during the three or nine months ended April 29, 2017 or April 23, 2016 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
AT&T Inc.	27.1%	26.8%	28.1%	22.8%
Comcast Corporation	19.4%	14.4%	17.1%	13.3%
CenturyLink, Inc.	17.7%	13.7%	16.6%	14.7%
Verizon Communications Inc.(1)	8.5%	10.6%	8.9%	10.7%

Customers whose combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net (“CIEB, net”) exceeded 10% of total combined trade receivables and CIEB, net as of April 29, 2017 or July 30, 2016 were as follows (dollars in millions):

	April 29, 2017		July 30, 2016
	Amount	% of Total	Amount	% of Total
Comcast Corporation	$172.5	22.4%	$95.3	13.9%
CenturyLink, Inc.	$118.4	15.4%	$79.0	11.5%
AT&T Inc.	$109.5	14.2%	$138.8	20.3%
Windstream Corporation	$89.5	11.6%	$79.0	11.5%
Verizon Communications Inc.(1)	$63.0	8.2%	$70.2	10.2%

(1) For comparison purposes in the above tables, amounts from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

In addition, another customer had combined amounts of trade accounts receivable and CIEB, net of $71.6 million, or 9.3%, as of April 29, 2017, and $71.5 million, or 10.4%, as of July 30, 2016.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of April 29, 2017. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company’s trade accounts receivable and costs and estimated earnings in excess of billings.

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

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the

United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges violation of the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. The parties agreed to settle the lawsuit in March 2017 for an immaterial amount. The parties are preparing the agreement and intend to seek court approval of the proposed settlement.

In March 2016, the Company filed suit against Quanta Services, Inc. (“Quanta”) in the United States District Court for the Southern District of New York alleging violation of certain restrictive covenants, including noncompetition and non-solicitation of employees and customers in a Stock Purchase Agreement executed by the parties in December 2012 (the “SPA”). The Company sought equitable and declaratory relief. In May 2016, Quanta answered the complaint and brought a separate counterclaim against the Company seeking a declaration regarding the permissible boundaries of customer solicitation. In March 2017, the parties reached a confidential settlement that resolved all outstanding claims on terms not material to the Company.

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act for multiemployer pension plans that primarily cover employees in the building and construction industry. However, there can be no assurance that the Company will be successful in asserting the statutory exemption as a defense. As required by the Employee Retirement Income Security Act, in November 2016, the subsidiary began making monthly payments of the claimed withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability all such payments will be refunded to the Company.

With respect to the July 2016 acquisition from Goodman, $20.0 million is escrowed as of April 29, 2017 and is available to the Company for the indemnification obligations of the seller. Of the amount escrowed, $10.0 million will be released to the seller upon the occurrence of certain conditions or the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a Sales Tax Liability of approximately $31.7 million. Under the asset purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that the Company is a successor to the operations and seek to recover from the Company. In such event the Company would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount the Company pays.

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

Performance Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 29, 2017 and July 30, 2016, the Company had $130.9 million and $165.8 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize the Company’s obligations to its insurance carriers in connection with the settlement of potential claims. As of both April 29, 2017 and July 30, 2016, the Company had $57.6 million of outstanding standby letters of credit issued under the Credit Agreement.

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

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Several large telephone companies have pursued fiber-to-the-premise and fiber-to-the-node initiatives to compete actively with cable operators. Some telephone companies, which have previously deployed fiber-to-the-node architectures, have definitively transitioned to fiber-to-the-home architectures, while others are beginning to provision video over their fiber-to-the-node architectures. Cable companies continue to increase the speeds of their services to residential customers and to deploy fiber to business customers with increasing urgency. Overall cable capital expenditures, new-build opportunities and capacity expansion through fiber-deep deployments are increasing. A number of industry participants are deploying significant wireline networks across broad sections of the country. These networks are generally designed to provision 1 gigabit speeds to individual consumers. Some industry participants have articulated plans to deploy networks designed to provision bandwidth enabling speeds beyond 1 gigabit.

Significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers are upgrading their networks to 4G technologies and contemplating next generation mobile solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites and small cells. Increasing wireless data traffic and newly emerging wireless technologies are beginning to drive significant incremental wireline deployments in many regions of the country. These trends are driving demand for the type of services we provide.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the nine months ended April 29, 2017 and April 23, 2016, accounting for approximately 76.3% and 68.8% of our total contract revenues, respectively. Revenues from our largest customer increased to 28.1% as a percentage of total revenue during the nine months ended April 29, 2017 from 22.8% during the nine months ended April 23, 2016 as a result of growth in services provided for their network deployments.

The following reflects the percentage of total contract revenue from customers who contributed at least 2.5% to our total contract revenue during the three or nine months ended April 29, 2017 or April 23, 2016:

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
AT&T Inc.	27.1%	26.8%	28.1%	22.8%
Comcast Corporation	19.4%	14.4%	17.1%	13.3%
CenturyLink, Inc.	17.7%	13.7%	16.6%	14.7%
Verizon Communications Inc.(1)	8.5%	10.6%	8.9%	10.7%
Windstream Corporation	4.8%	5.6%	5.5%	5.8%
Charter Communications, Inc.(2)	3.6%	5.4%	3.9%	6.6%

(1) For comparison purposes in the above table, revenues from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

(2) For comparison purposes in the above table, revenues from Charter Communications, Inc., Time Warner Cable Inc., and Bright House Networks, LLC have been combined for periods prior to their May 2016 merger.

In addition, another customer contributed 3.4% and 7.1% to our total revenue during the three months ended April 29, 2017 and April 23, 2016, respectively, and 4.2% and 7.4% during the nine months ended April 29, 2017 and April 23, 2016, respectively.

We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. Revenues from multi-year master service agreements were approximately 64.6% and 62.3% of total contract revenues during the three months ended April 29, 2017 and April 23, 2016, respectively, and 63.2% and 62.2% during the nine months ended April 29, 2017 and April 23, 2016, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts were 24.3% and 20.4% of total contract revenues during the three months ended April 29, 2017 and April 23, 2016, respectively, and 24.1% and 18.6% during the nine months ended April 29, 2017 and April 23, 2016, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2017 - During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.4 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest regions of the United States. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2016 - During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographic presence within our existing customer base. During the fourth quarter of fiscal 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States. Additionally, during July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a cash purchase price of $107.5 million, less an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquired operations were immediately integrated with the operations of an existing subsidiary, which is a larger, well-established provider of services to the same primary customer. The acquisition reinforces our wireless construction resources and expands our geographic presence within our existing customer base. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below prior expectations and we reduced our near term revenue expectations. The acquired contracts remain in effect and we have not experienced any adverse changes in customer relations. With the immediate integration of the Goodman operations into our existing subsidiary, we believe our ability to effectively perform services for the customer will provide future opportunities.

With respect to the acquisition from Goodman, $20.0 million is escrowed as of April 29, 2017 and is available to us for the indemnification obligations of the seller. Of the amount escrowed, $10.0 million will be released to the seller upon the occurrence of certain conditions or the twelve-month anniversary of the closing date. The remaining $10.0 million will be released to the seller when the seller satisfies certain conditions with respect to a dispute with the state of Texas over a sales tax liability of approximately $31.7 million (the “Sales Tax Liability”). Under the asset purchase agreement, Goodman has retained responsibility for this Sales Tax Liability. Should Goodman not resolve this matter, the state may assert that we are a successor to the operations and seek to recover from us. In such event we would seek indemnification for recovery from Goodman, including from the funds contained in the escrow account, for any amount we pay.

The results of these businesses acquired are included in the condensed consolidated financial statements from their respective dates of acquisition. The purchase price allocation of TelCom was completed during the fourth quarter of fiscal 2016. Purchase price allocations of the Goodman, NextGen, and Texstar acquisitions are preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the respective date of acquisition.

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

Revenues. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, such as discrete pricing for individual tasks. We recognize revenue under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services, representing less than 5% of our contract revenues during each of the nine months ended April 29, 2017 and April 23, 2016, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of completion, we accrue the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the nine months ended April 29, 2017 and April 23, 2016, there were no material impacts to our results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the nine months ended April 29, 2017 or April 23, 2016. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

Loss on Debt Extinguishment. Loss on debt extinguishment for the nine months ended April 23, 2016 includes pre-tax charges related to the redemption of our 7.125% senior subordinated notes (the “7.125% Notes”), including the write-off of deferred debt issuance costs on the 7.125% Notes.

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

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net during the three and nine months ended April 29, 2017 also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program in which we began participating during the fourth quarter of fiscal 2016.

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

Goodwill and Intangible Assets. As of April 29, 2017, we had approximately $323.2 million of goodwill, $4.7 million of indefinite-lived intangible assets, and $185.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2016, we had $310.2 million of goodwill, $4.7 million of indefinite-lived intangible assets, and $193.2 million of finite-lived intangible assets, net of accumulated amortization. As of July 25, 2015, we had $271.7 million of goodwill, $4.7 million of indefinite-lived intangible assets, and $116.2 million of finite-lived intangible assets, net of accumulated amortization. The increases in goodwill and net intangible assets during fiscal 2017 are primarily the result of the acquisition of Texstar in the third quarter of fiscal 2017. The increases in goodwill and net intangible assets during fiscal 2016 are primarily the result of preliminary purchase price allocations associated with businesses acquired in fiscal 2016. See Note 7, Goodwill and Intangible Assets, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 30, 2016.

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

During July 2016, we acquired the wireless network deployment and wireline operations of Goodman for $107.5 million, less an adjustment of approximately $6.6 million for working capital received below a target amount. The purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition and was primarily allocated to goodwill and other intangible assets. The acquired operations were immediately integrated with the operations of an existing subsidiary, which is a larger, well-established provider of services to the same primary customer. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below prior expectations and we reduced our near term revenue expectations. As a result of the decline, we assessed whether it was more likely than not that the fair value of the reporting unit declined below the reporting unit’s carrying amount. With the immediate integration of the Goodman operations into our existing subsidiary, which is part of an existing reporting unit, we believe our ability to effectively perform services for the customer will provide future opportunities. Further, the acquired contracts remain in effect and we have not experienced any adverse changes in customer relations. Additionally, we believe that the fair value of the reporting unit containing the recently acquired operations remains substantially in excess of its carrying amount as of April 29, 2017. As a result, we determined that it was not more likely than not that the fair value of the reporting unit declined below its carrying amount as of April 29, 2017.

We performed our annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2016, 2015, and 2014 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. Qualitative assessments were performed on reporting units that comprise a substantial portion of our consolidated goodwill balance and on our indefinite-lived intangible asset. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on terminal growth rates; and (c) seven expected years of cash flow before the terminal value.

The table below outlines certain assumptions in each of our fiscal 2016, 2015, and 2014 annual quantitative impairment analyses:

	2016	2015	2014
Terminal Growth Rate	2.0% - 3.0%	1.5% - 2.5%	1.5% - 3.0%
Discount Rate	11.5%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. The fiscal 2016, 2015, and 2014 analyses used the same discount rate and included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The changes in these inputs from fiscal 2016, 2015, and 2014 had offsetting impacts and the discount rate remained at 11.5%. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and within our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of our reporting units rely on (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units were substantially in excess of their carrying values in the fiscal 2016 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the fiscal 2016 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 30, 2016, we believe the goodwill is recoverable for all of the reporting units. As of April 29, 2017, we continue to believe that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill. There can be no assurances that goodwill may not be impaired in future periods.

Certain of our reporting units also have other intangible assets, including customer relationships, contract backlog, trade names, and non-compete intangibles. As of April 29, 2017 and July 30, 2016, we believe that the carrying amounts of these intangible assets, including those of the recently acquired operations, are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Results of Operations

The results of operations of businesses acquired are included in the condensed consolidated financial statements from their dates of acquisition. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	April 29, 2017		April 23, 2016		April 29, 2017		April 23, 2016
Revenues	$786.3	100.0%	$664.6	100.0%	$2,286.7	100.0%	$1,883.4	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	621.5	79.0	520.4	78.3	1,797.8	78.6	1,477.7	78.5
General and administrative	61.3	7.8	56.5	8.5	179.7	7.9	155.0	8.2
Depreciation and amortization	37.4	4.8	31.6	4.8	107.7	4.7	88.9	4.7
Total	720.2	91.6	608.5	91.6	2,085.2	91.2	1,721.6	91.4
Interest expense, net	(9.4)	(1.2)	(8.0)	(1.2)	(27.6)	(1.2)	(25.0)	(1.3)
Loss on debt extinguishment	—	—	—	—	—	—	(16.3)	(0.9)
Other income, net	4.8	0.6	4.3	0.7	6.7	0.3	6.9	0.4
Income before income taxes	61.5	7.8	52.5	7.9	180.6	7.9	127.4	6.8
Provision for income taxes	22.8	2.9	19.4	2.9	67.1	2.9	48.0	2.5
Net income	$38.8	4.9%	$33.1	5.0%	$113.5	5.0%	$79.4	4.2%

Our fiscal year ends on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2016 consisted of 53 weeks of operations and fiscal 2017 will consist of 52 weeks of operations.

Revenues. Revenues increased to $786.3 million during the three months ended April 29, 2017 from $664.6 million during the three months ended April 23, 2016. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired during fiscal 2017 and 2016.

During the three months ended April 29, 2017, total revenues of $23.0 million were generated by businesses that were not owned during the entire period in both the current and prior year third quarter. Excluding this amount, revenues increased by approximately $98.7 million during the three months ended April 29, 2017 as compared to the three months ended April 23, 2016. Revenues increased by approximately $56.2 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements and by approximately $47.7 million for a large telecommunications customer primarily from increases in the volume of services performed under existing contracts and new awards. Revenues increased by approximately $18.4 million for a significant telecommunications customer improving its network. Additionally, revenues increased approximately $6.3 million for a customer who recently acquired certain wireline operations from another large telecommunications customer. Partially offsetting these increases, revenues declined by approximately $20.9 million for services performed on a customer’s fiber network and by approximately $7.8 million for services performed for a cable multiple system operator. All other customers had net decreases in revenues of $1.2 million on a combined basis during the three months ended April 29, 2017, as compared to the three months ended April 23, 2016.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 92.2%, 5.4%, and 2.4%, respectively, for the three months ended April 29, 2017, compared to 90.7%, 5.8%, and 3.5%, respectively, for the three months ended April 23, 2016.

Revenues increased to $2.287 billion during the nine months ended April 29, 2017 from $1.883 billion during the nine months ended April 23, 2016. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired during fiscal 2017 and 2016.

During the nine months ended April 29, 2017 and April 23, 2016, total revenues of $157.5 million and $79.4 million, respectively, were generated by businesses that were not owned for the entire period in both the current and prior year. Excluding these amounts, revenues increased by approximately $325.3 million during the nine months ended April 29, 2017 as compared to the nine months ended April 23, 2016. Revenues increased by approximately $169.1 million for a significant telecommunications customer improving its network and by approximately $139.2 million for a leading cable multiple system operator from installation, maintenance and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Revenues increased by approximately $71.9 million for a large telecommunications customer primarily from increases in the volume of services performed under existing contracts and new awards. Additionally, revenues increased by approximately $26.0 million for a customer who recently acquired certain wireline operations from another large telecommunications customer. Revenues also increased approximately $11.3 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, revenues declined by approximately $43.2 million for services performed on a customer’s fiber network and by approximately $36.7 million for services performed for a cable multiple system operator. All other customers had net decreases in revenues of $12.3 million on a combined basis during the nine months ended April 29, 2017, as compared to the nine months ended April 23, 2016.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 92.1%, 5.3%, and 2.6%, respectively, for the nine months ended April 29, 2017, compared to 90.6%, 5.8%, and 3.6%, respectively, for the nine months ended April 23, 2016.

Costs of Earned Revenues. Costs of earned revenues increased to $621.5 million, or 79.0% of contract revenue, during the three months ended April 29, 2017, compared to $520.4 million, or 78.3% of contract revenue, during the three months ended April 23, 2016. The increase in total costs of earned revenues during the three months ended April 29, 2017 was primarily due to a higher level of operations, including the operating costs of businesses acquired during fiscal 2017 and 2016. The primary components of the increase were a $67.7 million aggregate increase in direct labor and subcontractor costs, a $21.0 million increase in direct material costs, and a $12.3 million increase in other direct costs.

As a percentage of contract revenue, direct material costs and other direct costs increased 1.3%, on a combined basis, primarily as a result of our mix of work during the current quarter which included a higher level of projects where we provided materials to the customer. Partially offsetting this increase, labor and subcontracted labor costs decreased 0.6% of contract revenue during the three months ended April 29, 2017, compared to the three months ended April 23, 2016 primarily resulting from operating leverage on our increased level of operations and mix of work during the three months ended April 29, 2017.

Costs of earned revenues increased to $1.798 billion, or 78.6% of contract revenue, during the nine months ended April 29, 2017, compared to $1.478 billion, or 78.5% of contract revenue, during the nine months ended April 23, 2016. The increase in total costs of earned revenues during the nine months ended April 29, 2017 was primarily due to a higher level of operations, including the operating costs of businesses acquired during fiscal 2016. The primary components of the increase were a $251.8 million aggregate increase in direct labor and subcontractor costs, a $37.7 million increase in direct material costs, and a $30.6 million net increase in other direct costs.

As a percentage of contract revenue, labor and subcontracted labor costs increased 0.7% of contract revenue for the nine months ended April 29, 2017, compared to the nine months ended April 23, 2016. The increase in labor and subcontracted labor costs as a percentage of contract revenue primarily resulted from costs incurred as the scale of our operations expanded. Partially offsetting this increase, direct material costs and other direct costs decreased 0.5%, on a combined basis, primarily as a result of mix of work during the nine months ended April 29, 2017 and operating leverage on our increased level of operations.

General and Administrative Expenses. General and administrative expenses increased to $61.3 million, or 7.8% of contract revenue, during the three months ended April 29, 2017, compared to $56.5 million, or 8.5% of contract revenue, during the three months ended April 23, 2016. The increase in total general and administrative expenses during the three months ended April 29, 2017 primarily resulted from increased payroll and performance-based compensation costs and higher legal and professional fees. Additionally, stock-based compensation increased to $4.9 million during the three months ended April 29, 2017, compared to $3.9 million during the three months ended April 23, 2016. General and administrative expenses decreased as a percentage of contract revenue during the three months ended April 29, 2017, compared to the three months ended April 23, 2016 primarily resulting from operating leverage on our increased level of operations.

General and administrative expenses increased to $179.7 million, or 7.9% of contract revenue, during the nine months ended April 29, 2017, compared to $155.0 million, or 8.2% of contract revenue, during the nine months ended April 23, 2016. The increase in total general and administrative expenses during the nine months ended April 29, 2017 primarily resulted from increased payroll and performance-based compensation costs and higher legal and professional fees. Additionally, stock-based compensation increased to $15.9 million during the nine months ended April 29, 2017, compared to $12.6 million during the nine months ended April 23, 2016. General and administrative expenses decreased as a percentage of contract revenue during the nine months ended April 29, 2017, compared to the nine months ended April 23, 2016 primarily resulting from operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation expense was $31.2 million, or 4.0% of contract revenue, during the three months ended April 29, 2017, compared to $27.0 million, or 4.1% of contract revenue, during the three months ended April 23, 2016. Depreciation expense was $89.2 million, or 3.9% of contract revenue, during the nine months ended April 29, 2017, compared to $74.9 million, or 4.0% of contract revenue, during the nine months ended April 23, 2016. The increase in depreciation expense during the three and nine months ended April 29, 2017 is a result of the addition of fixed assets and the incremental expense of businesses acquired during fiscal 2017 and 2016.

Amortization expense was $6.2 million and $4.5 million during the three months ended April 29, 2017 and April 23, 2016, respectively, and $18.5 million and $14.0 million during the nine months ended April 29, 2017 and April 23, 2016, respectively. The increase in amortization expense is a result of the incremental expense of amortizing intangibles for businesses acquired during fiscal 2017 and 2016, partially offset by reduced amortization expense as certain contract backlog intangible assets became fully amortized during the second quarter of fiscal 2017.

Interest Expense, Net. Interest expense, net was $9.4 million and $8.0 million during the three months ended April 29, 2017 and April 23, 2016, respectively. Interest expense includes approximately $4.4 million and $4.2 million for the non-cash amortization of debt discount associated with our convertible senior notes during the three months ended April 29, 2017 and April 23, 2016, respectively. Excluding this amortization, interest expense, net increased to $5.0 million during the three months ended April 29, 2017, from $3.8 million during the three months ended April 23, 2016, primarily due to higher debt balances outstanding during the current period and increased weighted average interest rates on our variable rate debt.

Interest expense, net was $27.6 million and $25.0 million during the nine months ended April 29, 2017 and April 23, 2016, respectively. Interest expense includes approximately $13.1 million and $10.1 million for the non-cash amortization of debt discount associated with our convertible senior notes during the nine months ended April 29, 2017 and April 23, 2016, respectively. Excluding this amortization, interest expense, net decreased to $14.5 million during the nine months ended April 29, 2017 from $14.9 million during the nine months ended April 23, 2016, primarily due to the lower interest coupon rate on the convertible senior notes issued in September 2015 compared to the previously outstanding 7.125% Notes. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s debt transactions.

Loss on Debt Extinguishment. In connection with the redemption of our 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the first quarter of fiscal 2016. See Note 10, Debt, in Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s debt transactions.

Other Income, Net. Other income, net was $4.8 million and $4.3 million during the three months ended April 29, 2017 and April 23, 2016, respectively, and $6.7 million and $6.9 million during the nine months ended April 29, 2017 and April 23, 2016, respectively. Other income, net reflects approximately $0.9 million and $2.5 million of discount fee expense during the three and nine months ended April 29, 2017, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program in which we began participating during the fourth quarter of fiscal 2016. These costs were offset by increases in other income based on the number of assets sold and prices obtained for those assets during the three and nine months ended April 29, 2017, compared to the prior year periods.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended April 29, 2017 and April 23, 2016 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	April 29, 2017	April 23, 2016	April 29, 2017	April 23, 2016
Income tax provision	$22.8	$19.4	$67.1	$48.0
Effective income tax rate	37.0%	36.9%	37.1%	37.7%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, certain dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. We had total unrecognized tax benefits of approximately $2.4 million as of both April 29, 2017 and July 30, 2016 which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $38.8 million for the three months ended April 29, 2017, compared to $33.1 million for the three months ended April 23, 2016. Net income was $113.5 million for the nine months ended April 29, 2017, compared to $79.4 million for the nine months ended April 23, 2016.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $19.4 million as of April 29, 2017, compared to $33.8 million as of July 30, 2016. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $675.8 million as of April 29, 2017, compared to $541.7 million as of July 30, 2016.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement, and cash on hand.

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

Net Cash Flows. The following table presents our net cash flows for the nine months ended April 29, 2017 and April 23, 2016 (dollars in millions):

	For the Nine Months Ended
	April 29, 2017	April 23, 2016
Net cash flows:
Provided by operating activities	$106.5	$79.0
Used in investing activities	$(149.4)	$(181.6)
Provided by financing activities	$28.5	$100.6

Cash Provided by Operating Activities. During the nine months ended April 29, 2017, net cash provided by operating activities was $106.5 million. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, write-off of deferred financing fees and premium on long-term debt, deferred income taxes, gain on sale of fixed assets, and bad debt expense. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $136.1 million of operating cash flow during the nine months ended April 29, 2017. Working capital changes that used operating cash flow during the nine months ended April 29, 2017 included increases in accounts receivable and net costs and estimated earnings in excess of billings of $12.1 million and $75.0 million, respectively, resulting from an increase in the volumes of activity and the related revenue from several of our top customers during fiscal 2017. In addition, there was a net increase in income tax receivable of $12.7 million primarily as a result of the timing of annual estimated tax payments made during the nine months ended April 29, 2017. Net increases in other current assets and other non-current assets combined used $22.3 million of operating cash flow during the nine months ended April 29, 2017 primarily for increases of inventory. Decreases in accounts payable and accrued liabilities used $1.4 million and $12.7 million, respectively, of operating cash flow primarily resulting from the timing of payments.

Our days sales outstanding (“DSO”) for accounts receivable is calculated based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter. Contract payment terms vary by customer and primarily range from 30 to 90 days after invoicing. Our DSO for accounts receivable was 40 days as of April 29, 2017, compared to 49 days as of April 23, 2016. During the fourth quarter of fiscal 2016, we began participating in a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The program has not changed since its inception during the fourth quarter of fiscal 2016. Our DSO for costs and estimated earnings in excess of billings (“CIEB”) was 49 days and 48 days as of April 29, 2017 and April 23, 2016, respectively.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of April 29, 2017 or July 30, 2016. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of April 29, 2017 or July 30, 2016. As of April 29, 2017, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable
During the nine months ended April 23, 2016, net cash provided by operating activities was $79.0 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $127.4 million of operating cash flow during the nine months ended April 23, 2016. Working capital changes that used operating cash flow during the nine months ended April 23, 2016 were increases in accounts receivable and costs and estimated earnings in excess of billings of $29.7 million and $77.2 million, respectively. Additionally, decreases in accrued liabilities used $2.9 million of operating cash flow primarily resulting from the timing of payments. In addition, net increases in other current assets and other non-current assets used $13.9 million of operating cash flow during the nine months ended April 23, 2016 primarily for inventory and for prepaid costs. Further, there was a net increase in income tax receivable of $10.6 million primarily as a result of tax payments made during the nine months ended April 23, 2016. Working capital changes that provided operating cash flow during the nine months ended April 23, 2016 were increases in accounts payable of $6.8 million due to the timing of payments.
Cash Used in Investing Activities. Net cash used in investing activities was $149.4 million during the nine months ended April 29, 2017, compared to $181.6 million during the nine months ended April 23, 2016. During the nine months ended

April 29, 2017 and April 23, 2016, capital expenditures of $135.2 million and $138.7 million, respectively, were offset in part by proceeds from the sale of assets of $10.1 million and $6.4 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. During the third quarter of fiscal 2017, we paid $26.4 million for the acquisition of Texstar, net of cash acquired. We received $1.8 million in proceeds during the second quarter of fiscal 2017 for working capital adjustments related to the Goodman acquisition. During the nine months ended April 23, 2016, we paid $48.8 million in connection with the acquisition of TelCom. Changes in restricted cash and other investing activities provided approximately $0.3 million of cash flow during the nine months ended April 29, 2017 and used approximately $0.5 million of cash flow during the nine months ended April 23, 2016.
Cash Provided by Financing Activities. Net cash provided by financing activities was $28.5 million during the nine months ended April 29, 2017. During the nine months ended April 29, 2017, borrowings under our credit agreement, net of repayments, were $92.4 million. We repurchased 713,006 shares of our common stock in open market transactions, at an average price of $88.23, for $62.9 million. Other financing activities during the nine months ended April 29, 2017 included $1.4 million received from the exercise of stock options and $8.0 million received for excess tax benefits, primarily from the vesting of restricted share units. We withheld shares and paid $10.4 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended April 29, 2017.

Net cash provided by financing activities was $100.6 million during the nine months ended April 23, 2016. The primary source of cash provided by financing activities during the nine months ended April 23, 2016 was the $485.0 million principal amount of 0.75% convertible senior notes due 2021 (the “Notes”) issued in a private placement in September 2015. During the nine months ended April 23, 2016, we paid approximately $15.5 million in total issuance costs, including the initial purchasers’ discount on the Notes and third party fees and expenses related to our financing transactions. We used $277.5 million of the net proceeds from the Notes issuance to fund the redemption of our 7.125% senior subordinated notes. Furthermore, in connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for a total cost of approximately $115.8 million. We also entered into separately negotiated warrant transactions with the same counterparties as the convertible hedge transactions, and received proceeds of approximately $74.7 million from the sale of these warrants. See Note 10, Debt, in the Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions. During the nine months ended April 23, 2016, borrowings under our credit agreement, net of repayments, were $118.8 million.

During the nine months ended April 23, 2016, we repurchased 2,511,578 shares of our common stock in open market transactions, at an average price of $67.69 per share, for approximately $170.0 million. In addition, we received $1.8 million from the exercise of stock options and received excess tax benefits of $11.4 million primarily from the exercises of stock options and vesting of restricted share units. Furthermore, we withheld shares and paid $12.1 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended April 23, 2016.

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with the various lenders named therein, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015, and September 9, 2015), that matures on April 24, 2020. The credit agreement provides for a $450.0 million revolving facility and $385.0 million in aggregate term loan facilities, including $35.0 million from an incremental term loan facility entered into during the second quarter of fiscal 2017. The credit agreement also contains a sublimit of $200.0 million for the issuance of letters of credit.

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

The weighted average interest rates and fees for balances under the credit agreement as of April 29, 2017 and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	April 29, 2017	July 30, 2016
Borrowings - Term loan facilities	2.74%	2.49%
Borrowings - Revolving facility(1)	3.48%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of July 30, 2016.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the credit agreement. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 29, 2017 and July 30, 2016, we were in compliance with the financial covenants of our credit agreement and had additional borrowing availability in the revolving facility of $321.4 million and $392.4 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of April 29, 2017 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$485,000	$—	$485,000
Credit agreement – revolving facility	—	71,000	—	—	71,000
Credit agreement – term loan facilities	14,438	353,250	—	—	367,688
Fixed interest payments on long-term debt(1)	3,638	7,275	5,456	—	16,369
Operating lease obligations	22,641	27,820	8,305	3,843	62,609
Employment agreements	11,908	9,919	93	—	21,920
Purchase and other contractual obligations(2)	41,820	—	—	—	41,820
Total	$94,445	$469,264	$498,854	$3,843	$1,066,406

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of April 29, 2017 consisted of $367.7 million outstanding under our term loan facilities and $71.0 million of revolver borrowings.

(2) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of April 29, 2017, purchase and other contractual obligations includes approximately $41.8 million for issued production orders with delivery dates scheduled to occur over the next twelve months. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 29, 2017.

Our condensed consolidated balance sheet as of April 29, 2017 includes a long-term liability of approximately $60.7 million for accrued insurance claims. This liability has been excluded from the above table as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $2.4 million as of both April 29, 2017 and July 30, 2016 and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees – We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 29, 2017 and July 30, 2016, we had $130.9 million and $165.8 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $28.4 million as of April 29, 2017. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit – We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize our obligations to our insurance carriers in connection with the settlement of potential claims. As of both April 29, 2017 and July 30, 2016, we had $57.6 million outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.470 billion and $6.031 billion at April 29, 2017 and July 30, 2016, respectively. We expect to complete 44.1% of the April 29, 2017 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during the nine months ended April 29, 2017 or April 23, 2016, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Market Price Risk. We are exposed to market risks related to interest rates on our cash and equivalents and interest rates and market price sensitivity on our debt obligations. We monitor the effects of market changes on interest rates and manage interest rate risks by investing in short-term cash equivalents with market rates of interest and by maintaining a mix of fixed and variable rate debt obligations.

Our credit agreement permits borrowings at a variable rate of interest. On April 29, 2017, we had variable rate debt outstanding under our credit agreement of $367.7 million under our term loan facilities and $71.0 million of revolver borrowings. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.2 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes as of April 29, 2017 and July 30, 2016 was approximately $515.8 million and $458.7 million, respectively, based on quoted market prices (level 2), compared to a net carrying amount of $387.3 million and $373.1 million, respectively. The fair value and net carrying amounts as of April 29, 2017 and July 30, 2016 are both reflected net of the debt discount of $88.6 million and $101.7 million, respectively, and debt issuance costs of $9.1 million and $10.2 million, respectively. The fair values of the Notes as of April 29, 2017 and July 30, 2016 were determined based on the closing trading prices per $100 of the Notes as of the last day of trading for the respective periods, which were $126.48 and $117.65, respectively. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $10.7 million, calculated on a discounted cash flow basis as of April 29, 2017.

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

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 29, 2017, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 29, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 29, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges violation of the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. The parties agreed to settle the lawsuit in March 2017 for an immaterial amount. The parties are preparing the agreement and intend to seek court approval of the proposed settlement.

In March 2016, the Company filed suit against Quanta Services, Inc. (“Quanta”) in the United States District Court for the Southern District of New York alleging violation of certain restrictive covenants, including noncompetition and non-solicitation of employees and customers in a Stock Purchase Agreement executed by the parties in December 2012 (the “SPA”). The Company sought equitable and declaratory relief. In May 2016, Quanta answered the complaint and brought a separate counterclaim against the Company seeking a declaration regarding the permissible boundaries of customer solicitation. In March 2017, the parties reached a confidential settlement that resolved all outstanding claims on terms not material to the Company.

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

Several of our subsidiaries participate in multiemployer pension plans under which we could incur material liabilities in certain circumstances. Pursuant to collective bargaining agreements, several of our subsidiaries participate in various multiemployer pension plans that provide defined pension benefits to covered employees. Because of the nature of multiemployer plans, there are risks associated with participation in these plans that differ from single-employer plans. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to providing benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act (“ERISA”), absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon withdrawal from a plan for its proportionate share of the plan’s unfunded vested liability. In addition, if any of the plans in which we participate become significantly underfunded, as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions in the form of higher contribution rates or surcharges related to the underfunding of those plans.

During the fourth quarter of fiscal 2016, one of our subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We are disputing the claim of a withdrawal liability demanded by the Plan as we believe there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. However, there can be no assurance that we will be successful in asserting the statutory exemption as a defense. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability all such payments will be refunded to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 29, 2017, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company's purchase of its common stock during the three months ended April 29, 2017:

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2017 - February 25, 2017	—		$—	—	(4)
February 26, 2017 - March 25, 2017	583	(2)	$97.17	—	(4)
March 26, 2017 - April 29, 2017	401,556	(2)(3)	$94.81	—	(4)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce our total share repurchase authority.

(3) During the third quarter of fiscal 2017, the Company repurchased 400,000 common shares for $37.9 million at an average price of $94.77.

(4) As of the beginning of fiscal 2017, the Company had $100.0 million available for share repurchases through October 2017 under the Company’s April 26, 2016 repurchase authorization. During the second quarter of fiscal 2017, the Company repurchased 313,006 shares of its common stock, at an average price of $79.87, for $25.0 million. During the third quarter of fiscal 2017, the Company’s Board of Directors extended the term of the $75.0 million remaining available under the April 26, 2016 authorization through August 2018. In connection with the extension of this authorization, the Company’s Board of Directors also authorized an additional $75.0 million to repurchase shares of the Company’s common stock through August 2018 in open market or private transactions. The Company repurchased 400,000 shares of its common stock, at an average price of $94.77 per share, for $37.9 million during the third quarter of fiscal 2017. As of April 29, 2017, $112.1 million remained available for repurchases.

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
101 +
The following materials from the Registrant’s Annual Report on Form 10-Q for the quarter ended April 29, 2017 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 26, 2017	/s/ Steven E. Nielsen
Name: Steven E. Nielsen Title: President and Chief Executive Officer

Date:	May 26, 2017	/s/ H. Andrew DeFerrari
Name: H. Andrew DeFerrari Title: Senior Vice President and Chief Financial Officer