Form 10-K
period 2017-07-29
DYCOM INDUSTRIES INC
filed 2017-09-01
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 29, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on January 28, 2017, was $2,430,823,903.
There were 31,089,555 shares of common stock with a par value of $0.33 1/3 outstanding at August 30, 2017.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement to be filed by November 27, 2017	Parts II and III

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

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiary companies provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. Our consolidated revenues for fiscal 2017 were $3.067 billion.

Dycom was incorporated in the State of Florida in 1969 and has since expanded its geographic scope and service offerings, both organically and through acquisitions. Our established footprint and decentralized workforce provide the scale needed to quickly execute on opportunities to service existing and new customers.

Specialty Contracting Services

Our subsidiaries supply telecommunication providers with a comprehensive portfolio of specialty services, including program management, engineering, construction, maintenance, installation, and underground facility locating. We provide the labor, tools and equipment necessary to design, engineer, locate, maintain, expand, install and upgrade the telecommunications infrastructure of our customers.

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

Business Strategy

Capitalize on Long-Term Growth Drivers. We are well-positioned to benefit from the increased demand for network bandwidth that is necessary to ensure reliable video, voice, and data services. Significant developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase the demand for greater capacity and enhanced reliability from our customers’ wireline and wireless networks. Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Additionally, wireless carriers are upgrading their networks and contemplating next generation mobile solutions in response to the significant demand for wireless broadband, driven by the proliferation of smart phones, mobile data devices and other advances in technology. The increasing wireless data traffic and newly emerging wireless technologies are beginning to drive significant incremental wireline deployments in many regions of the country. Furthermore, significant consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated.

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

Pursue Disciplined Financial and Operating Strategies. We manage the financial aspects of our business by centralizing certain activities that allow us to reduce costs through leveraging our scope and scale. We have centralized functions such as treasury, tax and risk management, the approval of capital equipment procurements, and the design and administration of employee benefit plans. We also centralize our information technology infrastructure to provide enhanced operating efficiency. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. Decentralization promotes greater accountability for business outcomes from our local decision makers. Our local managers are responsible for marketing, field operations, and ongoing customer service, and are empowered to capture new business and execute contracts on a timely and cost-effective basis. Our executive management team provides support to the local marketing efforts, while also marketing at a national level. This approach enables us to utilize capital resources efficiently while retaining the organizational agility necessary to compete with smaller, privately owned competitors.

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

Acquisitions

Fiscal 2017. During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest regions of the United States. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2016. During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographic presence within our existing customer base. During May 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States. Additionally, during July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a net cash purchase price of $100.9 million after an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquired operations were immediately integrated with the operations of an existing subsidiary, which is a larger, well-established provider of services to the same primary customer. The acquisition reinforces our wireless construction resources and expands our geographic presence within our existing customer base. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below expectations. The acquired contracts remain in effect and we have not experienced any adverse changes in customer relations. With the immediate integration of the Goodman operations into our existing subsidiary, we believe our ability to effectively perform services for the customer will provide future opportunities.

Fiscal 2015. During September 2014, we acquired Hewitt Power & Communications, Inc. (“Hewitt”) for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During January 2015, we acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During April 2015, we acquired Moll’s Utility Services, LLC (“Moll’s”) for $6.5 million, net of cash acquired. Moll’s provides specialty contracting services primarily for utilities in the Midwest United States. We also acquired the assets of Venture Communications Group, LLC (“Venture”) for $15.6 million during June 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of fiscal 2017, 2016, and 2015 accounting for approximately 76.1%, 69.7%, and 61.1% of our total contract revenues, respectively. During fiscal 2017, we derived approximately 26.3% of our total revenues from AT&T Inc., 17.7% from Comcast Corporation, 17.5% from CenturyLink, Inc., 9.2% from Verizon Communications, Inc. and 5.4% from Windstream Corporation. We believe that a substantial portion of our total revenues and operating income will continue to be generated from a concentrated group of customers.

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

We perform a majority of our services under master service agreements and other arrangements that contain customer-specified service requirements, having discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend these agreements through negotiations. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion.

Fiscal Year

Our fiscal 2017 year ended on the last Saturday in July. In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from July to January. Beginning with a six month transitional period ending January 27, 2018, our fiscal year will end on the last Saturday of January. We will file a transition report on Form 10-K containing audited financial statements for the six month period from July 30, 2017 to January 27, 2018. After the transition period, each fiscal year will consist of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). Our 2019 fiscal year will commence on January 28, 2018.

The change in fiscal year end better aligns our fiscal year with the planning cycles of our customers. Year-over-year quarterly financial data will continue to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in our historical financial statements.

Fiscal 2017 and 2015 each consisted of 52 weeks of operations and fiscal 2016 consisted of 53 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021. Unless otherwise noted, a reference to fiscal year in this report refers to the fiscal year ended on the last Saturday in July.

Cyclicality and Seasonality

The cyclical nature of the industry we serve may affect demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our revenues and results of operations. The business requirements of our customers, driven by the demands of their consumers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, and overall economic conditions, may affect their capital expenditures and maintenance budgets. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in revenues and results of operations.

Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather, which are more likely to occur during the winter season, impact our operations during the fiscal quarters ending in January and April. In addition, a disproportionate percentage of paid holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during the fiscal quarters ending in January and April.

Backlog

Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.016 billion and $6.031 billion at July 29, 2017 and July 30, 2016, respectively. We expect to complete 46.4% of the July 29, 2017 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and other long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2017, 2016, or 2015, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Employees

We employed approximately 14,225 persons as of July 29, 2017. Our workforce includes a core group of technical and managerial personnel to supervise our projects and fluctuates in size to meet the demands of our customers. We consider our relations with employees to be good and believe our future success will depend, in part, on our continuing ability to attract, hire, and retain skilled and experienced personnel.

Materials and Subcontractors

For a majority of the contract services we perform, our customers provide all materials required, while we provide the necessary personnel, tools, and equipment. Because our customers retain the financial and performance risk associated with materials they provide, we do not include associated amounts in our revenues or costs of earned revenues. Under contracts that require us to supply part or all of the required materials, we do not depend upon any one source for materials and do not anticipate experiencing procurement difficulties.

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

Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of claims as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of our operating margins. Our business could be materially and adversely affected if we experience insurance claims in excess of our umbrella coverage limit. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Accrued Insurance Claims, in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	54	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	63	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	48	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	64	Vice President, General Counsel and Corporate Secretary	June 11, 2005
Kimberly Dickens	55	Vice President and Chief Human Resources Officer	March 24, 2014

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

Demand for our services is cyclical and vulnerable to economic downturns affecting the industries we serve. Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy and telecommunications industry. During times of uncertain or slowing economic conditions, our customers often reduce their capital expenditures and defer or cancel pending projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets may reduce the availability of debt or equity financing for our customers causing them to reduce capital spending. Any reduction in capital spending or deferral or cancellation of projects by our existing or prospective customers could reduce demand for, or the timing of, our services, adversely affecting our operations, cash flows, and liquidity. In addition, these conditions make it difficult to estimate our customers’ demand for our services and add uncertainty to the determination of our backlog.

We derive a significant portion of our revenues from master service agreements and other long-term contracts which may be canceled by our customers upon notice, do not guaranty a specific amount of work, or which we may be unable to renew on negotiated terms. During fiscal 2017, we derived approximately 87.0% of our revenues from master service agreements and other long-term contracts. The majority of these contracts are cancelable by our customers upon notice regardless of whether or not we are in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed with us and the work completed. This makes it difficult to estimate our customers’ demand for our services. Furthermore, our customers generally require competitive bidding of these contracts upon expiration of their terms. We may not be able to renew a contract if our competitors reduce their prices and underbid us in order to procure business, or we could be required to lower the price charged for work under the contract being rebid in order to retain the contract. The loss of work obtained through master service agreements and other long-term contracts or the reduced profitability of such work could adversely affect our results of operations, cash flows, and liquidity.

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

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers through competition from other service providers, industry consolidation or otherwise could adversely affect our revenues and profitability. Our customer base is highly concentrated, with our top five customers in each of fiscal 2017, 2016, and 2015 accounting for approximately 76.1%, 69.7%, and 61.1% of our total revenues, respectively. Revenues under our contracts with significant customers may vary from period to period depending on the timing or volume of work that those customers order or perform with their in-house service organizations. Our revenue could significantly decline if we were to lose one or more of our significant customers or if one or more of our customers were to elect to do the work we provide with their in-house service teams or shift a significant portion of that work to another service provider. Additionally, the telecommunications industry has been characterized by consolidation. In the case of a consolidation, merger or acquisition of an existing customer, the amount of work we receive could be reduced if procurement strategies employed by the surviving entity change from those of the existing customer or the surviving entity chooses to use a different service provider. The loss of work from a significant customer could adversely affect our results of operations, cash flows, and liquidity.

The specialty contracting services industry in which we operate is highly competitive. We compete with other specialty contractors, including numerous small, privately owned companies, as well as several large corporations that may have financial, technical, and marketing resources exceeding ours. Relatively few barriers to entry exist in the markets in which we operate. Any organization may become a competitor if they have adequate financial resources, access to technical expertise, and the necessary equipment and materials. Additionally, our competitors may develop expertise, experience and resources to provide services that are equal or superior to our services in both price and quality, and we may not be able to maintain or enhance our competitive position. We also face competition from the in-house service organizations of our customers whose personnel perform some of the services that we provide. We can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future. Our results of operations, cash flows, and liquidity could be materially and adversely affected if we are unsuccessful in bidding on projects, if our ability to win projects requires that we settle for reduced margins or if our existing or prospective customers reduce the amount of specialty contracting services that are outsourced.

Our profitability is based on our delivering services within the estimated costs established when pricing our contracts. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, having discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. Due to the fixed price nature of these contracts, our profitability could decline if our actual cost to complete each unit exceeds our original estimates. The remainder of our services, representing less than 5% of our contract revenues during each of fiscal 2017 and 2016 and less than 10% of our contract revenues during fiscal 2015, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of our project managers and financial professionals. Due to the fixed price nature of our contracts, any changes in original cost estimates, or the assumptions underpinning such estimates, may result in changes to costs, thereby reducing our profitability. We recognize these changes in the period in which they are determined, potentially resulting in a reduction or elimination of previously recognized earnings.

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings, which could become uncollectible. We extend credit to our customers as a result of performing work under contract prior to billing for that work. We periodically assess the credit risk of our customers and regularly monitor the timeliness of their payments. However, slowing conditions in the industries we serve, bankruptcies or financial difficulties within the telecommunications sector may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. As of July 29, 2017, we had net accounts receivable of $369.8 million and costs and estimated earnings in excess of billings of $389.3 million. The failure or delay in payment by our customers could reduce our expected cash flows and adversely affect our liquidity and profitability.

We retain the risk of loss for certain insurance-related liabilities. Within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We are self-insured for the majority of all claims because most claims against us fall below the deductibles under our insurance policies. We estimate and develop our accrual for these claims, including losses incurred but not reported, based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors not known with precision. These factors include the estimated development of claims, the payment pattern of claims incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should the cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 8, Accrued Insurance Claims, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our backlog is subject to reduction or cancellation. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual obligations with our customers. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract and may cancel a contract for convenience. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and other long-term contracts. Revenue estimates included in our backlog have in the past and may in the future be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. Our estimates of a customer’s requirements during a particular future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings.

We may incur impairment charges on goodwill or other intangible assets. We account for goodwill and other intangibles in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). Our goodwill resides in multiple reporting units. We assess goodwill and other indefinite-lived intangible assets for impairment annually, as of the first day of the fourth fiscal quarter of each year in order to determine whether their carrying value exceeds their fair value. In addition, reporting units are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down would adversely affect our results of operations.

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

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows. For a description of current legal proceedings, see Item 3, Legal Proceedings, and Note 17, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our results of operations fluctuate seasonally. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather impact our operations. Adverse weather is most likely to occur during the winter season, our fiscal quarters ending in January and April. In addition, a disproportionate percentage of paid holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience periods of reduced revenue and profitability during our fiscal quarters ending in January and April.

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

Fluctuations in our tax obligations and effective tax rate may cause volatility in our operating results. We are subject to income taxes in numerous jurisdictions in which we operate and we determine and provide for income taxes in each tax jurisdiction. Changes in the mix and level of earnings among jurisdictions could materially impact our effective tax rate in a financial statement period. We are also subject to tax audits by various taxing authorities. During fiscal 2016, we were notified by the Internal Revenue Service that our federal income tax return for fiscal 2014 was selected for examination. We regularly assess the likely outcomes of audits in order to determine the appropriateness of our tax liabilities. We believe our tax positions are properly supported, although the final timing and resolution of tax examinations are subject to uncertainty as the taxing authorities may disagree with our positions. In addition, our effective tax rate in the future could be adversely affected by changes in the valuation of deferred tax assets and liabilities, changes in tax regulations or changes to existing accounting rules. For example, FASB Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is effective for us beginning with the fiscal quarter ending October 28, 2017, will likely result in increased volatility in our income tax provision. See Note 1, Basis of Presentation and Accounting Policies, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K for additional information regarding ASU 2016-09. Any of the factors described above could cause volatility in our operating results or otherwise impact our financial position, results of operations or cash flows.

Our bank credit facility imposes restrictions that may prevent us from engaging in beneficial transactions. We have a credit agreement with a syndicate of banks, which provides for a $450.0 million revolving facility, $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. As of July 29, 2017, we had $367.7 million outstanding under the term loans and $48.7 million of outstanding letters of credit issued under the credit agreement. We did not have any outstanding borrowings under the revolving facility as of July 29, 2017. The credit agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. In addition, the credit agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. In addition, a default under our credit agreement could result in the acceleration of our obligations under both the credit agreement and the indenture governing our $485.0 million of 0.75% convertible senior notes due September 15, 2021 as a result of cross-acceleration and cross-default provisions.

The convertible note hedge transactions and the warrant transactions may affect the value of our common stock. In connection with the issuance of our 0.75% convertible senior notes due September 15, 2021 (the “Notes”), we entered into privately negotiated convertible note hedge transactions with the hedge counterparties. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlay the Notes sold in the offering. We also entered into separate, privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments.

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

Many of our telecommunications customers are highly regulated, and new regulations or changes to existing regulations may adversely impact their demand for and the profitability of our specialty contracting services. The Federal Communications Commission regulates many of our telecommunications customers and may alter its application of current regulations and impose additional regulations. If existing or new regulations adversely affect our telecommunications customers and the profitability of the services they provide, our customers may reduce expenditures, which could affect the demand for specialty contracting services.

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

We may not have access in the future to sufficient funding to finance desired growth. Using cash for operational growth, capital expenditures, share repurchases, or acquisitions may limit our financial flexibility and make us more likely to seek additional capital through future debt or equity financings. Our existing credit agreement contains significant restrictions on our operational and financial flexibility, including our ability to incur additional debt. In addition, if we seek to incur more debt, we may be required to agree to additional covenants that further limit our operational and financial flexibility. If we pursue additional debt or equity financings, we cannot be certain that such funding will be available on terms acceptable to us or at all.

Our capital expenditures may fluctuate because of changes in business requirements. Our anticipated capital expenditure requirements may vary from time to time because of changes in our business. Increased capital expenditures will use cash flow and may increase our borrowing costs if cash for capital expenditures is not available from operations.

Increases in our health care costs could adversely affect our results of operations and cash flows. The costs of employee health care have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. We retain the risk of loss, up to certain limits, under our employee group health care plan. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) have had a significant impact on employers, insurers and others associated with the health care industry, and are expected to continue to increase our employee health care costs. This legislation requires employers like us to offer health care benefits to full-time employees or face potential annual penalties. To avoid the penalties, employers must offer health benefits providing a minimum level of coverage and limit the amount that employees are charged for the coverage. Because of the breadth and complexity of these laws, as well as other health care reform legislation considered by Congress and state legislations, we cannot predict with certainty the future effect of these laws on us. A continued increase in health care costs or additional costs incurred as a result of the Health Care Reform Laws or other future health care reform laws imposed by Congress or state legislations could have a negative impact on our financial position and results of operations.

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

During the fourth quarter of fiscal 2016, one of our subsidiaries ceased operations. This subsidiary previously contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We are disputing the claim of a withdrawal liability demanded by the Plan as we believe there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected sometime in 2018. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability all such payments will be refunded to us.

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

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2017, our common stock fluctuated from a low of $71.34 per share to a high of $108.99 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

Item 3. Legal Proceedings.

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. CertusView appealed to the Federal Circuit Court the District Court judgment of patent invalidity. On August 11, 2017, the Federal Circuit Court affirmed the District Court’s decision. Additionally, in August 2016, S&N filed a motion requesting that the District Court make a finding that the suit was an exceptional case and award S&N recovery of attorney fees. The District Court denied S&N’s motion for an exceptional case finding while allowing S&N permission to refile after conclusion of CertusView’s appeal to the Federal Circuit Court.

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges violation of the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. The parties agreed to settle the lawsuit in March 2017 for an immaterial amount. On August 16, 2017, the District Court granted Preliminary Approval of the settlement. A final approval hearing is scheduled for November 2017.

In April 2016, a former employee of Prince Telecom, LLC (“Prince”), a wholly owned subsidiary of the Company, commenced a lawsuit against Prince in the Superior Court of California under the California Labor Code Private Attorneys General Act (“PAGA”). The lawsuit alleges that Prince violated the California Labor Code by, among other things, failing to pay the California minimum wage, failing to pay for all hours worked (including overtime), failing to provide meal breaks and failing to provide accurate wage statements. The plaintiff sought to recover all penalties arising from each alleged PAGA violation on behalf of himself and a putative class of current and former employees of Prince who worked as technicians in the State of California in the year preceding the filing date of the lawsuit. In December 2016, the parties agreed to settle the lawsuit for an immaterial amount. On July 11, 2017, the Court entered an Order approving the settlement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”. The following table shows the range of high and low closing sales prices for each quarter within the last two fiscal years as reported on the NYSE:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$96.76	$72.50	$79.32	$59.38
Second Quarter	$92.95	$71.34	$88.91	$61.89
Third Quarter	$108.46	$76.85	$68.13	$48.61
Fourth Quarter	$108.99	$82.21	$95.94	$66.44

Holders

As of August 30, 2017, there were approximately 476 holders of record of our $0.33 1/3 par value per share common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is hereby incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Issuer Purchases of Equity Securities During the Fourth Quarter of Fiscal 2017

The following table summarizes the Company’s purchases of its common stock during the three months ended July 29, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2017 - May 27, 2017	3,686(2)	$84.05	—	(3)
May 28, 2017 - June 24, 2017	—	$—	—	(3)
June 25, 2017 - July 29, 2017	128(2)	$88.39	—	(3)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce our total share repurchase authority.

(3) As of the beginning of fiscal 2017, the Company had $100.0 million available for share repurchases through October 2017 under the Company’s April 26, 2016 repurchase authorization. During the second quarter of fiscal 2017, the Company repurchased 313,006 shares of its common stock, at an average price of $79.87, for $25.0 million. During the third quarter of fiscal 2017, the Company’s Board of Directors extended the term of the $75.0 million remaining available under the April 26, 2016 authorization through August 2018. In connection with the extension of this authorization, the Company’s Board of Directors also authorized an additional $75.0 million to repurchase shares of the Company’s common stock through August 2018 in open market or private transactions. The Company repurchased 400,000 shares of its common stock, at an average price of $94.77 per share, for $37.9 million during the third quarter of fiscal 2017. As of July 29, 2017, $112.1 million remained available for repurchases under the Company’s repurchase authorization.

Performance Graph

The performance graph below compares the five-year cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group consisting of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Willbros Group, Inc. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2012. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index, and a Selected Peer Group
___________
*$100 invested on 7/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending July 31.

Copyright © 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with our consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K. Fiscal 2017, 2015, 2014, and 2013 each consisted of 52 weeks of operations. Fiscal 2016 consisted of 53 weeks of operations. See Item 1. Business, in this Annual Report on Form 10-K for additional information regarding the Company’s fiscal year. The results of operations of businesses acquired are included in the following selected financial data from their dates of acquisition (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	2017(3)	2016(4)	2015(5)	2014	2013(6)
Operating Data:
Revenues	$3,066,880	$2,672,542	$2,022,312	$1,811,593	$1,608,612
Net income	$157,217	$128,740	$84,324	$39,978	$35,188
Earnings Per Common Share:
Basic	$5.01	$3.98	$2.48	$1.18	$1.07
Diluted	$4.92	$3.89	$2.41	$1.15	$1.04
Balance Sheet Data (at end of period):
Total assets(1)	$1,899,307	$1,719,716	$1,353,936	$1,206,718	$1,147,927
Long-term liabilities(1)	$909,186	$839,802	$620,026	$525,252	$519,751
Stockholders’ equity(2)	$671,583	$557,287	$507,200	$484,934	$428,361

(1) Balance sheet data presented for periods prior to fiscal 2016 reflect the retrospective adoption of Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, under which certain debt issuance costs are now presented as a contra-liability of the corresponding long-term debt rather than as other non-current assets. As a result, both total assets and long-term liabilities were reduced by $4.9 million, $5.6 million, and $6.3 million as of July 25, 2015, July 24, 2014, and July 27, 2013, respectively.

(2) We repurchased shares of our common stock as follows:

	Fiscal Year Ended
	2017	2016	2015	2014	2013
Shares	713,006	2,511,578	1,669,924	360,900	1,047,000
Amount paid (dollars in millions)	$62.9	$170.0	$87.1	$10.0	$15.2
Average price per share	$88.23	$67.69	$52.19	$27.71	$14.52

(3) During fiscal 2017, we entered into a $35.0 million incremental term loan facility, thereby increasing the aggregate term loan facilities to $385.0 million.

(4) During fiscal 2016 we issued $485.0 million principal amount of 0.75% convertible senior notes due September 2021 (the “Notes”) in a private placement. A portion of the proceeds were used to fund the full redemption of our aggregate principal amount of $277.5 million of 7.125% senior subordinated notes. In connection with the offering of the Notes, we entered into convertible note hedge transactions at a cost of approximately $115.8 million. In addition, we entered into separately negotiated warrant transactions resulting in proceeds of approximately $74.7 million. We also amended our credit agreement to establish an additional term loan in the aggregate principal amount of $200.0 million, thereby increasing the aggregate term loan facilities to $350.0 million. See Note 10, Debt, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our debt transactions.

(5) During fiscal 2015, we amended our existing credit agreement to extend its maturity date to April 24, 2020 and, among other things, increase the maximum revolver commitment from $275.0 million to $450.0 million, and increase the term loan facility to $150.0 million.

(6) On December 3, 2012, we acquired substantially all of the telecommunications infrastructure services subsidiaries of Quanta Services, Inc. for the sum of $275.0 million in cash, an adjustment of approximately $40.4 million for working capital received in excess of a target amount, and approximately $3.7 million for other specified items. Additionally, on December 3, 2012, we entered into a new, five-year credit agreement which provided for a $275.0 million revolving facility and a $125.0 million term loan. On December 12, 2012, we issued an additional $90.0 million aggregate principal amount of 7.125% senior subordinated notes due 2021. The net proceeds of this issuance were used to repay a portion of the borrowings under the credit facility. Further, in connection with businesses acquired in fiscal 2013, we incurred approximately $6.8 million and $3.4 million of acquisition expenses and integration costs, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as Part I, Item 1. Business, and Part II, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

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

Significant developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase the demand for greater capacity and enhanced reliability from our customers’ wireline and wireless networks. Telecommunications providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements, driving demand for our services.

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

Significant consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated. As a result of merger activity, several of our large customers have committed to the Federal Communications Commission (the “FCC”) to expand and increase broadband network capabilities. These customer activities may further create a competitive response driving long-term demand for our services.

The cyclical nature of the industry we serve may affect demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our revenues and results of operations. The business requirements of our customers, driven by the demands of their consumers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, and overall economic conditions, may affect their capital expenditures and maintenance budgets. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in revenues and results of operations.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of fiscal 2017, 2016, and 2015 accounting for approximately 76.1%, 69.7%, and 61.1% of our total contract revenues, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during fiscal 2017, 2016, or 2015:

	Fiscal Year Ended
	2017	2016	2015
AT&T Inc.	26.3%	24.4%	20.8%
Comcast Corporation	17.7%	13.6%	12.9%
CenturyLink, Inc.	17.5%	14.5%	14.2%
Verizon Communications Inc.(1)	9.2%	11.2%	7.7%
Windstream Corporation	5.4%	5.7%	4.7%
Charter Communications, Inc.(2)	3.9%	6.1%	8.5%

(1) For comparison purposes, revenues from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

(2) For comparison purposes, revenues from Charter Communications, Inc., Time Warner Cable Inc., and Bright House Networks, LLC have been combined for periods prior to their May 2016 merger.

In addition, another customer contributed 3.6%, 6.2%, and 5.6% to our total revenue during fiscal 2017, 2016, and 2015, respectively.

We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, having discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. Revenues from multi-year master service agreements were approximately 64.6%, 61.4%, and 65.2% of total contract revenues during fiscal 2017, 2016, and 2015, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts were 22.4%, 19.6%, and 14.7% during fiscal 2017, 2016, and 2015, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2017. During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest regions of the United States. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2016. During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographic presence within our existing customer base. During May 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States. Additionally, during July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a net cash purchase price of $100.9 million after an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquired operations were immediately integrated with the operations of an existing subsidiary, which is a larger, well-established provider of services to the same primary customer. The acquisition reinforces our wireless construction resources and expands our geographic presence within our existing customer base. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below expectations. The acquired contracts remain in effect and we have not experienced any adverse changes in customer relations. With the immediate integration of the Goodman operations into our existing subsidiary, we believe our ability to effectively perform services for the customer will provide future opportunities.

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. As of July 29, 2017, $10.0 million remains in escrow pending resolution of certain post-closing indemnification claims.

Fiscal 2015. During September 2014, we acquired Hewitt Power & Communications, Inc. (“Hewitt”) for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During January 2015, we acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During April 2015, we acquired Moll’s Utility Services, LLC (“Moll’s”) for $6.5 million, net of cash acquired. Moll’s provides specialty contracting services primarily for utilities in the Midwest United States. We also acquired the assets of Venture Communications Group, LLC (“Venture”) for $15.6 million during June 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

The results of these businesses acquired are included in the consolidated financial statements from their respective dates of acquisition. The purchase price allocation of TelCom was completed during the fourth quarter of fiscal 2016. Purchase price allocations of the Goodman and NextGen acquisitions were completed during the fourth quarter of fiscal 2017. The purchase price allocation of Texstar is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

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

Fiscal Year. Our fiscal 2017 year ended on the last Saturday in July. In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from July to January. See Item 1. Business, in this Annual Report on Form 10-K for additional information.

Fiscal 2017 and 2015 each consisted of 52 weeks of operations and fiscal 2016 consisted of 53 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021. Unless otherwise noted, a reference to fiscal year in this report refers to the fiscal year ended on the last Saturday in July.

Revenues. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, having discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting as more fully described within Critical Accounting Policies and Estimates below.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes non-cash amortization of our convertible senior notes debt discount and amortization of debt issuance costs. See Note 10, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information on the non-cash amortization of the debt discount and debt issuance costs.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net during fiscal 2017 and the fourth quarter of fiscal 2016 also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program in which we began participating during fiscal 2016.

Seasonality and Quarterly Fluctuations. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather, which are more likely to occur during the winter season, impact our operations during the fiscal quarters ending in January and April. In addition, a disproportionate percentage of paid holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during the fiscal quarters ending in January and April.

We may also experience variations in our profitability driven by a number of factors. Such factors include fluctuations in insurance expense due to changes in claims experience and actuarial assumptions, variances in incentive pay and stock-based compensation expense as a result of operating performance and vesting provisions, changes in the employer portion of payroll taxes as a result of reaching statutory limits, and variances in bad debt expense. Other factors that may contribute to quarterly variations in results of operations include gain on sale of fixed assets from the timing and levels of capital assets sold during the period, changes in levels of depreciation expense, and variations in our effective tax rate.

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

Revenue Recognition. We perform a majority of our services under master service agreements and other agreements that contain customer-specified service requirements, having discrete pricing for individual tasks. We recognize revenue under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services, representing less than 5% of our contract revenues during each of fiscal 2017 and 2016, and less than 10% of our contract revenues during fiscal 2015, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of completion, we accrue the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During each of fiscal 2017, 2016, and 2015, there was no material impact to our results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during each of fiscal 2017, 2016, or 2015. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions. The liability for total accrued insurance claims and related processing costs was $101.9 million and $89.7 million as of July 29, 2017 and July 30, 2016, respectively, and included incurred but not reported losses of approximately $50.0 million and $44.5 million, respectively. Insurance recoveries/receivables related to accrued claims as of July 29, 2017 and July 30, 2016 were $9.2 million and $5.7 million, respectively, which were included in non-current other assets in the consolidated balance sheets.

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

With regard to losses occurring in fiscal 2015 through fiscal 2017, we retain the risk of loss of up to $1.0 million on a per-occurrence basis for automobile liability, general liability, and workers’ compensation. We have maintained this same level of retention for the twelve month policy period ending July 31, 2018. These retention amounts are applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims was $103.7 million for fiscal 2017 and is $67.1 million for the twelve month policy period ending July 31, 2018.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar years 2017 and 2016, we retain the risk of loss, on an annual basis, up to the first $400,000 of claims per participant as well as an annual aggregate amount. With regard to losses occurring in calendar year 2015, we retained the risk of loss up to the first $250,000 of claims per participant as well as an annual aggregate amount.

Stock-Based Compensation. The Company has certain stock-based compensation plans under which it grants stock-based awards, including stock options, restricted share units, and performance-based restricted share units to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests. We have granted stock-based awards under our 2012 Long-Term Incentive Plan (“2012 Plan”), 2003 Long-Term Incentive Plan (“2003 Plan”) and 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2012 Plan and 2003 Plan, the “Plans”). Our policy is to issue new shares to satisfy equity awards under the Plans. The total number of shares available for grant under the Plans as of July 29, 2017 was 708,357.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and our performance, as measured by criteria set forth in performance-based awards. This expense is included in general and administrative expenses in the consolidated statements of operations and the amount of expense ultimately recognized depends on the number of awards that actually vest. For performance-based restricted share units (“Performance RSUs”), we evaluate compensation expense quarterly and recognize expense for performance-based awards only if we determine it is probable that the performance criteria for the awards will be met. In a period we determine it is no longer probable that we will achieve certain performance criteria for the awards, we would reverse the stock-based compensation expense that we had previously recognized associated with the portion of Performance RSUs that are no longer expected to vest. Accordingly, stock-based compensation expense may vary from period to period.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. Stock options generally vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of time-based restricted share units (“RSUs”) and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. Each RSU and Performance RSU is settled in one share of our common stock upon vesting. RSUs vest ratably over a period of four years. Performance RSUs vest over a period of three years from the date of grant if certain performance measures are achieved. The performance criteria for target awards are based on our fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our fiscal year operating cash flow level. Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. The three-year performance goals required to earn supplemental awards are more difficult to achieve than those required to earn annual target awards and are based on our three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our three-year cumulative operating cash flow level.

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Our effective income tax rate differs from the statutory rate for the tax jurisdictions where we operate primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. We expect greater volatility in our effective tax rate after we adopt Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) due to the timing of recognition of certain tax benefits from share-based award activities. ASU 2016-09 will be effective for us beginning with the fiscal quarter ending October 28, 2017. See Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information on the expected impacts of ASU 2016-09.

Measurement of our tax position is based on the applicable statutes, federal and state case law, and our interpretations of tax regulations. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all relevant factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize deferred income tax assets in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”), we recognize tax benefits in the amount that we deem more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized during the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired. We recognize applicable interest related to tax amounts in interest expense and penalties within general and administrative expenses.

Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings. ASC Topic 450, Contingencies (“ASC Topic 450”) requires an estimated loss from a loss contingency be accrued by a charge to operating results if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with ASC Topic 450. As additional information becomes available, we reassess the potential liability related to our pending contingencies and litigation and revise our estimates as applicable. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to operating results when determined.

Business Combinations. We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. We determine the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to us at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the Company will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company will record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

Goodwill and Intangible Assets. As of July 29, 2017, we had approximately $321.7 million of goodwill, $4.7 million of indefinite-lived intangible assets, and $178.9 million of finite-lived intangible assets, net of accumulated amortization. As of July 30, 2016, we had $310.2 million of goodwill, $4.7 million of indefinite-lived intangible assets, and $193.2 million of finite-lived intangible assets, net of accumulated amortization. The increase in goodwill during fiscal 2017 is primarily the result of the preliminary purchase price allocation of Texstar, acquired in the third quarter of fiscal 2017. The decrease in finite lived intangible assets, net is primarily the result of amortization expense recognized during the period. See Note 7, Goodwill and Intangible Assets, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We use judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. We determine the fair value of our reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in our judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

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

We performed our annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2017, 2016, and 2015 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. In each of fiscal 2017, 2016, and 2015, qualitative assessments were performed on reporting units that comprise a substantial portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350 in each of fiscal 2017, 2016, and 2015. When performing the quantitative analysis, the Company determines the fair value of its reporting units using a weighting of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value.

We also performed the first step of the quantitative analysis on our indefinite-lived intangible asset in fiscal 2017, while in each of fiscal 2016 and 2015, qualitative assessments were performed on our indefinite-lived intangible asset.

The table below outlines certain assumptions used in our fiscal 2017, 2016, and 2015 annual quantitative impairment analyses:

	2017	2016	2015
Terminal Growth Rate	2.0% - 3.0%	2.0% - 3.0%	1.5% - 2.5%
Discount Rate	11.0%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The slight decrease in discount rates for fiscal 2017 from fiscal 2016 is a result of reduced risk in industry conditions. The changes in these inputs for fiscal 2016 from fiscal 2015 had offsetting impacts and the discount rate remained at 11.5%. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and within our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were substantially in excess of their carrying values in the fiscal 2017 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the fiscal 2017 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 29, 2017, we believe the goodwill and the indefinite-lived intangible asset are recoverable for all of the reporting units and that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Certain of our reporting units also have other intangible assets, including customer relationships, trade names, and non-compete intangibles. As of July 29, 2017, we believe that the carrying amounts of these intangible assets, including those of the recently acquired operations, are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Outlook

Significant developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase the demand for greater capacity and enhanced reliability from our customers’ wireline and wireless networks. A proliferation of technological developments has been made possible by improved networks and their underlying fiber connections. Faster broadband connections are enabling the creation of other industries in which products and services rely on robust network connections for advanced functionality. Telecommunications providers will continue to expand their network capabilities to meet the demand of their consumers, driving demand for our services as these providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements.

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

Significant consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated. As a result of merger activity, several of our large customers have committed to the FCC to expand and increase broadband network capabilities. These customer activities may further create a competitive response driving long-term demand for our services.

Overall economic activity, including in particular construction and housing activity, also contributes to the demand for our services. Within the context of the current economy, we believe the latest trends and developments as outlined above support our industry outlook. We will continue to closely monitor the effects that changes in economic and market conditions may have on our customers and our business and we will continue to manage those areas of the business we can control.

Results of Operations

The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition. The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	2017		2016		2015
Revenues	$3,066.9	100.0%	$2,672.5	100.0%	$2,022.3	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	2,404.7	78.4	2,083.6	78.0	1,593.3	78.8
General and administrative	239.2	7.8	217.1	8.1	178.7	8.8
Depreciation and amortization	147.9	4.8	124.9	4.7	96.0	4.7
Total	2,791.9	91.0	2,425.7	90.8	1,868.0	92.4
Interest expense, net	(37.4)	(1.2)	(34.7)	(1.3)	(27.0)	(1.3)
Loss on debt extinguishment	—	—	(16.3)	(0.6)	—	—
Other income, net	12.8	0.4	10.4	0.4	8.3	0.4
Income before income taxes	250.4	8.2	206.3	7.7	135.6	6.7
Provision for income taxes	93.2	3.0	77.6	2.9	51.3	2.5
Net income	$157.2	5.1%	$128.7	4.8%	$84.3	4.2%

Our fiscal 2017 year ended on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2017 and 2015 each consisted of 52 weeks of operations and fiscal 2016 consisted of 53 weeks of operations. In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from July to January. See Item 1. Business, in this Annual Report on Form 10-K for additional information.

Year Ended July 29, 2017 Compared to Year Ended July 30, 2016

Revenues. Revenues increased to $3.067 billion during fiscal 2017 from $2.673 billion during fiscal 2016. Revenues increased in the current period primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired during fiscal 2017 and 2016.

During fiscal 2017 and 2016, total revenues of $214.9 million and $119.8 million, respectively, were generated by businesses that were not owned for the full year in both the current and prior fiscal years. Excluding these amounts, revenues increased by approximately $299.2 million during fiscal 2017 as compared to fiscal 2016. Revenues increased by approximately $178.2 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements and by approximately $110.9 million for a large telecommunications customer primarily from increases in the volume of services performed under existing contracts and new awards. Revenues increased by approximately $103.8 million for another significant telecommunications customer improving its network. Additionally, revenues increased approximately $24.4 million for a customer who recently acquired certain wireline operations from another large telecommunications customer. Partially offsetting these increases, revenues declined by approximately $55.3 million for services performed on a customer’s fiber network, by approximately $45.1 million for services performed for a cable multiple system operator, and by approximately $15.4 million for a large telecommunications customer. All other customers had net decreases in revenues of $2.3 million on a combined basis during fiscal 2017 as compared to fiscal 2016.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 91.9%, 5.5%, and 2.6%, respectively, for fiscal 2017, compared to 90.7%, 5.9%, and 3.4%, respectively, for fiscal 2016.

Costs of Earned Revenues. Costs of earned revenues increased to $2.405 billion, or 78.4% of contract revenues, during fiscal 2017, compared to $2.084 billion, or 78.0% of contract revenues, during fiscal 2016. The increase in total costs of earned revenues during the fiscal 2017 was primarily due to a higher level of operations, including the operating costs of businesses acquired during fiscal 2017 and 2016, partially offset by the additional week of operations during the fourth quarter of fiscal 2016. The primary components of the increase were a $241.9 million aggregate increase in direct labor and subcontractor costs, a $43.9 million increase in direct material costs, and a $35.3 million net increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues increased 0.4% during fiscal 2017, compared to fiscal 2016. As a percentage of contract revenues, labor and subcontracted labor costs increased 0.3% of contract revenues for fiscal 2017, compared to fiscal 2016. The increase in labor and subcontracted labor costs as a percentage of contract revenues primarily resulted from costs incurred as the scale of our operations expanded. Direct material costs and other direct costs increased 0.1%, on a combined basis, primarily as a result of our mix of work during fiscal 2017 which included a higher level of projects where we provided materials to the customer.

General and Administrative Expenses. General and administrative expenses increased to $239.2 million, or 7.8% of contract revenues, during fiscal 2017, compared to $217.1 million, or 8.1% of contract revenues, during fiscal 2016. The increase in total general and administrative expenses during fiscal 2017 primarily resulted from increased payroll and performance-based compensation costs and higher legal and professional fees. Additionally, stock-based compensation increased to $20.8 million during fiscal 2017, compared to $16.8 million during fiscal 2016. General and administrative expenses decreased as a percentage of contract revenues during fiscal 2017, compared to fiscal 2016 primarily resulting from operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation expense was $123.1 million, or 4.0% of contract revenues, during fiscal 2017, compared to $105.5 million, or 3.9% of contract revenues, during fiscal 2016. The increase in depreciation expense during fiscal 2017 is a result of the addition of fixed assets and the incremental expense of businesses acquired during fiscal 2017 and 2016. Amortization expense was $24.8 million and $19.4 million during fiscal 2017 and 2016, respectively. The increase in amortization expense is a result of the incremental expense of amortizing intangibles for businesses acquired during fiscal 2017 and 2016, partially offset by reduced amortization expense as certain intangible assets became fully amortized during fiscal 2017.

Interest Expense, Net. Interest expense, net was $37.4 million and $34.7 million during fiscal 2017 and 2016, respectively. Interest expense includes approximately $17.6 million and $14.7 million for the non-cash amortization of debt discount associated with our convertible senior notes during fiscal 2017 and 2016, respectively. Excluding this amortization, interest expense, net decreased to $19.8 million during fiscal 2017 from $20.0 million during fiscal 2016.

Loss on Debt Extinguishment. In connection with the redemption of our 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the first quarter of fiscal 2016. See Note 10, Debt, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding the Company’s debt transactions.

Other Income, Net. Other income, net was $12.8 million and $10.4 million during fiscal 2017 and 2016, respectively. The increase in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during fiscal 2017, compared to fiscal 2016. Gain on sale of fixed assets was $14.9 million during fiscal 2017, compared to $9.8 million during fiscal 2016. Partially offsetting this increase, other income, net also reflects approximately $3.2 million and

$0.2 million of discount fee expense during fiscal 2017 and 2016, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program in which we began participating during fiscal 2016.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2017 and 2016 (dollars in millions):

	Fiscal Year Ended
	2017	2016
Income tax provision	$93.2	$77.6
Effective income tax rate	37.2%	37.6%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, certain dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. The decrease in our effective income tax rate during the current year period, as compared to the prior year period, is primarily due to increased production-related tax deductions recognized in relation to higher pre-tax results in the current year period and a lesser impact of non-deductible items. We expect greater volatility in our effective tax rate after we adopt ASU 2016-09 due to the timing of recognition of certain tax benefits from share-based award activities. ASU 2016-09 will be effective for us beginning with the fiscal quarter ending October 28, 2017. See Note 1, Basis of Presentation and Accounting Policies, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information on the expected impacts of ASU 2016-09. We had total unrecognized tax benefits of approximately $3.1 million and $2.4 million as of July 29, 2017 and July 30, 2016, respectively, which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $157.2 million for fiscal 2017, compared to $128.7 million for fiscal 2016.

Year Ended July 30, 2016 Compared to Year Ended July 25, 2015

Revenues. Revenues increased to $2.673 billion during fiscal 2016 from $2.022 billion during fiscal 2015. Revenues increased in fiscal 2016 primarily from services for customers deploying 1 gigabit networks, new awards with significant customers, and revenues generated by businesses acquired during fiscal 2016 and 2015. Additionally, fiscal 2016 included an additional week of operations as a result of our fiscal calendar.

During fiscal 2016 and 2015, total revenues of $159.0 million and $17.7 million, respectively, were generated by businesses that were not owned for the full year in both fiscal 2016 and 2015. Excluding these amounts, revenues increased by approximately $508.9 million during fiscal 2016 as compared to fiscal 2015. Revenues increased by approximately $224.9 million for a significant telecommunications customer improving its network and by approximately $139.7 million for a large telecommunications customer primarily for increased activity for services performed under new awards. Revenues increased for a leading cable multiple system operator by approximately $102.8 million from installation, maintenance and construction services, including services to provision fiber to small and medium businesses as well as network improvements. Further, revenues increased by approximately $69.3 million for services performed for a telecommunications customer in connection with rural services. Revenues also increased for services performed on a customer’s fiber network by approximately $54.5 million. Partially offsetting these increases, revenues related to stimulus work on projects funded in part by the American Recovery and Reinvestment Act of 2009 declined by $41.5 million during fiscal 2016 as the program was completed. In addition, revenues declined by $31.5 million for a customer where we were providing fiber construction on their end customer’s network. All other customers, on a combined basis, had net decreases in revenues of $9.3 million during fiscal 2016, as compared to fiscal 2015.

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

Costs of earned revenues as a percentage of contract revenues decreased 0.8% during fiscal 2016, compared to fiscal 2015. Direct material costs and other direct costs combined decreased 2.2% of contract revenues primarily as a result of operating leverage on our increased level of operations, mix of work, and from lower fuel prices. Partially offsetting these decreases, labor and subcontractor costs increased 1.4% of contract revenues for fiscal 2016, compared to fiscal 2015. The increase in labor and subcontractor costs as a percentage of contract revenues primarily resulted from changes in work type mix and costs incurred to expand operations for several large customer programs, including the impact on productivity. Additionally, during the second quarter of fiscal 2016 we experienced a more pronounced seasonal impact from the businesses acquired during calendar year 2015.

General and Administrative Expenses. General and administrative expenses increased to $217.1 million, or 8.1% of contract revenues during fiscal 2016, compared to $178.7 million, or 8.8% of contract revenues, during fiscal 2015. The increase in total general and administrative expenses during fiscal 2016 primarily resulted from increased payroll and performance-based compensation costs, costs of businesses acquired in fiscal 2016 and 2015, and increased technology and facilities costs as we expanded our operations. We recognized approximately $0.7 million of acquisition costs during fiscal 2016 in connection with a business acquired in the fourth quarter of fiscal 2016. Additionally, stock-based compensation increased to $16.8 million during fiscal 2016, compared to $13.9 million during fiscal 2015. The decrease in general and administrative expenses as a percentage of contract revenues is due to operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation and amortization was $124.9 million and $96.0 million during fiscal 2016 and 2015, respectively, and totaled 4.7% of contract revenues during each fiscal year. The increase in depreciation and amortization expense during fiscal 2016 is primarily a result of the addition of fixed assets during fiscal 2016 and 2015 and incremental expense of businesses acquired in fiscal 2016 and 2015. Amortization expense was $19.4 million and $16.7 million during fiscal 2016 and 2015, respectively.

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

Other Income, Net. Other income, net was $10.4 million and $8.3 million during fiscal 2016 and 2015, respectively. The increase in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during fiscal 2016, compared to fiscal 2015. Other income, net during fiscal 2016 also includes immaterial discount fees related to a customer-sponsored vendor payment program in which we participate. Under this program, accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer. The program significantly reduces the time required to collect that customer’s receivables.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2016 and 2015 (dollars in millions):

	Fiscal Year Ended
	2016	2015
Income tax provision	$77.6	$51.3
Effective income tax rate	37.6%	37.8%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, disqualifying dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. The decrease in our effective income tax rate during fiscal 2016, as compared to fiscal 2015, is primarily due to increased production-related tax deductions recognized in relation to higher pre-tax results in fiscal 2016 and a lesser impact of non-deductible items. We had total unrecognized tax benefits of approximately $2.4 million and $2.3 million as of July 30, 2016 and July 25, 2015, respectively, which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $128.7 million for fiscal 2016, compared to $84.3 million for fiscal 2015.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $38.6 million as of July 29, 2017, compared to $33.8 million as of July 30, 2016. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $641.6 million as of July 29, 2017, compared to $541.7 million as of July 30, 2016.

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

We expect capital expenditures, net of disposals, to range from $175.0 million to $185.0 million during the twelve months ending July 28, 2018 to support growth opportunities and the replacement of certain fleet assets. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement, and cash on hand.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our convertible senior notes and outstanding borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next twelve months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay credit agreement borrowings, or repurchase or convert our convertible senior notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for fiscal 2017, 2016, and 2015 (dollars in millions):

	Fiscal Year Ended
	2017	2016	2015
Net cash flows:
Provided by operating activities	$256.4	$261.5	$141.9
Used in investing activities	$(209.1)	$(333.1)	$(130.1)
(Used in) provided by financing activities	$(42.5)	$84.1	$(11.2)

Cash Provided by Operating Activities. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, write-off of deferred financing fees and premium on long-term debt, deferred income taxes, gain on sale of fixed assets, and bad debt expense.

During fiscal 2017, net cash provided by operating activities was $256.4 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $85.6 million of operating cash flow during fiscal 2017. Working capital changes that used operating cash flow during fiscal 2017 included increases in accounts receivable and net costs and estimated earnings in excess of billings of $33.1 million and $27.8 million, respectively. In addition, there was a net increase in income tax receivable of $13.2 million primarily as a result of the timing of annual estimated tax payments made during fiscal 2017. Net increases in other current assets and other non-current assets combined used $11.2 million of operating cash flow during fiscal 2017 primarily for increases of inventory and prepaid expenses. Changes in accounts payable and accrued liabilities used $0.4 million of operating cash flow, on a combined basis, primarily resulting from the timing of payments.

Our days sales outstanding (“DSO”) for accounts receivable is calculated based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter. Contract payment terms vary by customer and primarily range from 30 to 90 days after invoicing. Our DSO for accounts receivable was 43 days as of July 29, 2017, compared to 41 days as of July 30, 2016. The Company participates in a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The program has not changed since its inception during fiscal 2016. Our DSO for costs and estimated earnings in excess of billings (“CIEB”) was 44 days as of both July 29, 2017 and July 30, 2016, respectively.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. Such amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of July 29, 2017 or July 30, 2016. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of July 29, 2017 or July 30, 2016. As of July 29, 2017, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.
During fiscal 2016, net cash provided by operating activities was $261.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $33.8 million of operating cash flow during fiscal 2016. Working capital changes that used operating cash flow during fiscal 2016 included an increase in costs and estimated earnings in excess of billings of $71.0 million. In addition, net increases in other current assets and other non-current assets combined used $16.7 million of operating cash flow during fiscal 2016 primarily for inventory and prepaid costs. Working capital changes that provided operating cash flow during fiscal 2016, primarily resulting from the timing of payments, were net increases in income taxes payable of $20.1 million, accrued liabilities of $15.9 million, primarily resulting from an increase in accrued performance-based compensation as a result of operating performance, and accounts payable of $15.1 million. Additionally, a decrease in accounts receivable provided $2.7 million of operating cash flow during fiscal 2016.

Our DSO for accounts receivable was 41 days as of July 30, 2016, compared to 50 days as of July 25, 2015. Our DSO declined due to strong customer collections during the fourth quarter of fiscal 2016. During the fourth quarter of fiscal 2016, we began participating in a customer-sponsored vendor payment program whereby accounts receivable are collected on an expedited basis pursuant to a non-recourse sale of the receivables to a bank partner of the customer, improving the time required to collect the related receivables by 10 days as of July 30, 2016. Our DSO for CIEB was 44 days and 41 days as of July 30, 2016 and July 25, 2015, respectively.

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

Cash Used in Investing Activities. Net cash used in investing activities was $209.1 million during fiscal 2017. During fiscal 2017, capital expenditures of $201.2 million were offset in part by proceeds from the sale of assets of $16.0 million primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. During the third quarter of fiscal 2017, we paid $26.1 million for the acquisition of Texstar, net of cash acquired. We received $1.8 million in proceeds during the second quarter of fiscal 2017 for working capital adjustments related to the Goodman acquisition. Other investing activities provided approximately $0.3 million of cash flow during fiscal 2017.
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

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $42.5 million during fiscal 2017. During fiscal 2017, borrowings under our credit agreement, net of repayments, were $21.4 million. We repurchased 713,006 shares of our common stock in open market transactions, at an average price of $88.23 per share, for $62.9 million. Other financing activities during fiscal 2017 included $1.4 million received from the exercise of stock options and $8.4 million received for excess tax benefits, primarily from the vesting of restricted share units. We withheld shares and paid $10.8 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during fiscal 2017.

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

Subject to certain conditions the credit agreement provides us with the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the credit agreement and/or in the form of term loans up to the greater of (i) $150.0 million and (ii) an amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of our consolidated senior secured indebtedness to our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the credit agreement. Payments under the credit agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of the substantial majority of our subsidiaries.

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

The weighted average interest rates and fees for balances under the credit agreement as of July 29, 2017 and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	July 29, 2017	July 30, 2016
Borrowings - Term loan facilities	2.98%	2.49%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of July 29, 2017 or July 30, 2016.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the credit agreement. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 29, 2017 and July 30, 2016, we were in compliance with the financial covenants of our credit agreement and had additional borrowing availability in the revolving facility of $401.3 million and $392.4 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of July 29, 2017 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$485,000	$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	21,656	346,032	—	—	367,688
Fixed interest payments on long-term debt(1)	3,638	7,275	5,456	—	16,369
Operating lease obligations	23,554	27,307	9,014	4,469	64,344
Employment agreements	12,583	7,694	305	—	20,582
Purchase and other contractual obligations(2)	28,422	—	—	—	28,422
Total	$89,853	$388,308	$499,775	$4,469	$982,405

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes any interest payments on our variable rate debt. Variable rate debt as of July 29, 2017 consisted of $367.7 million outstanding under our term loan facilities.

(2) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of July 29, 2017, purchase and other contractual obligations includes approximately $26.5 million for issued production orders with delivery dates scheduled to occur over the next twelve months. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 29, 2017. See Note 13, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding obligations under multi-employer defined pension plans.

Our consolidated balance sheet as of July 29, 2017 includes a long-term liability of approximately $62.0 million for accrued insurance claims. This liability has been excluded from the above table as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was $3.1 million and $2.4 million as of July 29, 2017 and July 30, 2016, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 29, 2017 and July 30, 2016, we had $118.2 million and $165.8 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $22.3 million as of July 29, 2017. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. As of July 29, 2017 and July 30, 2016, we had $48.7 million and $57.6 million, respectively, outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.016 billion and $6.031 billion at July 29, 2017 and July 30, 2016, respectively. We expect to complete 46.4% of the July 29, 2017 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and other long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during fiscal 2017, 2016, or 2015, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Legal Proceedings

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. CertusView appealed to the Federal Circuit Court the District Court judgment of patent invalidity. On August 11, 2017, the Federal Circuit Court affirmed the District Court’s decision. Additionally, in August 2016, S&N filed a motion requesting that the District Court make a finding that the suit was an exceptional case and award S&N recovery of attorney fees. The District Court denied S&N’s motion for an exceptional case finding while allowing S&N permission to refile after conclusion of CertusView’s appeal to the Federal Circuit Court.

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges violation of the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. The parties agreed to settle the lawsuit in March 2017 for an immaterial amount. On August 16, 2017, the District Court granted Preliminary Approval of the settlement. A final approval hearing is scheduled for November 2017.

In April 2016, a former employee of Prince Telecom, LLC (“Prince”), a wholly owned subsidiary of the Company, commenced a lawsuit against Prince in the Superior Court of California under the California Labor Code Private Attorneys General Act (“PAGA”). The lawsuit alleges that Prince violated the California Labor Code by, among other things, failing to pay the California minimum wage, failing to pay for all hours worked (including overtime), failing to provide meal breaks and failing to provide accurate wage statements. The plaintiff sought to recover all penalties arising from each alleged PAGA violation on behalf of himself and a putative class of current and former employees of Prince who worked as technicians in the State of California in the year preceding the filing date of the lawsuit. In December 2016, the parties agreed to settle the lawsuit for an immaterial amount. On July 11, 2017, the Court entered an Order approving the settlement.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Recently Issued Accounting Pronouncements

Refer to Note 1, Accounting Policies, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K for a discussion of recent accounting standards and pronouncements.

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

Our credit agreement permits borrowings at a variable rate of interest. On July 29, 2017, we had variable rate debt outstanding under our credit agreement of $367.7 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes as of July 29, 2017 and July 30, 2016 was approximately $474.5 million and $458.7 million, respectively, based on quoted market prices (Level 2), compared to a net carrying amount of $392.2 million and $373.1 million, respectively. The fair value and net carrying amounts as of July 29, 2017 and July 30, 2016 are both reflected net of the debt discount of $84.1 million and $101.7 million, respectively, and debt issuance costs of $8.7 million and $10.2 million, respectively. The fair values of the Notes as of July 29, 2017 and July 30, 2016 were determined based on the closing trading prices per $100 of the Notes as of the last day of trading for the respective periods, which were $116.96 and $117.65, respectively. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $10.7 million, calculated on a discounted cash flow basis as of July 29, 2017.

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

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 29, 2017, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	July 29, 2017	July 30, 2016
ASSETS
Current assets:
Cash and equivalents	$38,608	$33,787
Accounts receivable, net	369,800	328,030
Costs and estimated earnings in excess of billings	389,286	376,972
Inventories	83,204	73,606
Deferred tax assets, net	26,524	22,733
Income tax receivable	7,493	—
Other current assets	23,603	16,106
Total current assets	938,518	851,234

Property and equipment, net	422,107	326,670
Goodwill	321,748	310,157
Intangible assets, net	183,561	197,879
Other	33,373	33,776
Total non-current assets	960,789	868,482
Total assets	$1,899,307	$1,719,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,974	$115,492
Current portion of debt	21,656	13,125
Billings in excess of costs and estimated earnings	9,284	19,557
Accrued insurance claims	39,909	36,844
Income taxes payable	1,112	15,307
Other accrued liabilities	113,603	122,302
Total current liabilities	318,538	322,627

Long-term debt	738,265	706,202
Accrued insurance claims	62,007	52,835
Deferred tax liabilities, net non-current	103,626	76,587
Other liabilities	5,288	4,178
Total liabilities	1,227,724	1,162,429

COMMITMENTS AND CONTINGENCIES, Note 17

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,087,285 and 31,420,310 issued and outstanding, respectively	10,362	10,473
Additional paid-in capital	10,092	10,208
Accumulated other comprehensive loss	(1,158)	(1,274)
Retained earnings	652,287	537,880
Total stockholders’ equity	671,583	557,287
Total liabilities and stockholders’ equity	$1,899,307	$1,719,716

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 29, 2017, JULY 30, 2016, AND JULY 25, 2015
(Dollars in thousands, except share amounts)

	Fiscal Year Ended
	2017	2016	2015
REVENUES:
Contract revenues	$3,066,880	$2,672,542	$2,022,312

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	2,404,734	2,083,579	1,593,250
General and administrative (including stock-based compensation expense of $20.8 million, $16.8 million, and $13.9 million, respectively)	239,231	217,149	178,700
Depreciation and amortization	147,906	124,940	96,044
Total	2,791,871	2,425,668	1,867,994

Interest expense, net	(37,364)	(34,720)	(27,025)
Loss on debt extinguishment	—	(16,260)	—
Other income, net	12,780	10,433	8,291
Income before income taxes	250,425	206,327	135,584

Provision for income taxes:
Current	74,975	50,805	50,016
Deferred	18,233	26,782	1,244
Total provision for income taxes	93,208	77,587	51,260

Net income	$157,217	$128,740	$84,324

Earnings per common share:
Basic earnings per common share	$5.01	$3.98	$2.48

Diluted earnings per common share	$4.92	$3.89	$2.41

Shares used in computing earnings per common share:
Basic	31,351,367	32,315,636	34,045,481

Diluted	31,984,731	33,115,755	35,026,688

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JULY 29, 2017, JULY 30, 2016, AND JULY 25, 2015
(Dollars in thousands)

	Fiscal Year Ended
	2017	2016	2015
Net income	$157,217	$128,740	$84,324
Foreign currency translation gains (losses), net of tax	116	(76)	(1,040)
Comprehensive income	$157,333	$128,664	$83,284

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 26, 2014	33,990,589	$11,330	$131,819	$(158)	$341,943	$484,934
Stock options exercised	735,330	245	8,677	—	—	8,922
Stock-based compensation	4,062	1	13,922	—	—	13,923
Issuance of restricted stock, net of tax withholdings	321,722	107	(4,818)	—	—	(4,711)
Repurchase of common stock	(1,669,924)	(556)	(86,590)	—	—	(87,146)
Tax benefits from stock-based compensation	—	—	7,994	—	—	7,994
Other comprehensive loss	—	—	—	(1,040)	—	(1,040)
Net income	—	—	—	—	84,324	84,324
Balances as of July 25, 2015	33,381,779	11,127	71,004	(1,198)	426,267	507,200
Stock options exercised	212,619	71	2,674	—	—	2,745
Stock-based compensation	3,015	1	16,849	—	—	16,850
Issuance of restricted stock, net of tax withholdings	334,475	111	(12,715)	—	—	(12,604)
Repurchase of common stock	(2,511,578)	(837)	(152,033)	—	(17,127)	(169,997)
Tax benefits from stock-based compensation	—	—	13,003	—	—	13,003
Equity component of 0.75% convertible senior notes due 2021, net	—	—	112,554	—	—	112,554
Sale of warrants	—	—	74,690	—	—	74,690
Purchase of convertible note hedges	—	—	(115,818)	—	—	(115,818)
Other comprehensive loss	—	—	—	(76)	—	(76)
Net income	—	—	—	—	128,740	128,740
Balances as of July 30, 2016	31,420,310	10,473	10,208	(1,274)	537,880	557,287
Stock options exercised	102,831	34	1,415	—	—	1,449
Stock-based compensation	2,847	1	20,804	—	—	20,805
Issuance of restricted stock, net of tax withholdings	274,303	92	(10,859)	—	—	(10,767)
Repurchase of common stock	(713,006)	(238)	(19,861)	—	(42,810)	(62,909)
Tax benefits from stock-based compensation	—	—	8,385	—	—	8,385
Other comprehensive gain	—	—	—	116	—	116
Net income	—	—	—	—	157,217	157,217
Balances as of July 29, 2017	31,087,285	$10,362	$10,092	$(1,158)	$652,287	$671,583

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 29, 2017, JULY 30, 2016, AND JULY 25, 2015
(Dollars in thousands)

	Fiscal Year Ended
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$157,217	$128,740	$84,324
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	147,906	124,940	96,044
Deferred income tax provision	18,233	26,782	1,244
Stock-based compensation	20,805	16,850	13,923
Bad debt expense, net	199	1,252	465
Gain on sale of fixed assets	(14,866)	(9,806)	(7,110)
Write-off of deferred financing fees and premium on long-term debt	—	2,017	—
Amortization of premium on long-term debt	—	(94)	(397)
Amortization of debt discount	17,610	14,709	—
Amortization of debt issuance costs and other	3,323	2,875	2,040
Excess tax benefit from share-based awards	(8,385)	(13,003)	(8,371)
Change in operating assets and liabilities:
Accounts receivable, net	(33,068)	2,729	(40,444)
Costs and estimated earnings in excess of billings, net	(27,773)	(70,957)	(41,021)
Other current assets and inventory	(13,232)	(13,800)	(1,138)
Other assets	2,064	(2,936)	(6,875)
Income taxes receivable/payable	(13,189)	20,148	11,758
Accounts payable	977	15,132	7,114
Accrued liabilities, insurance claims, and other liabilities	(1,378)	15,910	30,344
Net cash provided by operating activities	256,443	261,488	141,900

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(26,070)	(157,183)	(31,909)
Capital expenditures	(201,197)	(186,011)	(102,997)
Proceeds from sale of assets	16,029	10,540	9,392
Changes in restricted cash and other	266	(479)	(538)
Proceeds from acquisition working capital adjustment	1,825	—	—
Other investing activities	—	—	(4,000)
Net cash used in investing activities	(209,147)	(333,133)	(130,052)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	707,000	1,310,000	535,750
Principal payments on senior credit agreement, including term loans	(685,563)	(1,209,000)	(467,563)
Repurchases of common stock	(62,909)	(169,997)	(87,146)
Proceeds from issuance of 0.75% convertible senior notes due 2021	—	485,000	—
Proceeds from sale of warrants	—	74,690	—
Purchase of convertible note hedges	—	(115,818)	—
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	—	(277,500)	—
Debt issuance costs	(70)	(16,376)	(3,854)
Exercise of stock options	1,449	2,745	8,922
Restricted stock tax withholdings	(10,767)	(12,604)	(4,711)
Excess tax benefit from share-based awards	8,385	13,003	8,371
Principal payments on other financing activities	—	—	(1,000)
Net cash (used in) provided by financing activities	(42,475)	84,143	(11,231)
Net increase in cash and equivalents	4,821	12,498	617

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	33,787	21,289	20,672

CASH AND EQUIVALENTS AT END OF PERIOD	$38,608	$33,787	$21,289

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JULY 29, 2017, JULY 30, 2016, AND JULY 25, 2015
(Dollars in thousands)

	Fiscal Year Ended
	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$16,505	$15,917	$25,369
Cash paid for taxes, net	$88,060	$31,159	$39,057
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$21,978	$7,196	$2,372

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

Segment Information. The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company’s Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were not material during fiscal 2017, 2016, or 2015. Additionally, the Company had no material long-lived assets in Canada as of July 29, 2017 or July 30, 2016.

Accounting Period. The Company’s fiscal 2017 year ended on the last Saturday in July. In September 2017, the Company’s Board of Directors approved a change in the Company’s fiscal year end from July to January. See Item 1. Business, in this Annual Report on Form 10-K for additional information.

Fiscal 2017 and 2015 each consisted of 52 weeks of operations and fiscal 2016 consisted of 53 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021. Unless otherwise noted, a reference to fiscal year in this report refers to the fiscal year ended on the last Saturday in July.

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

Revenue Recognition. The Company performs a majority of its services under master service agreements and other agreements that contain customer-specified service requirements, having discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of the Company’s services, representing less than 5% of its contract revenues during each of fiscal 2017 and 2016, and less than 10% of its contract revenues during fiscal 2015, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of the percentage of completion method of accounting, the Company accrues the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During fiscal 2017, 2016, and 2015, there were no material impacts to the Company’s results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2017, 2016, or 2015. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Cash and Equivalents. Cash and equivalents primarily include balances on deposit in banks. The Company maintains its cash and equivalents at financial institutions it believes to be of high credit quality. To date, the Company has not experienced any loss or lack of access to cash in its operating accounts.

Allowance for Doubtful Accounts. The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. Management analyzes the collectability of accounts receivable balances each period. This analysis considers the aging of account balances, historical bad debt experience, changes in customer creditworthiness, current economic trends, customer payment activity, and other relevant factors. Should any of these factors change, the estimate made by management may also change, which could affect the level of the Company’s future provision for doubtful accounts. The Company recognizes an increase in the allowance for doubtful accounts when it is probable that a receivable is not collectible and the loss can be reasonably estimated. Any increase in the allowance account has a corresponding negative effect on the Company’s results of operations.

Inventories. Inventories consist of materials and supplies used in the ordinary course of business and are carried at the lower of cost (using the first-in, first-out method) or market. Inventories also include certain job specific materials that are valued using the specific identification method. For contracts where the Company is required to supply part or all of the materials on behalf of a customer, the loss of a customer or declines in contract volumes could result in an impairment of the value of materials purchased.

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 6, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $27.5 million and $23.0 million as of July 29, 2017 and July 30, 2016, respectively.

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

The Company uses judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in the Company’s judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs. See Note 7, Goodwill and Intangible Assets, for additional information regarding the Company’s annual assessment of goodwill and other indefinite-lived intangible assets and additional disclosure regarding recently acquired operations.

Business Combinations. The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. In accordance with Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the Company will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company will record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

Long-Lived Tangible Assets. The Company reviews long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of an asset group and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived tangible assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

Accrued Insurance Claims. For claims within the Company’s insurance program, it retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. The Company has established reserves that it believes to be adequate based on current evaluations and its experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on the Company’s financial statements is generally limited to the amount needed to satisfy its insurance deductibles or retentions. The liability for total accrued insurance claims and related processing costs was $101.9 million and $89.7 million as of July 29, 2017 and July 30, 2016, respectively, and included incurred but not reported losses of approximately $50.0 million and $44.5 million, respectively. Insurance recoveries/receivables related to accrued claims as of July 29, 2017 and July 30, 2016 were $9.2 million and $5.7 million, respectively, which were included in non-current other assets in the consolidated balance sheets.

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

Per Share Data. Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average number of common shares outstanding during the period and dilutive potential common shares arising from the Company’s stock-based awards (including unvested restricted share units), convertible senior notes and warrants if their inclusion is dilutive under the treasury stock method. Common stock equivalents related to stock-based awards, convertible senior notes and warrants are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

The Company will adopt FASB ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) beginning in the fiscal quarter ending October 28, 2017. Under

ASU 2016-09, the assumed proceeds will not include any windfall tax benefits when applying the treasury stock method for computing diluted earnings per common share, which may result in a greater number of dilutive shares outstanding. See Recently Issued Accounting Pronouncements - Account Standards Not Yet Adopted - Stock-Based Compensation below for additional information related to ASU 2016-09.

Stock-Based Compensation. The Company has certain stock-based compensation plans under which it grants stock-based awards, including stock options, restricted share units, and performance-based restricted share units to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests. The Company has granted stock-based awards under its 2012 Long-Term Incentive Plan (“2012 Plan”), 2003 Long-Term Incentive Plan (“2003 Plan”) and the 2007 Non-Employee Directors Equity Plan (“2007 Directors Plan” and, together with the 2012 Plan and 2003 Plan, the “Plans”). The Company’s policy is to issue new shares to satisfy equity awards under the Plans. The total number of shares available for grant under the Plans as of July 29, 2017 was 708,357.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and the Company’s performance, as measured by criteria set forth in performance-based awards. This expense is included in general and administrative expenses in the consolidated statements of operations and the amount of expense ultimately recognized depends on the number of awards that actually vest. For performance-based restricted share units (“Performance RSUs”), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that the performance criteria for the awards will be met. In a period the Company determines it is no longer probable that it will achieve certain performance criteria for the awards, it would reverse the stock-based compensation expense that it had previously recognized associated with the portion of Performance RSUs that are no longer expected to vest. Accordingly, stock-based compensation expense may vary from period to period.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. Stock options generally vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of time-based restricted share units (“RSUs”) and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. Each RSU and Performance RSU is settled in one share of the Company’s common stock upon vesting. RSUs vest ratably over a period of four years. Performance RSUs vest over a period of three years from the date of grant if certain performance measures are achieved. The performance criteria for target awards are based on the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its fiscal year operating cash flow level. Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. The three-year performance goals required to earn supplemental awards are more difficult to achieve than those required to earn annual target awards and are based on the Company’s three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its three-year cumulative operating cash flow level.

Income Taxes. The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. The Company expects greater volatility in its effective tax rate after it adopts ASU 2016-09 due to the timing of recognition of certain tax benefits from share-based award activities. ASU 2016-09 will be effective for the Company beginning with the fiscal quarter ending October 28, 2017. See Recently Issued Accounting Pronouncements below for information on the expected impacts of ASU 2016-09.

Measurement of the Company’s tax position is based on the applicable statutes, federal and state case law, and its interpretations of tax regulations. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all relevant factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that it would be able to realize deferred income tax assets in excess of their net recorded amount, the Company would adjust the valuation allowance, which would reduce the provision for income taxes.

In accordance with ASC Topic 740, Income Taxes (“ASC Topic 740”), the Company recognizes tax benefits in the amount that it deems more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized during the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired.

The Company recognizes applicable interest related to tax amounts in interest expense and penalties within general and administrative expenses.

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for certain of the Company’s outstanding long-term debt, which is based on observable market-based inputs (Level 2). See Note 10, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of July 29, 2017 and July 30, 2016. During fiscal 2017 and 2016, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Taxes Collected from Customers. ASC Topic 605, Taxes Collected from Customers and Remitted to Governmental Authorities, addresses the income statement presentation of any taxes collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis in an accounting policy decision that should be disclosed. The Company’s policy is to present contract revenues net of sales taxes.

Other Assets. As of July 29, 2017 and July 30, 2016, other non-current assets consisted of deferred financing costs related to the Company’s revolving credit facility of $4.8 million and $6.4 million, respectively, insurance recoveries/receivables related to accrued claims of $9.2 million and $5.7 million, respectively, as well as other long-term deposits, prepaid discounts, and other non-current assets totaling $9.9 million and $12.7 million, respectively. Additionally, other non-current assets included $5.4 million and $5.0 million of restricted cash held as collateral in support of the Company’s insurance obligations as of July 29, 2017 and July 30, 2016, respectively. Changes in restricted cash are reported in cash flows used in investing activities in the consolidated statements of cash flows. As of July 29, 2017 and July 30, 2016, other non-current assets also included $4.0 million for an investment in nonvoting senior units of a former customer, which is accounted for using the cost method.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

Business Combinations. In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 replaces the requirement for an acquirer in a business combination to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill when measurement period adjustments are identified. The new guidance requires an acquirer to recognize adjustments in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the acquirer must present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The Company adopted ASU 2015-16 during fiscal 2017 and it did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Adopted

Stock Compensation. In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for the fiscal year ended January 26, 2019 and interim reporting periods within that year. Early adoption is permitted. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective for the Company for the fiscal year ended January 30, 2021 and interim reporting periods within that year. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Business Combinations. In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 will be effective for the Company for the fiscal year ended January 26, 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring entities to recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of the new revenue standard. In 2016, the FASB issued several accounting standards updates to clarify certain topics within the standard. ASU 2014-09 and the related amendments and updates are referred to herein as “ASU 2014-09”.

The Company is in the process of evaluating the effect of ASU 2014-09 on its systems, business processes, controls, disclosures, and consolidated financial statements. This assessment involves the comparison of a selected representation of contracts with customers with requirements of the new standard and historical accounting practices. Based on the results of the contract reviews performed to date, the Company is expecting to recognize the majority of its revenue from master service agreements and other agreements that contain customer-specified service requirements, recognized over time, using the units-of-delivery input method under ASU 2014-09. For the remainder of the Company’s contracts, representing less than 5% of its contract revenues during fiscal 2017, the Company is expecting to use a cost-to-cost output measurement of revenue, recognized over time, based on the ratio of contract costs incurred to date to total estimated contract costs. The Company expects that the amount and timing of revenue recognition under ASU 2014-09 will not materially differ from historic accounting practices.

The amendments of ASU 2014-09 must be applied using either a full retrospective approach or a modified (cumulative effect) retrospective approach. The Company anticipates adopting ASU 2014-09 under the modified (cumulative effect) retrospective approach. Under this approach, ASU 2014-09 would apply to all new contracts initiated on or after January 28, 2018. For existing contracts with remaining performance obligations as of January 28, 2018, a cumulative effect adjustment to the opening retained earnings balance would be recognized for those contracts, as the difference between the current revenue recognition practices and the criteria required by ASU 2014-09. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 as of January 28, 2018. The Company has not yet quantified the potential impact of adopting ASU 2014-09; however, based on contracts evaluated to date, the adoption is not expected to have a material impact on the timing or amount of revenue recognized under contracts with customers, as compared to current revenue recognition practices. The Company expects the cumulative impact adjustment to opening retained earnings to be immaterial, with an immaterial impact to the Company’s net income on an ongoing basis. Prior periods will not be retrospectively adjusted. This expectation may change as the process to assess the impact is still ongoing. The Company expects to complete the assessment of the impact of ASU 2014-09 during the fiscal quarter ending January 27, 2018.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice regarding the classification and presentation of changes in restricted cash within the statement of cash flows. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company for the fiscal year ended January 26, 2019 and interim reporting periods within that year. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Income Taxes. In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 amends the current GAAP prohibition of recognizing current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. The update requires an entity to recognize the income tax consequences of an intra-entity transfer for assets other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company for the fiscal year ended January 26, 2019 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company expects the adoption of this guidance will not have a material effect on the Company’s consolidated financial statements.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce the diversity in practice regarding the classification of certain transactions within the statement of cash flows. ASU 2016-15 will be effective for the Company for the fiscal year ended January 26, 2019 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify accounting for share-based payment transactions including income tax consequences, classification of share-based awards as either equity or liabilities, and classification on the statement of cash flows. Under ASU 2016-09, all excess tax benefits (or tax deficiencies) will be recognized as income tax benefit (or expense) in the statement of operations. Additionally, when applying the treasury stock method for computing diluted earnings per share under ASU 2016-09 the assumed proceeds will not include any windfall tax benefits, which may result in a greater number of dilutive shares outstanding. Further, excess tax benefits will be classified along with other income tax cash flows as an operating activity. ASU 2016-09 also permits income tax withholding up to the maximum statutory tax rate in applicable jurisdictions as the threshold to qualify for equity classification. ASU 2016-09 will be effective for the Company beginning in the fiscal quarter ending October 28, 2017. Early adoption is permitted as of the beginning of an interim or annual reporting period with all adjustments to be reflected as of the beginning of the fiscal year of adoption. The application of ASU 2016-09 may result in greater volatility in the effective tax rate in future periods.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 substantially retains the classification for leasing transactions as finance or operating leases. The new guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. ASU 2016-02 will be effective for the Company for the fiscal year ended January 25, 2020 and interim reporting periods within that year. The Company is currently evaluating the effect of the adoption of this guidance on the Company’s consolidated financial statements.

Income Taxes. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 will be effective for the Company beginning in the fiscal quarter ending October 28, 2017. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance will change the presentation of deferred tax assets and liabilities within the Company’s consolidated balance sheets and is not expected to have a material effect on the Company’s consolidated financial statements.

Inventory. In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which provides guidance on the measurement of inventory that uses the first-in, first-out or average cost method. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 will be effective for the Company beginning in the fiscal quarter ending October 28, 2017 and applied on a prospective basis. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

2. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	2017	2016	2015
Net income available to common stockholders (numerator)	$157,217	$128,740	$84,324

Weighted-average number of common shares (denominator)	31,351,367	32,315,636	34,045,481

Basic earnings per common share	$5.01	$3.98	$2.48

Weighted-average number of common shares	31,351,367	32,315,636	34,045,481
Potential shares of common stock arising from stock options, and unvested restricted share units	633,364	800,119	981,207
Total shares-diluted (denominator)	31,984,731	33,115,755	35,026,688

Diluted earnings per common share	$4.92	$3.89	$2.41

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share does not include the effect of the following instruments because their inclusion would have been anti-dilutive:

	Fiscal Year Ended
	2017	2016	2015
Stock-based awards	73,830	65,514	103,896
0.75% convertible senior notes due 2021	5,005,734	5,005,734	—
Warrants	5,005,734	5,005,734	—
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,085,298	10,076,982	103,896

Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company’s average stock price for fiscal 2017 was below the conversion price for the convertible senior notes and the strike price for the warrants, the underlying common shares were anti-dilutive as reflected above. See Note 10, Debt, for additional information related to the Company’s convertible senior notes and warrant transactions.

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

3. Acquisitions

Fiscal 2017. During March 2017, the Company acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest regions of the United States. This acquisition expands the Company’s geographic presence within its existing customer base.

Fiscal 2016. During August 2015, the Company acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands the Company’s geographic presence within its existing customer base. During May 2016, the Company acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeastern United States. Additionally, during July 2016, the Company acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a net cash purchase price of $100.9 million after an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquisition reinforces the Company’s wireless construction resources and expands the Company’s geographic presence within its existing customer base.

Fiscal 2015. During September 2014, the Company acquired Hewitt Power & Communications, Inc. (“Hewitt”) for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During January 2015, the Company acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During the April 2015, the Company acquired Moll’s Utility Services, LLC (“Moll’s”) for $6.5 million, net of cash acquired. Moll’s provides specialty contracting services primarily for utilities in the Midwest United States. The Company also acquired the assets of Venture Communications Group, LLC (“Venture”) for $15.6 million during June 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Fiscal 2017 and 2016 Purchase Price Allocations

The purchase price allocation of TelCom was completed during the fourth quarter of fiscal 2016. Purchase price allocations of the Goodman and NextGen acquisitions were completed during the fourth quarter of fiscal 2017. The purchase price allocation of Texstar is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition. In accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, the Company will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, the Company will record, in the same period’s financial statements in which adjustments are recorded, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date.

During fiscal 2017, the Company recorded adjustments to the fair values assigned to working capital items in connection with the purchase price allocation of the Goodman acquisition and increased the value assigned to goodwill by approximately $1.5 million, net of $1.8 million of proceeds received during the second quarter of fiscal 2017 for a working capital adjustment. The income statement impact during fiscal 2017 related to these fair value adjustments was not significant.

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2017 and 2016 and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective dates of acquisition (dollars in millions):

	2017	2016
Assets
Accounts receivable	$8.8	$16.9
Costs and estimated earnings in excess of billings	2.4	21.8
Inventories and other current assets	0.2	15.0
Property and equipment	5.6	11.5
Goodwill	10.1	39.9
Intangible assets - customer relationships	9.8	94.5
Intangible assets - trade names and other	0.7	1.8
Total assets	37.6	201.4

Liabilities
Accounts payable	3.2	23.7
Accrued and other current liabilities	3.3	22.3
Deferred tax liabilities, net non-current	5.0	—
Total liabilities	11.5	46.0

Net Assets Acquired	$26.1	$155.4

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. As of July 29, 2017, $10.0 million remains in escrow pending resolution of certain post-closing indemnification claims.

Results of businesses acquired during fiscal 2017, 2016, and 2015 are included in the consolidated financial statements from their respective dates of acquisition. The revenues and net income of TelCom, NextGen, and Texstar were not material during fiscal 2017 or 2016. The acquired operations of Goodman were immediately integrated within the operations of an existing subsidiary. See Note 7, Goodwill and Intangible Assets, for information regarding the goodwill and intangible assets of businesses acquired.

4. Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	July 29, 2017	July 30, 2016
Contract billings	$348,990	$297,532
Retainage	21,645	32,101
Total	370,635	329,633
Less: allowance for doubtful accounts	(835)	(1,603)
Accounts receivable, net	$369,800	$328,030

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During fiscal 2017 and 2016, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of July 29, 2017 or July 30, 2016.

The Company participates in a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the consolidated statements of operations. The program has not changed since its inception during fiscal 2016.

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	Fiscal Year Ended
	2017	2016
Allowance for doubtful accounts at beginning of period	$1,603	$1,216
Bad debt expense	199	1,252
Amounts charged against the allowance	(967)	(865)
Allowance for doubtful accounts at end of period	$835	$1,603

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings (“CIEB”) includes revenue for services performed under contracts using the units-of-delivery method of accounting and the cost-to-cost measure of the percentage of completion method of accounting. Amounts consisted of the following (dollars in thousands):

	July 29, 2017	July 30, 2016
Costs incurred on contracts in progress	$327,312	$307,826
Estimated to date earnings	92,781	92,226
Total costs and estimated earnings	420,093	400,052
Less: billings to date	(40,091)	(42,637)
	$380,002	$357,415
Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$389,286	$376,972
Billings in excess of costs and estimated earnings	(9,284)	(19,557)
	$380,002	$357,415

As of July 29, 2017, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. Additionally, there were no material CIEB amounts representing claims or other similar items subject to uncertainty as of July 29, 2017 or July 30, 2016.

6. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	July 29, 2017	July 30, 2016
Land	—	$3,470	$3,475
Buildings	10-35	12,073	11,969
Leasehold improvements	1-10	13,912	13,753
Vehicles	1-5	496,820	404,273
Computer hardware and software	1-7	107,779	95,570
Office furniture and equipment	1-10	12,226	10,374
Equipment and machinery	1-10	288,993	242,079
Total		935,273	781,493
Less: accumulated depreciation		(513,166)	(454,823)
Property and equipment, net		$422,107	$326,670

Depreciation expense and repairs and maintenance were as follows (dollars in thousands):

	Fiscal Year Ended
	2017	2016	2015
Depreciation expense	$123,125	$105,514	$79,331
Repairs and maintenance expense	$31,272	$29,487	$22,054

7. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $321.7 million and $310.2 million as of July 29, 2017 and July 30, 2016, respectively. Changes in the carrying amount of goodwill for fiscal 2017 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of July 25, 2015	$467,420	$(195,767)	$271,653
Purchase price allocation adjustments	101	—	101
Goodwill from fiscal 2016 acquisitions	38,403	—	38,403
Balance as of July 30, 2016	505,924	(195,767)	310,157
Goodwill from fiscal 2017 acquisition	10,087	—	10,087
Purchase price allocation adjustments from fiscal 2016 acquisitions	1,504	—	1,504
Balance as of July 29, 2017	$517,515	$(195,767)	$321,748

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

The Company performed its annual impairment assessment as of the first day of the fourth quarter of each of fiscal 2017, 2016, and 2015 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the years. In each of fiscal 2017, 2016, and 2015, qualitative assessments were performed on reporting units that comprise a substantial portion of the Company’s consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considers various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350 in each of fiscal 2017, 2016, and 2015. When performing the quantitative analysis, the Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of the Company’s reporting units for each annual test were: (a) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on the Company’s best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value.

The Company also performed the first step of the quantitative analysis on its indefinite-lived intangible asset in fiscal 2017 while, in each of fiscal 2016 and 2015, qualitative assessments were performed on the Company’s indefinite-lived intangible asset.

The table below outlines certain assumptions used in the Company’s fiscal 2017, 2016, and 2015 annual quantitative impairment analyses:

	2017	2016	2015
Terminal Growth Rate	2.0% - 3.0%	2.0% - 3.0%	1.5% - 2.5%
Discount Rate	11.0%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The slight decrease in discount rates for fiscal 2017 from fiscal 2016 is a result of reduced risk in industry conditions. The changes in these inputs for fiscal 2016 from fiscal 2015 had offsetting impacts and the discount rate remained at 11.5%. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of its reporting units and within its industry. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of the Company’s reporting units rely on: (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

The Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were substantially in excess of their carrying values in the fiscal 2017 annual assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the fiscal 2017 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of July 29, 2017, the Company believes the goodwill and the indefinite-lived intangible asset are recoverable for all of the reporting units and that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	July 29, 2017				July 30, 2016
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	12.1	$299,717	$124,084	$175,633	$289,955	$101,012	$188,943
Trade names	7.7	10,350	7,285	3,065	9,800	6,034	3,766
UtiliQuest trade name	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	2.5	450	287	163	685	329	356
Contract backlog	—	—	—	—	4,780	4,666	114
		$315,217	$131,656	$183,561	$309,920	$112,041	$197,879
During fiscal 2017, certain intangible assets became fully amortized. As a result, the gross carrying amount and the associated accumulated amortization each decreased $5.2 million. This decrease had no effect on the net carrying value of intangible assets.

Amortization of the Company’s customer relationship intangibles and contract backlog intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $24.8 million, $19.4 million, and $16.7 million for fiscal 2017, 2016, and 2015, respectively.

As of July 29, 2017, total amortization expense for existing finite-lived intangible assets for each of the five succeeding fiscal years and thereafter is as follows (dollars in thousands):

Amount
2018	$23,113
2019	20,757
2020	19,847
2021	18,452
2022	14,899
Thereafter	81,793
Total	$178,861

As of July 29, 2017, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.
8. Accrued Insurance Claims

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2017, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims is $103.7 million for fiscal 2017 and is $67.1 million for the twelve month policy period ending July 31, 2018.

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar years 2017 and 2016, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant as well as an annual aggregate amount. With regard to losses occurring in calendar year 2015, the Company retained the risk of loss up to the first $250,000 of claims per participant as well as an annual aggregate amount.

The liability for total accrued insurance claims and related processing costs was $101.9 million and $89.7 million as of July 29, 2017 and July 30, 2016, respectively, of which $62.0 million and $52.8 million, respectively, was long-term and reflected in non-current liabilities in the consolidated balance sheets. Insurance recoveries/receivables related to accrued claims as of July 29, 2017 and July 30, 2016 were $9.2 million and $5.7 million, respectively, which were included in non-current other assets in the accompanying consolidated balance sheets.

9. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 29, 2017	July 30, 2016
Accrued payroll and related taxes	$24,554	$23,908
Accrued employee benefit and incentive plan costs	42,135	40,943
Accrued construction costs	29,942	41,123
Other current liabilities	16,972	16,328
Total other accrued liabilities	$113,603	$122,302

10. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	July 29, 2017	July 30, 2016
Credit Agreement - Revolving facility (matures April 2020)	$—	$—
Credit Agreement - Term loan facilities (mature April 2020)	367,688	346,250
0.75% convertible senior notes, net (mature September 2021)	392,233	373,077
	759,921	719,327
Less: current portion	(21,656)	(13,125)
Long-term debt	$738,265	$706,202

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

Subject to certain conditions the Credit Agreement provides the Company the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans up to the greater of (i) $150.0 million and (ii) an amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of the Company’s consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. Payments under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by the equity interests of the substantial majority of the Company’s subsidiaries.

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

Standby letters of credit of approximately $48.7 million and $57.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of July 29, 2017 and July 30, 2016, respectively.

The weighted average interest rates and fees for balances under the Credit Agreement as of July 29, 2017 and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	July 29, 2017	July 30, 2016
Borrowings - Term loan facilities	2.98%	2.49%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of July 29, 2017 or July 30, 2016.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio in connection with permitted acquisitions on the terms and conditions specified in the Credit Agreement. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 29, 2017 and July 30, 2016, the Company was in compliance with the financial covenants of the Credit Agreement and had additional borrowing availability in the revolving facility of $401.3 million and $392.4 million, respectively, as determined by the most restrictive covenant.

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

In accordance with ASC Topic 470, Debt (“ASC Topic 470”), certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $17.6 million and $14.7 million of interest expense during fiscal 2017 and 2016, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	July 29, 2017	July 30, 2016
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(84,069)	(101,679)
Less: Debt issuance costs(1)	(8,698)	(10,244)
Net carrying amount of Notes	$392,233	$373,077

(1) Original issuance costs of approximately $15.1 million related to the Notes included the initial purchasers’ discount of approximately $13.3 million and approximately $1.8 million paid to third parties. Approximately $11.5 million of issuance costs of the Notes was allocated to the liability component and recorded as a contra-liability, presented net against the carrying amount for the Notes on the Company’s consolidated balance sheet, of which $8.7 million and $10.2 million remained unamortized as of July 29, 2017 and July 30, 2016, respectively. Debt issuance costs attributable to the liability component are amortized to interest expense on the effective interest rate method over the term of the Notes.

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

The Company determined that the fair value of the Notes as of July 29, 2017 and July 30, 2016 was approximately $474.5 million and $458.7 million, respectively, based on quoted market prices (Level 2), compared to a net carrying amount of $392.2 million and $373.1 million, respectively. The fair value and net carrying amounts as of July 29, 2017 and July 30, 2016 are both reflected net of the debt discount of $84.1 million and $101.7 million, respectively, and debt issuance costs of $8.7 million and $10.2 million, respectively.

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

The Company recorded an initial deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded an initial deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities in the consolidated balance sheets.

7.125% Senior Subordinated Notes - Loss on Debt Extinguishment

As of July 25, 2015, Dycom Investments, Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, had outstanding an aggregate principal amount of $277.5 million of 7.125% senior subordinated notes due 2021 (the “7.125% Notes”). The outstanding 7.125% Notes were redeemed on October 15, 2015 (the “Redemption Date”) with a portion of the proceeds from the Notes offering described above. The aggregate amount paid in connection with the redemption was $296.6 million and was comprised of the $277.5 million principal amount of the outstanding 7.125% Notes, $4.9 million for accrued and unpaid interest to the Redemption Date, and approximately $14.2 million for the applicable call premium as defined in the indenture governing the 7.125% Notes. The call premium amount consisted of: (a) the present value as defined under the indenture of the sum of (i) approximately $4.9 million representing interest for the period from the Redemption Date through January 15, 2016, and (ii) the redemption price of 103.563% (expressed as a percentage of the principal amount) of the 7.125% Notes at January 15, 2016, minus (b) the principal amount of the 7.125% Notes.

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

11. Income Taxes

The components of the provision (benefit) for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended
	2017	2016	2015
Current:
Federal	$62,455	$42,096	$42,516
Foreign	176	310	502
State	12,344	8,399	6,998
	74,975	50,805	50,016
Deferred:
Federal	17,051	26,467	305
Foreign	(35)	(296)	268
State	1,217	611	671
	18,233	26,782	1,244
Total Tax Provision	$93,208	$77,587	$51,260

The Company is subject to federal income taxes in the United States and the income taxes of multiple state jurisdictions and in Canada. Amounts of pre-tax earnings related to Canadian operations for fiscal 2017, 2016, and 2015 were not material. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2012 and prior. During fiscal 2016, the Company was notified by the Internal Revenue Service that its federal income tax return for fiscal 2014 was selected for examination. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. Income taxes receivable totaled $7.5 million and $1.4 million as of July 29, 2017 and July 30, 2016, respectively. Income taxes receivable is included in current assets in the consolidated balance sheets as of July 30, 2016. Income taxes payable totaled $1.1 million and $15.3 million as of July 29, 2017 and July 30, 2016, respectively.

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	July 29, 2017	July 30, 2016
Deferred tax assets:
Insurance and other reserves	$36,955	$33,847
Allowance for doubtful accounts and reserves	1,975	1,013
Net operating loss carryforwards	765	1,151
Stock-based compensation	8,022	6,424
Other	1,750	1,363
Total deferred tax assets	49,467	43,798
Valuation allowance	(122)	(358)
Deferred tax assets, net of valuation allowance	$49,345	$43,440
Deferred tax liabilities:
Property and equipment	$87,581	$63,926
Goodwill and intangibles	38,125	32,632
Other	741	736
Deferred tax liabilities	$126,447	$97,294

Net deferred tax liabilities	$77,102	$53,854

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

The difference between the total tax provision and the amount computed by applying the statutory federal income tax rates to pre-tax income is as follows (dollars in thousands):

	Fiscal Year Ended
	2017	2016	2015
Statutory rate applied to pre-tax income	$87,649	$72,214	$47,454
State taxes, net of federal tax benefit	9,868	7,398	5,159
Non-taxable and non-deductible items, net	(4,686)	(2,013)	(1,220)
Change in accruals for uncertain tax positions	632	113	(74)
Other items, net	(255)	(125)	(59)
Total tax provision	$93,208	$77,587	$51,260

Non-taxable and non-deductible items during fiscal 2017 and 2016 consisted of a production related tax deduction of $6.0 million and $4.5 million, respectively, offset by $1.3 million and $2.5 million of non-deductible items, respectively.

The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items and tax credits recognized in relation to pre-tax results. The application of ASU 2016-09 may result in greater volatility in the effective tax rate in future periods due to the timing of recognition of certain tax benefits from share-based award activities. ASU 2016-09 will be effective for the Company beginning with the fiscal quarter ending October 28, 2017. See Note 1, Basis of Presentation and Accounting Policies, for information on the expected impacts of ASU 2016-09.

As of July 29, 2017 and July 30, 2016, the Company had total unrecognized tax benefits of $3.1 million and $2.4 million, respectively, resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these tax benefits are realizable. The Company had approximately $1.2 million and $1.0 million accrued for the payment of interest and penalties as of July 29, 2017 and July 30, 2016, respectively. Interest expense related to unrecognized tax benefits for the Company for fiscal 2017 and 2016 was not material.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	2017	2016	2015
Balance at beginning of year	$2,440	$2,327	$2,401
Additions based on tax positions related to the fiscal year	441	161	44
Additions (reductions) based on tax positions related to prior years	229	86	(98)
Reductions related to the expiration of statutes of limitation	(38)	(134)	(20)
Balance at end of year	$3,072	$2,440	$2,327

12. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended
	2017	2016	2015
Gain on sale of fixed assets	$14,866	$9,806	$7,110
Miscellaneous (expense) income, net	(2,086)	627	1,181
Total other income, net	$12,780	$10,433	$8,291

Other income, net includes approximately $3.2 million and $0.2 million of discount fee expense incurred during fiscal 2017 and 2016, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program in which the Company began participating during fiscal 2016.

13. Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. The Company contributes 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. The Company’s contributions were $5.0 million, $4.8 million, and $4.0 million related to the fiscal 2017, 2016, and 2015 periods, respectively.

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

		PPA Zone Status(1)			Company Contributions				Expiration Date of CBA
Fund	EIN	2016	2015	FIP/RP Status(2)	2017	2016	2015	Surcharge Imposed
The Plan	13-6123601	Green	Green	No	$—	$3,057	$3,852	No	5/5/2016
Other Plans					384	622	934		Various
Total Contributions					$384	$3,679	$4,786

(1) The most recent Pension Protection Act (the “PPA”) zone status was provided by the Plan for Plan years ending September 30, 2016 and September 30, 2015, respectively. The zone status is based on information provided by the Plan and is certified by the Plan’s actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

(2) The “FIR/RP Status” column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP), as required by the Internal Revenue Code, are either pending or have been implemented.

In the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the Plan, ceased operations. In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected sometime in 2018. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability all such payments will be refunded to the Company.

14. Capital Stock

Repurchases of Common Stock. The Company made the following share repurchases during fiscal 2017, 2016, and 2015:

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2015	1,669,924	$87,146	$52.19
Fiscal 2016	2,511,578	$169,997	$67.69
Fiscal 2017	713,006	$62,909	$88.23

Fiscal 2015. The Company repurchased 1,669,924 shares of its common stock, at an average price of $52.19 per share, for $87.1 million during fiscal 2015.

Fiscal 2016. In connection with the Notes offering in September 2015, the Company used approximately $60.0 million of the net proceeds from the Notes to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom’s common stock on September 9, 2015. The additional $110.0 million paid during fiscal 2016 was for shares repurchased under authorized share repurchase programs.

Fiscal 2017. As of the beginning of fiscal 2017, the Company had $100.0 million available for share repurchases through October 2017 under the Company’s April 26, 2016 repurchase authorization. During the second quarter of fiscal 2017, the Company repurchased 313,006 shares of its common stock, at an average price of $79.87, for $25.0 million. During the third quarter of fiscal 2017, the Company’s Board of Directors extended the term of the $75.0 million remaining available under the April 26, 2016 authorization through August 2018. In connection with the extension of this authorization, the Company’s Board of Directors also authorized an additional $75.0 million to repurchase shares of the Company’s common stock through August 2018 in open market or private transactions. The Company repurchased 400,000 shares of its common stock, at an average price of $94.77 per share, for $37.9 million during the third quarter of fiscal 2017. As of July 29, 2017, $112.1 million remained available for repurchases.

All shares repurchased have been canceled. Upon cancellation, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During fiscal 2017 and 2016, $42.8 million and $17.1 million, respectively, was charged to retained earnings related to the Company’s share repurchases during the respective fiscal year.

Restricted Stock Tax Withholdings. During fiscal 2017, 2016, and 2015, the Company withheld 134,736 shares, 161,988 shares, and 145,395 shares, respectively, totaling $10.8 million, $12.6 million, and $4.7 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

15. Stock-Based Awards

Stock-based compensation expense and the related tax benefit recognized and realized during fiscal 2017, 2016, and 2015 were as follows (dollars in thousands):

	Fiscal Year Ended
	2017	2016	2015
Stock-based compensation	$20,805	$16,850	$13,923
Related tax benefit for stock-based compensation	$7,996	$6,436	$5,458
Cash tax benefit realized from option exercises and stock vestings	$14,487	$18,097	$13,976
As of July 29, 2017, the Company had unrecognized compensation expense related to stock options, time-based restricted share units (“RSUs”), and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $2.8 million, $8.5 million, and $18.5 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.6, and 2.0, respectively, based on the average remaining service periods for the awards. As of July 29, 2017, the

Company may recognize an additional $6.7 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2017, 2016, and 2015 and the significant valuation assumptions:

	Fiscal Year Ended
	2017	2016	2015
Weighted average fair value of RSUs granted	$79.04	$72.41	$31.42
Weighted average fair value of Performance RSUs granted	$79.29	$77.86	$31.03
Weighted average fair value of stock options granted	$78.46	$78.20	$19.48
Stock option assumptions:
Risk-free interest rate	2.3%	2.0%	2.1%
Expected life (in years)	7.6	7.3	8.8
Expected volatility	44.7%	55.0%	54.5%
Expected dividends	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2017:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of July 30, 2016	737,267	$20.99
Granted	36,914	$78.46
Options exercised	(102,831)	$14.09
Canceled	(1,000)	$6.83
Outstanding as of July 29, 2017	670,350	$25.24	4.9	$43,614

Exercisable options as of July 29, 2017	539,378	$18.34	4.2	$38,812

The total amount of exercisable options as of July 29, 2017 presented above reflects the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $90.30 on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2017. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $7.8 million, $15.0 million, and $24.9 million for fiscal 2017, 2016, and 2015, respectively. The Company received cash from the exercise of stock options of $1.4 million, $2.7 million, and $8.9 million during fiscal 2017, 2016, and 2015, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2017:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 30, 2016	251,264	$42.56	625,971	$47.66
Granted	66,382	$79.04	274,282	$79.29
Share units vested	(126,186)	$34.65	(287,593)	$40.53
Forfeited or canceled	(3,995)	$46.87	(58,778)	$43.52
Outstanding as of July 29, 2017	187,465	$60.71	553,882	$67.46

The total amount of granted Performance RSUs presented above consists of 198,140 target shares and 76,142 supplemental shares. During fiscal 2017, the Company canceled 49,797 supplemental shares of Performance RSUs outstanding as of July 30, 2016, as a result of the fiscal 2016 performance criteria for attaining those supplemental shares not being met. The total amount of Performance RSUs outstanding as of July 29, 2017 consists of 413,805 target shares and 140,077 supplemental shares. Of the supplemental shares outstanding as of July 29, 2017, approximately 46,211 shares will vest and approximately 21,136 will be canceled in the quarter ending October 28, 2017 as a result of the fiscal 2017 performance criteria for attaining supplemental shares being partially met.

The unvested RSUs reflect the approximate amount of units expected to vest after giving effect to estimated forfeitures at an insignificant rate. The total fair value of restricted share units vested during fiscal 2017, 2016, and 2015 was $33.2 million, $39.1 million, and $15.2 million, respectively.

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

The Company’s customer base is highly concentrated, with its top five customers in each of fiscal 2017, 2016, and 2015 accounting for approximately 76.1%, 69.7%, and 61.1% of its total contract revenues, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2017, 2016, or 2015 were as follows:

	Fiscal Year Ended
	2017	2016	2015
AT&T Inc.	26.3%	24.4%	20.8%
Comcast Corporation	17.7%	13.6%	12.9%
CenturyLink, Inc.	17.5%	14.5%	14.2%
Verizon Communications Inc.(1)	9.2%	11.2%	7.7%

Customers whose combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net (“CIEB, net”) exceeded 10% of total combined trade receivables and CIEB, net as of July 29, 2017 or July 30, 2016 were as follows (dollars in millions):

	July 29, 2017		July 30, 2016
	Amount	% of Total	Amount	% of Total
Comcast Corporation	$159.7	21.3%	$95.3	13.9%
CenturyLink, Inc.	$136.1	18.1%	$79.0	11.5%
AT&T Inc.	$87.1	11.6%	$138.8	20.3%
Windstream Corporation	$84.7	11.3%	$79.0	11.5%
Verizon Communications Inc.(1)	$73.7	9.8%	$70.2	10.2%

(1) For comparison purposes in the above tables, amounts from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

In addition, another customer had combined amounts of trade accounts receivable and CIEB, net of $47.2 million, or 6.3%, as of July 29, 2017, and $71.5 million, or 10.4%, as of July 30, 2016.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of July 29, 2017. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company’s trade accounts receivable and costs and estimated earnings in excess of billings.

17. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. CertusView appealed to the Federal Circuit Court the District Court judgment of patent invalidity. On August 11, 2017, the Federal Circuit Court affirmed the District Court’s decision. Additionally, in August 2016, S&N filed a motion requesting that the District Court make a finding that the suit was an exceptional case and award S&N recovery of attorney fees. The District Court denied S&N’s motion for an exceptional case finding while allowing S&N permission to refile after conclusion of CertusView’s appeal to the Federal Circuit Court.

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges violation of the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. The parties agreed to settle the lawsuit in March 2017 for an immaterial amount. On August 16, 2017, the District Court granted Preliminary Approval of the settlement. A final approval hearing is scheduled for November 2017.

In April 2016, a former employee of Prince Telecom, LLC (“Prince”), a wholly owned subsidiary of the Company, commenced a lawsuit against Prince in the Superior Court of California under the California Labor Code Private Attorneys General Act (“PAGA”). The lawsuit alleges that Prince violated the California Labor Code by, among other things, failing to pay the California minimum wage, failing to pay for all hours worked (including overtime), failing to provide meal breaks and failing to provide accurate wage statements. The plaintiff sought to recover all penalties arising from each alleged PAGA violation on behalf of himself and a putative class of current and former employees of Prince who worked as technicians in the State of California in the year preceding the filing date of the lawsuit. In December 2016, the parties agreed to settle the lawsuit for an immaterial amount. On July 11, 2017, the Court entered an Order approving the settlement.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million.

In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected sometime in 2018. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability all such payments will be refunded to the Company.

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. As of July 29, 2017, $10.0 million remains in escrow pending resolution of certain post-closing indemnification claims.

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

Leases. The Company and its subsidiaries have operating leases primarily covering office facilities that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements was $32.5 million, $26.8 million, and $18.5 million for fiscal 2017, 2016, and 2015, respectively. The future minimum obligation under these leases with original noncancelable terms in excess of one year is as follows (dollars in thousands):

Future Minimum Lease Payments
2018	$23,554
2019	17,422
2020	9,885
2021	5,762
2022	3,252
Thereafter	4,469
Total	$64,344

The Company also incurred rental expense under operating leases with original terms of one year or less of $26.0 million, $23.0 million, and $20.4 million for fiscal 2017, 2016, and 2015, respectively.

Performance Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 29, 2017 and July 30, 2016, the Company had $118.2 million and $165.8 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize obligations to the Company’s insurance carriers in connection with the settlement of potential claims. As of July 29, 2017 and July 30, 2016, the Company had $48.7 million and $57.6 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

18. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly financial data from fiscal 2017 and 2016 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. The sum of the quarterly results may not equal the reported annual amounts due to rounding (dollars in thousands, except per share amounts).

Fiscal 2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Contract revenues	$799,223	$701,131	$786,338	$780,188
Costs of earned revenues, excluding depreciation and amortization	$614,990	$561,371	$621,475	$606,898
Gross profit	$184,233	$139,760	$164,863	$173,290
Net income	$51,050	$23,663	$38,796	$43,708
Earnings per common share - Basic	$1.62	$0.75	$1.24	$1.41
Earnings per common share - Diluted	$1.59	$0.74	$1.22	$1.38

Fiscal 2016(2):	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Contract revenues	$659,268	$559,470	$664,645	$789,159
Costs of earned revenues, excluding depreciation and amortization	$506,978	$450,284	$520,408	$605,909
Gross profit	$152,290	$109,186	$144,237	$183,250
Net income	$30,824	$15,473	$33,083	$49,360
Earnings per common share - Basic	$0.94	$0.47	$1.02	$1.57
Earnings per common share - Diluted	$0.91	$0.46	$1.00	$1.54

(1) The Company uses a fiscal year ending on the last Saturday in July. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2017 consisted of 52 weeks, compared to fiscal 2016 which consisted of 53 weeks with an additional week of operations during the fourth quarter.

(2) During the first quarter of fiscal 2016, the Company incurred a pre-tax charge of approximately $16.3 million for early extinguishment of debt in connection with the redemption of the Company’s 7.125% senior subordinated notes. See Note 10, Debt, for additional information regarding the Company’s debt transactions.

19. Subsequent Events

In September 2017, the Company’s Board of Directors approved a change in the Company’s fiscal year end from July to January. Beginning with a six month transitional period ending January 27, 2018, the Company’s fiscal year will end on the last Saturday of January. The Company will file a transition report on Form 10-K containing audited financial statements for the six month period from July 30, 2017 to January 27, 2018. After the transition period, each fiscal year will consist of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). The Company’s 2019 fiscal year will commence on January 28, 2018.

The change in fiscal year end better aligns the Company’s fiscal year with the planning cycles of the Company’s customers. Year-over-year quarterly financial data will continue to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of
Dycom Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Dycom Industries, Inc. and its subsidiaries at July 29, 2017 and July 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 29, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
September 1, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 29, 2017, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 29, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 29, 2017.

The effectiveness of the Company’s internal control over financial reporting as of July 29, 2017 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of July 29, 2017.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning directors and nominees of the Registrant and other information as required by this item are hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated financial statements: the consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm are included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

2. Financial statement schedules: All schedules have been omitted because they are inapplicable, not required, or the information is included in the above referenced consolidated financial statements or the notes thereto.

3. Exhibits furnished pursuant to the requirements of Form 10-K:

Exhibit Number

3(i)	Restated Articles of Incorporation of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on June 11, 2002).
3(ii)
Amended and Restated By-laws of Dycom Industries, Inc., as amended on September 28, 2016 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 30, 2016).

4.1
Indenture, dated as of September 15, 2015, among Dycom Industries, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

4.2	Form of Global 0.75% Convertible Senior Note due 2021 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).
10.1*
2003 Long Term Incentive Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K, filed with the SEC on September 23, 2011).

10.2*
Form of Non-Qualified Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on September 4, 2012).

10.3*
Form of Incentive Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on September 4, 2012).

10.4*	2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 11, 2012).
10.5*
Form of Non-Qualified Stock Option Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.6*
Form of Incentive Stock Option Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.7*
Form of Restricted Stock Unit Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.8*
Form of Performance Share Unit Agreement under the 2012 Long-Term Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on December 20, 2012).

10.9*
2007 Non-Employee Directors Equity Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2011).

10.10*
Form of Non-Employee Director Non-Qualified Stock Option Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on September 4, 2012).

10.11*
Form of Non-Employee Director Restricted Stock Unit Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K, filed with the SEC on September 4, 2012).

10.12*
Employment Agreement for Steven E. Nielsen dated as of April 26, 2016 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on April 27, 2016, as amended by Dycom Industries, Inc.’s Current Report on Form 8-K/A filed with the SEC on April 27, 2016).

10.13*	Employment Agreement for Timothy R. Estes dated as of October 4, 2012 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 10, 2012).

10.14*	Employment Agreement for Richard B. Vilsoet dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.15*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.16*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).
10.17*
Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on September 3, 2009).

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

10.23
Lender Joinder Agreement, dated as of January 26, 2017, to the Credit Agreement dated as of December 3, 2012, by and among MUFG Union Bank N.A., as the New Lender, Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on March 3, 2017).

10.24
Base Bond Hedge Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.25
Base Bond Hedge Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.26
Base Bond Hedge Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.27
Additional Bond Hedge Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.28
Additional Bond Hedge Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.29
Additional Bond Hedge Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.30
Base Warrant Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.31
Base Warrant Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.32
Base Warrant Confirmation, dated as of September 9, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.33
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.34
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.35
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

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
101 +
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 29, 2017 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+	Filed herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	September 1, 2017	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	September 1, 2017
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	September 1, 2017
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Rebecca Brightly Roach	Vice President and Chief Accounting Officer	September 1, 2017
Rebecca Brightly Roach	(Principal Accounting Officer)

/s/ Charles B. Coe	Director	September 1, 2017
Charles B. Coe

/s/ Stephen C. Coley	Director	September 1, 2017
Stephen C. Coley

/s/ Dwight B. Duke	Director	September 1, 2017
Dwight B. Duke

/s/ Eitan Gertel	Director	September 1, 2017
Eitan Gertel

/s/ Anders Gustafsson	Director	September 1, 2017
Anders Gustafsson

/s/ Patricia L. Higgins	Director	September 1, 2017
Patricia L. Higgins

/s/ Laurie J. Thomsen	Director	September 1, 2017
Laurie J. Thomsen