Form 10-Q
period 2017-10-28
DYCOM INDUSTRIES INC
filed 2017-11-22
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 28, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 627-7171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 30,938,786 shares of common stock with a par value of $0.33 1/3 outstanding at November 19, 2017.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	October 28, 2017	July 29, 2017
ASSETS
Current assets:
Cash and equivalents	$24,531	$38,608
Accounts receivable, net	347,727	369,800
Costs and estimated earnings in excess of billings	406,517	389,286
Inventories	83,877	83,204
Deferred tax assets, net	—	26,524
Income tax receivable	1,008	7,493
Other current assets	29,710	23,603
Total current assets	893,370	938,518

Property and equipment, net	423,330	422,107
Goodwill	321,783	321,748
Intangible assets, net	177,286	183,561
Other	36,753	33,373
Total non-current assets	959,152	960,789
Total assets	$1,852,522	$1,899,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,877	$132,974
Current portion of debt	24,063	21,656
Billings in excess of costs and estimated earnings	6,599	9,284
Accrued insurance claims	48,424	39,909
Income taxes payable	10,067	1,112
Other accrued liabilities	84,091	113,603
Total current liabilities	283,121	318,538

Long-term debt	736,008	738,265
Accrued insurance claims	60,782	62,007
Deferred tax liabilities, net non-current	77,622	103,626
Other liabilities	5,351	5,288
Total liabilities	$1,162,884	$1,227,724

COMMITMENTS AND CONTINGENCIES, Note 17

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 30,938,031 and 31,087,285 issued and outstanding, respectively	10,313	10,362
Additional paid-in capital	6,383	10,092
Accumulated other comprehensive loss	(1,252)	(1,158)
Retained earnings	674,194	652,287
Total stockholders’ equity	689,638	671,583
Total liabilities and stockholders’ equity	$1,852,522	$1,899,307

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 28, 2017	October 29, 2016
REVENUES:
Contract revenues	$756,215	$799,223

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	600,847	614,990
General and administrative (including stock-based compensation expense of $7.4 million and $5.7 million, respectively)	64,562	60,204
Depreciation and amortization	42,651	34,546
Total	708,060	709,740

Interest expense, net	(9,707)	(9,067)
Other income, net	5,931	940
Income before income taxes	44,379	81,356

Provision for income taxes:
Current	15,085	28,694
Deferred	518	1,612
Total provision for income taxes	15,603	30,306

Net income	$28,776	$51,050

Earnings per common share:
Basic earnings per common share	$0.93	$1.62

Diluted earnings per common share	$0.90	$1.59

Shares used in computing earnings per common share:
Basic	31,061,448	31,429,493

Diluted	31,891,574	32,200,287

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Net income	$28,776	$51,050
Foreign currency translation losses, net of tax	(94)	(26)
Comprehensive income	$28,682	$51,024

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	October 28, 2017	October 29, 2016
OPERATING ACTIVITIES:
Net income	$28,776	$51,050
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	42,651	34,546
Deferred income tax provision	518	1,612
Stock-based compensation	7,380	5,707
Bad debt expense, net	205	82
Gain on sale of fixed assets	(6,495)	(1,443)
Amortization of debt discount	4,547	4,307
Amortization of debt issuance costs and other	859	815
Excess tax benefit from share-based awards	—	(879)
Change in operating assets and liabilities:
Accounts receivable, net	21,868	(2,404)
Costs and estimated earnings in excess of billings, net	(19,944)	(115,498)
Other current assets and inventory	(7,730)	(13,635)
Other assets	1,010	132
Income taxes receivable/payable	15,439	13,881
Accounts payable	(5,339)	1,083
Accrued liabilities, insurance claims, and other liabilities	(26,918)	(20,915)
Net cash provided by (used in) operating activities	56,827	(41,559)

INVESTING ACTIVITIES:
Capital expenditures	(56,023)	(40,080)
Proceeds from sale of assets	8,838	2,323
Changes in restricted cash and other	(900)	(463)
Net cash used in investing activities	(48,085)	(38,220)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	—	206,000
Principal payments on senior credit agreement, including term loans	(4,813)	(138,000)
Repurchases of common stock	(16,875)	—
Exercise of stock options	204	202
Restricted stock tax withholdings	(1,335)	(1,378)
Excess tax benefit from share-based awards	—	879
Net cash (used in) provided by financing activities	(22,819)	67,703
Net decrease in cash and equivalents	(14,077)	(12,076)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	38,608	33,787

CASH AND EQUIVALENTS AT END OF PERIOD	$24,531	$21,711

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$5,248	$4,924
Cash paid for taxes, net	$554	$15,381
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$4,077	$6,870

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements for the fiscal year ended July 29, 2017 included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2017, filed with the SEC on September 1, 2017. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

Segment Information. The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company’s Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s operating segments provide services throughout the United States and in Canada. Revenues from services provided in Canada were not material during the three months ended October 28, 2017 and October 29, 2016. Additionally, the Company had no material long-lived assets in Canada as of October 28, 2017 or July 29, 2017.

Accounting Period. The Company’s fiscal 2017 year ended on the last Saturday in July. In September 2017, the Company’s Board of Directors approved a change in the Company’s fiscal year end from July to January. Beginning with a six-month transition period ending January 27, 2018, the Company’s fiscal year will end on the last Saturday of January. The Company will file a transition report on Form 10-K containing audited financial statements for the six month period from July 30, 2017 to January 27, 2018. After the transition period, each fiscal year will consist of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). The Company’s 2019 fiscal year will commence on January 28, 2018.

Significant Accounting Policies & Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for the year ended July 29, 2017.

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

Revenue Recognition. The Company performs a substantial majority of its services under master service agreements and other agreements that contain customer-specified service requirements, having discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of the Company’s services, representing less than 5% of its contract revenues during each of the three months ended October 28, 2017 and October 29, 2016, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of the percentage of completion method of accounting, the Company accrues the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the three months ended October 28, 2017 and October 29, 2016, there were no material impacts to the Company’s results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the three months ended October 28, 2017 or October 29, 2016. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company’s long-term debt, which is based on observable market-based inputs (Level 2). See Note 11, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of October 28, 2017 and July 29, 2017. During the three months ended October 28, 2017 and October 29, 2016, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

Income Taxes. In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets are solely classified as non-current in a consolidated statement of financial position. The Company adopted ASU 2015-17 on a prospective basis effective July 30, 2017, the first day of the fiscal quarter ended October 28, 2017. As a result of this adoption, Deferred tax liabilities, net non-current is presented net of approximately $28.2 million of deferred tax assets within the condensed consolidated balance sheets as of October 28, 2017. Under the previous guidance, these deferred tax assets would have been classified as current. No prior periods have been retrospectively adjusted.

Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) with the intention of simplifying accounting for share-based payment transactions. The Company adopted ASU 2016-09 effective July 30, 2017, the first day of the fiscal quarter ended October 28, 2017. Under the amended guidance, excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) are recognized in the Company’s provision for income taxes in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. Additionally, windfalls and shortfalls are presented as operating cash flows rather than financing activities. As a result of the amended guidance, the Company recognized approximately $0.9 million of windfalls as a reduction to income tax expense in the condensed consolidated statements of operations during the fiscal quarter ended October 28, 2017. Additionally, this amount was presented as operating cash flows rather than as financing activities during the fiscal quarter ended October 28, 2017.

Because windfalls are no longer recognized in additional paid-in capital, the amount is excluded from the hypothetical proceeds used to repurchase shares when computing diluted earnings per common share under the treasury stock method. As a result of the amended guidance, diluted shares increased by approximately 169,000 shares during the fiscal quarter ended October 28, 2017. The inclusion of windfalls and shortfalls as a component of income tax expense or benefit during the period in which they occur will increase the volatility of the Company’s provision for income taxes. The amount of windfalls and shortfalls recognized will be dependent on the volume of share-based award vesting or exercise activity as well as the Company’s stock price at the dates on which stock-based awards vest or are exercised. In accordance with ASU 2016-09, these changes have been applied prospectively and prior periods have not been adjusted.

The other components of ASU 2016-09 did not have a material effect on the Company’s condensed consolidated financial statements. See Note 2, Computation of Earnings Per Share, Note 12, Income Taxes, and Note 15, Stock-Based Awards for additional disclosure related to the effects of ASU 2016-09.

The Company also adopted the following Accounting Standards Updates during the fiscal quarter ended October 28, 2017, neither of which had a material effect on the Company’s condensed consolidated financial statements:

Standard		Adoption Date
2015-11	Inventory (Topic 330): Simplifying the Measurement of Inventory	July 30, 2017
2017-09	Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	July 30, 2017

Accounting Standards Not Yet Adopted

There were no accounting pronouncements issued during the fiscal quarter ended October 28, 2017 that are significant or potentially significant to the Company. In addition, there have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2017 filed with the SEC on September 1, 2017.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring entities to recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of the new revenue standard. In 2016, the FASB issued several updates to clarify certain topics within the standard. ASU No. 2014-09 and the related updates are referred to herein as “ASU 2014-09”.

The Company continues to evaluate the effect of ASU 2014-09 on its systems, business processes, controls, disclosures, and consolidated financial statements. This assessment involves the comparison of representative contracts with customers with requirements of the new standard and historical accounting practices. Based on the results of the contract reviews performed to date, the Company is expecting to recognize the substantial majority of its revenue from master service agreements and other agreements that contain customer-specified service requirements, recognized over time, using the units-of-delivery input method under ASU 2014-09. For the remainder of the Company’s contracts, representing less than 5% of its contract revenues during the fiscal quarter ended October 28, 2017, the Company is expecting to use a cost-to-cost measurement of revenue, recognized over time, based on the ratio of contract costs incurred to date to total estimated contract costs. The Company expects that the amount and timing of revenue recognition under ASU 2014-09 will not materially differ from the Company’s historic accounting practices.

ASU 2014-09 must be applied using either a full retrospective approach or a modified (cumulative effect) retrospective approach. The Company anticipates adopting ASU 2014-09 under the modified (cumulative effect) retrospective approach. Under this approach, ASU 2014-09 would apply to all new contracts initiated on or after January 28, 2018. For existing contracts with remaining performance obligations as of January 28, 2018, a cumulative effect adjustment to the opening retained earnings balance would be recognized for those contracts, as the difference between the current revenue recognition practices and the criteria required by ASU 2014-09. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 as of January 28, 2018, the first day of fiscal 2019. The Company has not yet quantified the potential impact of adopting ASU 2014-09; however, based on contracts evaluated to date, the adoption is not expected to have a material impact on the timing or amount of revenue recognized under contracts with customers, as compared to current revenue recognition practices. The Company expects the cumulative impact adjustment to opening retained earnings to be immaterial, with an immaterial impact to the Company’s net income on an ongoing basis. Prior periods will not be retrospectively adjusted. This expectation may change as the process to assess the impact is still ongoing. The Company expects to complete the assessment of the impact of ASU 2014-09 during the fiscal quarter ending January 27, 2018.

2. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Net income available to common stockholders (numerator)	$28,776	$51,050

Weighted-average number of common shares (denominator)	31,061,448	31,429,493

Basic earnings per common share	$0.93	$1.62

Weighted-average number of common shares	31,061,448	31,429,493
Potential shares of common stock arising from stock options, and unvested restricted share units(1)	830,126	770,794
Total shares-diluted (denominator)	31,891,574	32,200,287

Diluted earnings per common share	$0.90	$1.59

(1) As discussed in Note 1, Basis of Presentation and Accounting Policies, the Company has adopted ASU 2016-09. Under the amended guidance, windfalls or shortfalls are recognized in the Company’s provision for income taxes in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. Because windfalls are no longer recognized in additional paid-in capital, the amount is excluded from the hypothetical proceeds used to repurchase shares when computing diluted earnings per common share under the treasury stock method. As a result of the amended guidance, diluted shares increased by approximately 169,000 shares during the fiscal quarter ended October 28, 2017. ASU 2016-09’s effect on the calculation of diluted earnings per common share may result in significant volatility in earnings based on the timing and extent of share-based award vesting and exercise events.

The weighted-average number of common shares outstanding used in the computation of diluted earnings per common share excludes the effect of the following instruments because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Stock-based awards	125,074	41,302
0.75% convertible senior notes due 2021	5,005,734	5,005,734
Warrants	5,005,734	5,005,734
Total anti-dilutive weighted shares excluded from the calculation of earnings per common share	10,136,542	10,052,770

Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. As the Company’s average stock price for the three months ended October 28, 2017 was below the conversion price for the convertible senior notes and the strike price for the warrants, the underlying common shares were anti-dilutive as reflected in the table above.

In connection with the offering of the convertible senior notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the convertible senior notes when the average stock price for the period is above $96.89 per share. See Note 11, Debt, for additional information related to the Company’s convertible senior notes, warrant transactions, and hedge transactions.

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

The preliminary purchase price allocation of Texstar is as follows (dollars in millions):

Assets
Accounts receivable	$8.8
Costs and estimated earnings in excess of billings	2.4
Inventories and other current assets	0.3
Property and equipment	5.6
Goodwill	10.1
Intangible assets - customer relationships	9.8
Intangible assets - trade names and other	0.7
Total assets	37.7

Liabilities
Accounts payable	3.2
Accrued and other current liabilities	3.4
Deferred tax liabilities, net non-current	5.0
Total liabilities	11.6

Net Assets Acquired	$26.1

The goodwill associated with the stock purchase of Texstar is not deductible for tax purposes. Results of this acquisition are included in the condensed consolidated financial statements from the date of acquisition and were not material during the three months ended October 28, 2017.

4. Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	October 28, 2017	July 29, 2017
Contract billings	$326,666	$348,990
Retainage	22,056	21,645
Total	348,722	370,635
Less: allowance for doubtful accounts	(995)	(835)
Accounts receivable, net	$347,727	$369,800

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the three months ended October 28, 2017 and October 29, 2016, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of October 28, 2017 or July 29, 2017.

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings (“CIEB”) includes revenue for services performed under contracts using the units-of-delivery method of accounting and the cost-to-cost measure of the percentage of completion method of accounting. Amounts consisted of the following (dollars in thousands):

	October 28, 2017	July 29, 2017
Costs incurred on contracts in progress	$351,361	$327,312
Estimated to date earnings	92,523	92,781
Total costs and estimated earnings	443,884	420,093
Less: billings to date	(43,966)	(40,091)
	$399,918	$380,002
Included in the accompanying condensed consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$406,517	$389,286
Billings in excess of costs and estimated earnings	(6,599)	(9,284)
	$399,918	$380,002

As of October 28, 2017, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. There were no material CIEB amounts representing claims or other similar items subject to uncertainty as of October 28, 2017 or July 29, 2017.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	October 28, 2017	July 29, 2017
Prepaid expenses	$17,488	$10,588
Receivables on equipment sales	908	2,761
Deposits and other current assets	11,314	10,254
Total other current assets	$29,710	$23,603

Other assets (long-term) consisted of the following (dollars in thousands):

	October 28, 2017	July 29, 2017
Deferred financing costs	$4,319	$4,797
Restricted cash	5,408	5,408
Insurance recoveries for accrued insurance claims	14,135	9,243
Other non-current deposits and assets	12,891	13,925
Total other assets	$36,753	$33,373

7. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	October 28, 2017	July 29, 2017
Land	—	$3,470	$3,470
Buildings	10-35	12,255	12,073
Leasehold improvements	1-10	13,985	13,912
Vehicles	1-5	505,327	496,820
Computer hardware and software	1-7	111,388	107,779
Office furniture and equipment	1-10	13,190	12,226
Equipment and machinery	1-10	291,454	288,993
Total		951,069	935,273
Less: accumulated depreciation		(527,739)	(513,166)
Property and equipment, net		$423,330	$422,107

Depreciation expense was $36.4 million and $28.4 million for the three months ended October 28, 2017 and October 29, 2016, respectively.

8. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $321.8 million and $321.7 million as of October 28, 2017 and July 29, 2017, respectively. Changes in the carrying amount of goodwill during the three months ended October 28, 2017 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of July 29, 2017	$517,515	$(195,767)	$321,748
Purchase price allocation adjustments	35	—	35
Balance as of October 28, 2017	$517,550	$(195,767)	$321,783

The Company’s goodwill resides in multiple reporting units and primarily consists of expected synergies resulting from acquisitions, including the expansion of the Company’s geographic presence and strengthening of its customer base. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity including, in particular, construction and housing activity. The Company’s customers may reduce capital expenditures and defer or cancel pending projects during times of slowing economic conditions. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The cyclical nature of the Company’s business, the high level of competition existing within its industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

The Company has historically completed its annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the Company’s fiscal 2017 annual assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were substantially in excess of their carrying values and no impairment had occurred. As of October 28, 2017, the Company continues to believe the goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units; however, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	October 28, 2017				July 29, 2017
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	11.8	$299,717	$129,966	$169,751	$299,717	$124,084	$175,633
Trade names	8.2	10,350	7,656	2,694	10,350	7,285	3,065
UtiliQuest trade name	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	2.3	450	309	141	450	287	163
		$315,217	$137,931	$177,286	$315,217	$131,656	$183,561
Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $6.3 million and $6.2 million for the three months ended October 28, 2017 and October 29, 2016, respectively.

As of October 28, 2017, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.
9. Accrued Insurance Claims

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in the twelve month policy period ending July 31, 2018, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims is $67.1 million for the twelve month policy period ending July 31, 2018.

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar year 2017, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant as well as an annual aggregate amount.

The liability for total accrued insurance claims and related processing costs was $109.2 million and $101.9 million as of October 28, 2017 and July 29, 2017, respectively, of which $60.8 million and $62.0 million, respectively, was long-term and reflected in non-current liabilities in the condensed consolidated balance sheets. Insurance recoveries/receivables related to accrued claims as of October 28, 2017 and July 29, 2017 were $14.1 million and $9.2 million, respectively, which were included in non-current other assets in the condensed consolidated balance sheets.

10. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	October 28, 2017	July 29, 2017
Accrued payroll and related taxes	$26,006	$24,554
Accrued employee benefit and incentive plan costs	12,430	42,135
Accrued construction costs	29,316	29,942
Other current liabilities	16,339	16,972
Total other accrued liabilities	$84,091	$113,603

11. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	October 28, 2017	July 29, 2017
Credit Agreement - Revolving facility (matures April 2020)	$—	$—
Credit Agreement - Term loan facilities (mature April 2020)	362,875	367,688
0.75% convertible senior notes, net (mature September 2021)	397,196	392,233
	760,071	759,921
Less: current portion	(24,063)	(21,656)
Long-term debt	$736,008	$738,265

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with various lenders, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015 and September 9, 2015), that matures on April 24, 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $450.0 million revolving facility, $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit.

Subject to certain conditions the Credit Agreement provides the Company with the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans up to the greater of (i) $150.0 million and (ii) an amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of the Company’s consolidated senior secured indebtedness to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by the equity interests of the substantial majority of the Company’s subsidiaries.

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

Standby letters of credit of approximately $48.7 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of both October 28, 2017 and July 29, 2017.

The weighted average interest rates and fees for balances under the Credit Agreement as of October 28, 2017 and July 29, 2017 were as follows:

	Weighted Average Rate End of Period
	October 28, 2017	July 29, 2017
Borrowings - Term loan facilities	2.99%	2.98%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of October 28, 2017 or July 29, 2017.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio as specified in the Credit Agreement in connection with permitted acquisitions. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At both October 28, 2017 and July 29, 2017, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability in the revolving facility of $401.3 million as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued 0.75% convertible senior notes due September 2021 (the “Notes”) in a private placement in the principal amount of $485.0 million. The Notes, governed by the terms of an indenture between the Company and a bank trustee are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event the Company fails to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture.

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

In accordance with ASC Topic 470, Debt, certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The

Company incurred $4.5 million and $4.3 million of interest expense during the three months ended October 28, 2017 and October 29, 2016, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	October 28, 2017	July 29, 2017
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(79,522)	(84,069)
Less: Debt issuance costs	(8,282)	(8,698)
Net carrying amount of Notes	$397,196	$392,233

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the debt discount. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The Company determined that the fair value of the Notes as of October 28, 2017 and July 29, 2017 was approximately $481.8 million and $474.5 million, respectively, based on quoted market prices (Level 2), compared to a net carrying amount of $397.2 million and $392.2 million, respectively. The fair value and net carrying amounts as of October 28, 2017 and July 29, 2017 are both reflected net of the debt discount of $79.5 million and $84.1 million, respectively, and debt issuance costs of $8.3 million and $8.7 million, respectively.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions with counterparties to reduce the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture, counterparties to the convertible note hedge will be required to deliver up to 5.006 million shares of the Company’s common stock or pay cash to the Company in a similar amount as the value that the Company delivers to the holders of the Notes based on a conversion price of $96.89 per share.

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

Upon settlement of the conversion premium of the Notes, convertible note hedge, and warrants, the resulting dilutive impact of these transactions, if any, would be the number of shares necessary to settle the value of the warrant transactions above $130.43 per share. The net amounts incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets during fiscal 2016 and are not expected to be remeasured in subsequent reporting periods.

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

12. Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. As discussed in Note 1, Basis of Presentation and Accounting Policies, the Company has adopted ASU 2015-17 on a prospective basis effective July 30, 2017. Under the amended guidance of ASU 2015-17, deferred tax liabilities and assets are solely classified as non-current in a consolidated statement of financial position. Under the prior guidance, approximately $28.2 million of deferred tax assets, net would have been classified as current within the condensed consolidated balance sheets as of October 28, 2017.

The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, and the recognition of certain tax benefits from share-based award activities upon the adoption of ASU 2016-09, which reduced income tax expense by approximately $0.9 million for the three months ended October 28, 2017.

Measurement of the Company’s tax position is based on applicable statutes, federal and state case law, and its interpretations of tax regulations. The Company is subject to federal income taxes in the United States and the income taxes of multiple state jurisdictions and in Canada. Amounts of pre-tax earnings related to Canadian operations for the three months ended October 28, 2017 and October 29, 2016 were not material. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2013 and prior. The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. During fiscal 2016, the Company was notified by the Internal Revenue Service (“IRS”) that its federal income tax return for fiscal 2014 was selected for examination. The IRS completed its examination during 2017 with no proposed adjustments to the Company’s tax return.

As of October 28, 2017 and July 29, 2017, the Company had total unrecognized tax benefits of $3.1 million resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these unrecognized tax benefits are realizable. The Company had approximately $1.2 million accrued for the payment of interest and penalties as of both October 28, 2017 and July 29, 2017. Interest expense related to unrecognized tax benefits for the Company for the three months ended October 28, 2017 and October 29, 2016 was not material.

13. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Gain on sale of fixed assets	$6,495	$1,443
Miscellaneous expense, net	(564)	(503)
Total other income, net	$5,931	$940

The Company participates in a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to the customer’s bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the condensed consolidated statements of operations. During the three months ended October 28, 2017 and October 29, 2016, miscellaneous expense, net includes approximately $0.7 million and $0.6 million, respectively, of discount fee expense incurred in connection with the non-recourse sale of accounts receivable under this program. The program has not changed since its inception during fiscal 2016.

14. Capital Stock

Repurchases of Common Stock. The Company made the following share repurchases during fiscal 2017 and the three months ended October 28, 2017:

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2017	713,006	$62,909	$88.23
Three months ended October 28, 2017	200,000	$16,875	$84.38

As of October 28, 2017, $95.2 million remained available for repurchases through August 2018 under the Company’s share repurchase program. All shares repurchased have been canceled. Upon cancellation, the excess paid over par value is recorded as a reduction of additional paid-in capital. Once additional paid-in capital is exhausted, any additional excess is recorded as a reduction of retained earnings. Accordingly, retained earnings was reduced by $42.8 million and $6.9 million during fiscal 2017 and the three months ended October 28, 2017, respectively, related to the Company’s share repurchases.

Restricted Stock Tax Withholdings. During the three months ended October 28, 2017 and October 29, 2016, the Company withheld 15,918 shares and 16,290 shares, respectively, totaling $1.3 million and $1.4 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

15. Stock-Based Awards

The Company has certain stock-based compensation plans under which it grants stock-based awards, including common stock, stock options, restricted share units, and performance-based restricted share units (“Performance RSUs”) to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests.

Compensation expense for stock-based awards is based on fair value at the measurement date. It fluctuates over time as a function of the duration of vesting periods of the stock-based awards and the Company’s performance, as measured by criteria set forth in performance-based awards. This expense is included in general and administrative expenses in the condensed consolidated statements of operations and the amount of expense ultimately recognized depends on the quantity of awards that actually vest. Accordingly, stock-based compensation expense may vary from period to period.

The performance criteria for the Company’s performance-based equity awards utilize the Company’s fiscal year operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its fiscal year operating cash flow level (adjusted for certain amounts). Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. For Performance RSUs, the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that performance criteria for the awards will be met.

Stock-based compensation expense and the related tax benefit recognized related to stock options and restricted share units during the three months ended October 28, 2017 and October 29, 2016 were as follows (dollars in thousands):

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Stock-based compensation	$7,380	$5,707
Related tax benefit for stock-based compensation	$2,882	$2,183
In addition, as a result of the Company’s adoption of ASU 2016-09, the Company recognized approximately $0.9 million of certain tax benefits from share-based award activities during the three months ended October 28, 2017.

As of October 28, 2017, the Company had unrecognized compensation expense related to stock options, time-based restricted share units (“RSUs”), and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $3.2 million, $9.5 million, and $22.1 million, respectively. This expense will be recognized over a weighted-average number of years of 2.5, 2.7, and 2.1, respectively, based on the average remaining service periods for the awards. As of October 28, 2017, the Company may recognize an additional $8.7 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended October 28, 2017:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of July 29, 2017	670,350	$25.24
Granted	18,933	$85.15
Options exercised	(21,325)	$9.57
Canceled	—	$—
Outstanding as of October 28, 2017	667,958	$27.44

Exercisable options as of October 28, 2017	518,053	$18.70

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended October 28, 2017:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 29, 2017	187,465	$60.71	553,882	$67.46
Granted	25,227	$85.31	138,261	$84.13
Share units vested	(9,218)	$62.66	(36,121)	$56.08
Forfeited or canceled	—	$—	(24,753)	$57.32
Outstanding as of October 28, 2017	203,474	$63.67	631,269	$72.16

The total amount of granted Performance RSUs presented above consists of 99,627 target shares and 38,634 supplemental shares. During the three months ended October 28, 2017, the Company canceled 21,139 supplemental shares of Performance RSUs, as a result of the fiscal 2017 performance criteria for attaining those supplemental shares being partially met. The total amount of Performance RSUs outstanding as of October 28, 2017 consists of 487,635 target shares and 143,634 supplemental shares.

16. Concentration of Credit Risk

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 74.9% of its total contract revenues during each of the three months ended October 28, 2017 and October 29, 2016. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended October 28, 2017 or October 29, 2016 were as follows:

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Comcast Corporation	21.8%	15.1%
AT&T Inc.	19.0%	29.0%
CenturyLink, Inc.	18.9%	15.7%
Verizon Communications Inc.(1)	10.7%	9.4%

Customers whose combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net (“CIEB, net”) exceeded 10% of total combined trade receivables and CIEB, net as of October 28, 2017 or July 29, 2017 were as follows (dollars in millions):

	October 28, 2017		July 29, 2017
	Amount	% of Total	Amount	% of Total
Comcast Corporation	$170.8	22.9%	$159.7	21.3%
CenturyLink, Inc.	$130.1	17.4%	$136.1	18.1%
Verizon Communications Inc.(1)	$84.3	11.3%	$73.7	9.8%
AT&T Inc.	$83.7	11.2%	$87.1	11.6%
Windstream Corporation	$72.0	9.6%	$84.7	11.3%

(1)For comparison purposes in the tables above, amounts from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of October 28, 2017. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company’s trade accounts receivable and costs and estimated earnings in excess of billings.

17. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. CertusView appealed to the Federal Circuit Court the District Court judgment of patent invalidity. On August 11, 2017, the Federal Circuit Court affirmed the District Court’s decision. In October 2017, S&N filed a motion requesting that the District Court make a finding that the suit was an exceptional case and award S&N recovery of $3.8 million in attorney fees. CertusView has filed an opposition to this motion vigorously opposing an exceptional case finding or award of attorney fees. No decision has been made by the District Court to date on this motion.

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges violation of the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. The parties agreed to settle the lawsuit in March 2017 for an immaterial amount. In November 2017, the District Court approved the settlement.

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

During July 2016, the Company acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a net cash purchase price of $100.9 million after an adjustment of approximately $6.6 million for working capital received below a target amount. $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. As of October 28, 2017, $10.0 million remains in escrow pending resolution of certain post-closing indemnification claims.

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

Commitments

Performance Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 28, 2017 and July 29, 2017, the Company had $119.6 million and $118.2 million of outstanding performance and other surety contract bonds, respectively.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize obligations to the Company’s insurance carriers in connection with the settlement of potential claims. As of both October 28, 2017 and July 29, 2017, the Company had $48.7 million of outstanding standby letters of credit issued under the Credit Agreement.

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

You should not consider forward-looking statements as guarantees of future performance or results. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017, filed with the Securities and Exchange Commission on September 1, 2017 and other risks outlined in our other periodic filings with the Securities and Exchange Commission. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended July 29, 2017. Our Annual Report on Form 10-K for the fiscal year ended July 29, 2017 was filed with the Securities and Exchange Commission (“SEC”) on September 1, 2017, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

Introduction

We are a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiary companies provide program management, engineering, construction, maintenance and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We provide the labor, tools and equipment necessary to design, engineer, locate, maintain, expand, install and upgrade the telecommunications infrastructure of our customers.

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

Significant demand for wireless broadband is driven by the proliferation of smart phones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers have upgraded their networks to 4G technologies and are contemplating next generation mobile solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites and small cells. Increasing wireless data traffic and newly emerging wireless technologies are beginning to drive significant incremental wireline deployments in many regions of the country. These trends are driving demand for the type of services we provide.

Consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated. As a result of merger activity, a significant customer has committed to the Federal Communications Commission (the “FCC”) to expand and increase broadband network capabilities. These activities may further create a competitive response driving long-term demand for our services.

The cyclical nature of the industry we serve may affect demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our revenues and results of operations. The business requirements of our customers, driven by the demands of their consumers, the introduction of new communication technologies, the physical maintenance needs of their infrastructure, the actions of our government and the FCC, and overall economic conditions, may affect their capital expenditures and maintenance budgets. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in revenues and results of operations.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable television multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 74.9% of our total contract revenues during each of the three months ended October 28, 2017 and October 29, 2016.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three months ended October 28, 2017 or October 29, 2016:

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Comcast Corporation	21.8%	15.1%
AT&T Inc.	19.0%	29.0%
CenturyLink, Inc.	18.9%	15.7%
Verizon Communications Inc.(1)	10.7%	9.4%
Charter Communications, Inc.	4.5%	4.3%
Windstream Corporation	4.1%	5.8%

(1) For comparison purposes, revenues from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

In addition, another customer contributed 1.2% and 4.2% to our total revenue during the three months ended October 28, 2017 and October 29, 2016, respectively.

We perform a substantial majority of our services under master service agreements and other agreements that contain customer-specified service requirements, having discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. Revenues from multi-year master service agreements were approximately 69.4% and 62.7% of total contract revenues during the three months ended October 28, 2017 and October 29, 2016 respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts were 17.2% and 23.3% during the three months ended October 28, 2017 and October 29, 2016 respectively.

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

Results of businesses acquired are included in the condensed consolidated financial statements from their dates of acquisition. The purchase price allocation of Texstar is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our critical accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and should be read in conjunction with Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 29, 2017 filed with the SEC on September 1, 2017.

Accounting Period. Our fiscal 2017 year ended on the last Saturday in July. In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from July to January. Beginning with a six-month transition period ending January 27, 2018, our fiscal year will end on the last Saturday of January. We will file a transition report on Form 10-K containing audited financial statements for the six month period from July 30, 2017 to January 27, 2018. After the transition period, each fiscal year will consist of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). Our 2019 fiscal year will commence on January 28, 2018.

Revenues. We perform a substantial majority of our services under master service agreements and other agreements that contain customer-specified service requirements, having discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services, representing less than 5% of our contract revenues during each of the three months ended October 28, 2017 and October 29, 2016, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of completion, we accrue the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the three months ended October 28, 2017 and October 29, 2016, there were no material impacts to our results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the three months ended October 28, 2017 or October 29, 2016. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

General and Administrative Expenses. General and administrative expenses primarily consist of employee compensation and related expenses, including annual incentive compensation and stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs not directly related to the provision of our services under customer contracts. We incur information technology and development costs primarily to support and enhance our operating efficiency. Our executive management team and the senior management of our subsidiaries perform substantially all of our sales and marketing functions as part of their management responsibilities.

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, trade names, and non-compete intangibles, which we amortize over the estimated useful lives. We recognize amortization of customer relationship intangibles on an accelerated basis as a function of the expected economic benefit. We recognize amortization of our other finite-lived intangibles on a straight-line basis over the estimated useful life.

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes non-cash amortization of our convertible senior notes debt discount and amortization of debt issuance costs. See Note 11, Debt, in the Notes to the Condensed Consolidated Financial Statements for information on the non-cash amortization of the debt discount and debt issuance costs.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

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

Results of Operations

The results of operations of businesses acquired are included in the condensed consolidated financial statements from their dates of acquisition. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	October 28, 2017		October 29, 2016
Revenues	$756.2	100.0%	$799.2	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	600.8	79.5	615.0	76.9
General and administrative	64.6	8.5	60.2	7.5
Depreciation and amortization	42.7	5.6	34.5	4.3
Total	708.1	93.6	709.7	88.8
Interest expense, net	(9.7)	(1.3)	(9.1)	(1.1)
Other income, net	5.9	0.8	0.9	0.1
Income before income taxes	44.4	5.9	81.4	10.2
Provision for income taxes	15.6	2.1	30.3	3.8
Net income	$28.8	3.8%	$51.0	6.4%

Revenues. Revenues were $756.2 million during the three months ended October 28, 2017, compared to $799.2 million during the three months ended October 29, 2016. During the three months ended October 28, 2017, revenues of $8.6 million were generated by a business acquired during the third quarter of fiscal 2017. The Company earned approximately $15.5 million of revenues from storm restoration services during the three months ended October 28, 2017.

Excluding amounts generated by a business acquired during the third quarter of fiscal 2017 and storm restoration services, revenues decreased by approximately $67.1 million during the three months ended October 28, 2017 as compared to the three months ended October 29, 2016. Revenues decreased by approximately $90.9 million from moderation by a large telecommunications customer during the quarter. Revenues also decreased by approximately $24.3 million for services performed on a customer’s fiber network and by approximately $16.5 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these declines, revenues increased by approximately $32.0 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Revenues also increased by approximately $17.5 million for a large telecommunications customer primarily from increases in the volume of services performed under existing contracts and new awards, and by approximately $5.0 million primarily related to services performed under new awards for a large telecommunications customer. All other customers had net increases in revenues of $10.1 million on a combined basis during the three months ended October 28, 2017 as compared to the three months ended October 29, 2016.

The percentage of our revenue by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.9%, 6.4%, and 2.7%, respectively, for the three months ended October 28, 2017, compared to 91.8%, 5.5%, and 2.7%, respectively, for the three months ended October 29, 2016.

Costs of Earned Revenues. Costs of earned revenues decreased to $600.8 million, or 79.5% of contract revenues, during the three months ended October 28, 2017, compared to $615.0 million, or 76.9% of contract revenues, during the three months ended October 29, 2016. The primary components of the decrease were a $17.6 million aggregate decrease in direct labor and subcontractor costs and a $4.9 million decrease in direct material costs, primarily due to a lower level of operations. Partially offsetting these decreases, equipment maintenance and fuel costs combined increased $3.4 million and other direct costs increased $5.0 million primarily from costs associated with the initiation of customer programs, including permitting costs.

Costs of earned revenues as a percentage of contract revenues increased 2.5% during the three months ended October 28, 2017, compared to the three months ended October 29, 2016. As a percentage of contract revenues, labor and subcontracted labor costs increased 1.0% as a result of lower operating leverage in relation to lower work volumes during the three months ended October 28, 2017. Equipment maintenance and fuel costs combined increased 0.7% as a percentage of contract revenues from under absorption of equipment costs and increased fuel costs relative to the mix of work. Additionally, other direct costs as a percentage of contract revenues increased 0.8%, on a combined basis, reflecting lower operating leverage and the impact of costs associated with the initiation of customer programs, including permitting costs.

General and Administrative Expenses. General and administrative expenses increased to $64.6 million, or 8.5% of contract revenues, during the three months ended October 28, 2017, compared to $60.2 million, or 7.5% of contract revenues, during the three months ended October 29, 2016. The increase in total general and administrative expenses during the three months ended October 28, 2017 primarily resulted from increased payroll and stock-based compensation costs as well as the costs of a business acquired in the third quarter of fiscal 2017. The increase in total general and administrative expenses as a percentage of contract revenues reflects lower absorption of certain office and support costs in relation to lower revenues during the three months ended October 28, 2017.

Depreciation and Amortization. Depreciation expense was $36.4 million, or 4.8% of contract revenues, during the three months ended October 28, 2017, compared to $28.4 million, or 3.5% of contract revenues, during the three months ended October 29, 2016. The increase in depreciation expense during the three months ended October 28, 2017 is primarily due to the addition of fixed assets during fiscal 2017 and 2018 that supports our expanded in-house workforce and the normal replacement cycle of fleet assets. Amortization expense was $6.3 million and $6.2 million during the three months ended October 28, 2017 and October 29, 2016, respectively.

Interest Expense, Net. Interest expense, net was $9.7 million and $9.1 million during the three months ended October 28, 2017 and October 29, 2016, respectively. Interest expense includes approximately $4.5 million and $4.3 million for the non-cash amortization of debt discount associated with our convertible senior notes during the three months ended October 28, 2017 and October 29, 2016, respectively. Excluding this amortization, interest expense, net increased to $5.2 million during the three months ended October 28, 2017 from $4.8 million during the three months ended October 29, 2016 as a result of a higher interest rate environment during the current period.

Other Income, Net. Other income, net was $5.9 million and $0.9 million during the three months ended October 28, 2017 and October 29, 2016, respectively. The increase in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during the three months ended October 28, 2017, compared to the three months ended October 29, 2016. Gain on sale of fixed assets was $6.5 million during the three months ended October 28, 2017, compared to $1.4 million during the three months ended October 29, 2016. Partially offsetting this increase, other income, net also reflects approximately $0.7 million and $0.6 million of discount fee expense during the three months ended October 28, 2017 and October 29, 2016, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended October 28, 2017 and October 29, 2016 (dollars in millions):

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Income tax provision	$15.6	$30.3
Effective income tax rate	35.2%	37.3%

During the fiscal quarter ended October 28, 2017, we adopted Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The adoption of ASU 2016-09 impacts both the timing and method of how the tax effects of share-based awards are recognized. Under the amended guidance, excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) are recognized in our provision for income taxes in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. The effects of ASU 2016-09 decreased our provision for income taxes by approximately $0.9 million for the three months ended October 28, 2017. See Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Condensed Consolidated Financial Statements for information regarding the additional impacts of ASU 2016-09.

In addition to the impact from the adoption of ASU 2016-09, fluctuations in our effective income tax rate were also attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, and production-related tax deductions recognized in relation to our pre-tax results during the periods. We had total unrecognized tax benefits of approximately $3.1 million as of both October 28, 2017 and July 29, 2017, which would reduce our effective tax rate during future periods if it is determined these unrecognized tax benefits are realizable.

Net Income. Net income was $28.8 million for the three months ended October 28, 2017, compared to $51.0 million for the three months ended October 29, 2016.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $97.6 million, or 12.9% of contract revenues, for the three months ended October 28, 2017, compared to$129.2 million, or 16.2% of contract revenues, for the three months ended October 29, 2016.

Adjusted EBITDA is a Non-GAAP measure, as defined by Regulation G of the Securities and Exchange Commission. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, gain on sale of fixed assets, stock-based compensation expense, and certain non-recurring items. Management believes Adjusted EBITDA is a helpful measure for comparing the Company’s operating performance with prior periods as well as with the performance of other companies with different capital structures or tax rates. The following table provides a reconciliation of net income to Non-GAAP Adjusted EBITDA (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	October 28, 2017	October 29, 2016
Net income	$28,776	$51,050
Interest expense, net	9,707	9,067
Provision for income taxes	15,603	30,306
Depreciation and amortization expense	42,651	34,546
EBITDA	96,737	124,969
Gain on sale of fixed assets	(6,495)	(1,443)
Stock-based compensation expense	7,380	5,707
Adjusted EBITDA	$97,622	$129,233

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $24.5 million as of October 28, 2017, compared to $38.6 million as of July 29, 2017. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $634.3 million as of October 28, 2017, compared to $641.6 million as of July 29, 2017.

Capital resources are used primarily to purchase equipment and maintain sufficient levels of working capital to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility depending on our cash requirements. We currently intend to retain any earnings for use in the business and other capital allocation strategies which may include investment in acquisitions and share repurchases. Consequently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Net Cash Flows. The following table presents our net cash flows for the three months ended October 28, 2017 and October 29, 2016 (dollars in millions):

	For the Three Months Ended
	October 28, 2017	October 29, 2016
Net cash flows:
Provided by (Used in) operating activities	$56.8	$(41.6)
Used in investing activities	$(48.1)	$(38.2)
(Used in) Provided by financing activities	(22.8)	$67.7

Cash Provided by (Used in) Operating Activities. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt expense.

During the three months ended October 28, 2017, net cash provided by operating activities was $56.8 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $21.6 million of operating cash flow during the three months ended October 28, 2017. Working capital changes that used operating cash flow during the three months ended October 28, 2017 included decreases in accrued liabilities and accounts payable of $26.9 million and $5.3 million, respectively, primarily resulting from amounts paid for annual incentive compensation during October 2017 and timing of other payments. Additionally, increases in net costs and estimated earnings in excess of billings used $19.9 million of operating cash flow. Net increases in other current and non-current assets combined used $6.7 million of operating cash flow during the three months ended October 28, 2017 primarily for insurance and other costs that coincide with the beginning of our fiscal year. Working capital changes that provided operating cash flow during the three months ended October 28, 2017 included a decrease in accounts receivable of $21.9 million. In addition, a net increase in income tax payable provided $15.4 million of operating cash flow during the three months ended October 28, 2017 primarily as a result of the timing of estimated tax payments.

Our days sales outstanding (“DSO”) for accounts receivable is calculated based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter. Contract payment terms vary by customer and primarily range from 30 to 90 days after invoicing. Our DSO for accounts receivable was 42 days as of October 28, 2017, compared to 38 days as of October 29, 2016. Our DSO for costs and estimated earnings in excess of billings (“CIEB”) was 48 days and 54 days as of October 28, 2017 and October 29, 2016, respectively.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. These amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of October 28, 2017 or July 29, 2017. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of October 28, 2017 or July 29, 2017. As of October 28, 2017, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.

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

Cash Used in Investing Activities. Net cash used in investing activities was $48.1 million during the three months ended October 28, 2017, compared to $38.2 million during the three months ended October 29, 2016. During the three months ended October 28, 2017 and October 29, 2016, capital expenditures of $56.0 million and $40.1 million, respectively, were offset in part by proceeds from the sale of assets of $8.8 million and $2.3 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.9 million and $0.5 million during the three months ended October 28, 2017 and October 29, 2016, respectively.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $22.8 million during the three months ended October 28, 2017. During the three months ended October 28, 2017, we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $84.38 per share, for $16.9 million. We also made principal payments of $4.8 million on our term loan facilities. Additionally, we withheld shares and paid $1.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended October 28, 2017. Partially offsetting these uses, we received $0.2 million from the exercise of stock options during the three months ended October 28, 2017.

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

Compliance with Credit Agreement and Indenture. We are party to a credit agreement with various lenders, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015, and September 9, 2015), that matures on April 24, 2020. The credit agreement provides for a $450.0 million revolving facility, $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit.

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

The weighted average interest rates and fees for balances under the credit agreement as of October 28, 2017 and July 29, 2017 were as follows:

	Weighted Average Rate End of Period
	October 28, 2017	July 29, 2017
Borrowings - Term loan facilities	2.99%	2.98%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of October 28, 2017 or July 29, 2017.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio as specified in the credit agreement in connection with permitted acquisitions. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At both October 28, 2017 and July 29, 2017, we were in compliance with the financial covenants of our credit agreement and had borrowing availability in the revolving facility of $401.3 million as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of October 28, 2017 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$485,000	$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	24,063	338,812	—	—	362,875
Fixed interest payments on long-term debt(1)	3,638	7,275	3,637	—	14,550
Operating lease obligations	23,649	26,363	8,742	4,047	62,801
Employment agreements	12,877	5,903	271	—	19,051
Purchase and other contractual obligations(2)	17,467	—	—	—	17,467
Total	$81,694	$378,353	$497,650	$4,047	$961,744

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of October 28, 2017 consisted of $362.9 million outstanding under our term loan facilities.

(2) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of October 28, 2017, purchase and other contractual obligations includes approximately $16.1 million for issued production orders with delivery dates scheduled to occur over the next twelve months. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 28, 2017.

Our condensed consolidated balance sheet as of October 28, 2017 includes a long-term liability of approximately $60.8 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $3.1 million as of October 28, 2017 and July 29, 2017, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 28, 2017 and July 29, 2017, we had $119.6 million and $118.2 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $33.2 million as of October 28, 2017. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. As of both October 28, 2017 and July 29, 2017, we had $48.7 million outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.198 billion and $6.016 billion at October 28, 2017 and July 29, 2017, respectively. We expect to complete 49.0% of the October 28, 2017 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of the contracts and are based on contract terms, our historical experience with customers and, more generally, our experience in similar procurements. The significant majority of our backlog estimates comprise services under master service agreements and other long-term contracts.

Revenue estimates included in our backlog can be subject to change because of project accelerations, contract cancellations, or delays due to various factors, including, but not limited to, commercial issues such as permitting, engineering changes, incremental documentation requirements, difficult job site conditions, and adverse weather. These factors can also cause revenue to be realized in different periods or in different amounts from those originally reflected in backlog. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. While we did not experience any material cancellations during the three months ended October 28, 2017 or October 29, 2016, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On October 28, 2017, we had variable rate debt outstanding under our credit agreement of $362.9 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in interest rates would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in market interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The fair value of the Notes as of October 28, 2017 and July 29, 2017 was approximately $481.8 million and $474.5 million, respectively, based on quoted market prices (Level 2), compared to a net carrying amount of $397.2 million and $392.2 million, respectively. The fair value and net carrying amounts as of October 28, 2017 and July 29, 2017 are both reflected net of the debt discount of $79.5 million and $84.1 million, respectively, and debt issuance costs of $8.3 million and $8.7 million, respectively. The fair values of the Notes as of October 28, 2017 and July 29, 2017 were determined based on the closing trading prices per $100 of the Notes as of the last day of trading for the respective periods, which were $117.45 and $116.96, respectively. A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $9.5 million, calculated on a discounted cash flow basis as of October 28, 2017.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. See Note 11, Debt, in Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 28, 2017, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 28, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
October 28, 2017, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. CertusView appealed to the Federal Circuit Court the District Court judgment of patent invalidity. On August 11, 2017, the Federal Circuit Court affirmed the District Court’s decision. In October 2017, S&N filed a motion requesting that the District Court make a finding that the suit was an exceptional case and award S&N recovery of $3.8 million in attorney fees. CertusView has filed an opposition to this motion vigorously opposing an exceptional case finding or award of attorney fees. No decision has been made by the District Court to date on this motion.

In September 2016, certain former employees of two subcontractors of TESINC, LLC (“TESINC”), a wholly owned subsidiary of the Company, commenced a lawsuit against those subcontractors, TESINC and a customer of TESINC in the United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges violation of the Fair Labor Standards Act, the Pennsylvania Minimum Wage Act of 1968, the Pennsylvania Wage Payment and Collection Law, and the New Jersey Wage and Hour Law by failing to comply with applicable minimum wage and overtime pay requirements as a result of the misclassification of workers as independent contractors. The plaintiffs sought unspecified damages and other relief on behalf of themselves and a putative class of similarly situated workers who had performed work between April 1, 2016 and June 30, 2016. The parties agreed to settle the lawsuit in March 2017 for an immaterial amount. In November 2017, the District Court approved the settlement.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Item 1A. Risk Factors.

The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.

Failure to protect critical data and technology systems adequately could materially affect our operations. We use our own information technology systems as well as those of business partners to manage our operations, financial reporting and other business processes and also to protect sensitive information maintained in the normal course of business. In November 2017, the Company determined that certain of its computers systems were subject to unauthorized access. The Company believes that only documents containing Company financial information were accessed. The Company’s investigation is ongoing, law enforcement authorities have been notified and new security enhancements and protocols are being implemented. Third-party security breaches, employee error, malfeasance or other irregularities may compromise our measures to protect the information technology systems we use and may result in persons obtaining unauthorized access to our or our customers’ data or accounts. The occurrence of any such event could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 28, 2017, we did not sell any of our equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
October 28, 2017:

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 30, 2017 - August 26, 2017	972	(2)	$84.21	—	(4)
August 27, 2017 - September 23, 2017	2,018	(2)	$80.71	—	(4)
September 24, 2017 - October 28, 2017	212,928	(2)(3)	$84.37	—	(4)

(1) All shares repurchased have been subsequently canceled.

(2) During the three months ended October 28, 2017, the Company withheld 15,918 shares totaling $1.3 million to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce the Company’s total share repurchase authority.

(3) During the three months ended October 28, 2017, the Company repurchased 200,000 shares of its common stock for $16.9 million at an average price of $84.38 per share.

(4) As of October 28, 2017, $95.2 million remained available for repurchases through August 2018 under the Company’s share repurchase program.

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 21, 2017	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	November 21, 2017	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer