Form 10-KT
period 2018-01-27
DYCOM INDUSTRIES INC
filed 2018-03-02
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended ________

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from July 30, 2017 to January 27, 2018

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 29, 2017, was $2,694,828,770.
There were 31,188,000 shares of common stock with a par value of $0.33 1/3 outstanding at February 28, 2018.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Transition Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement to be filed by May 29, 2018	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this Transition Report on Form 10-K.

Dycom Industries, Inc.

Explanatory Note Regarding the Transition Period

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligns our fiscal year with the planning cycles of our customers. Year-over-year quarterly financial data continues to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in our historical financial statements.

This Transition Report on Form 10-K covers the six month transition period of July 30, 2017 through January 27, 2018 (the “2018 transition period”). After the 2018 transition period, each fiscal year will end on the last Saturday in January and consist of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). We refer to the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”, the period beginning July 26, 2015 and ending July 30, 2016 as “fiscal 2016”, and the period beginning July 27, 2014 and ending July 25, 2015 as “fiscal 2015”. References herein to the six months ended January 28, 2017 represent the comparative prior year six month period from July 31, 2016 to January 28, 2017. The results for the six months ended January 28, 2017 are unaudited.

Cautionary Note Concerning Forward-Looking Statements

This Transition Report on Form 10-K, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains forward-looking statements relating to future events, financial performance, strategies, expectations, and the competitive environment. Words such as “outlook,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “forecast,” “may,” “should,” “could,” “project,” “target,” and similar expressions, as well as statements written in the future tense, identify forward-looking statements. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved. You should not consider forward-looking statements as guarantees of future performance or results. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief at that time with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to:

•	anticipated outcomes of contingent events, including litigation;

•	projections of revenues, income or loss, or capital expenditures;

•	determinations as to whether the carrying value of our assets is impaired;

•	expected benefits and synergies of businesses acquired and future opportunities for the combined businesses;

•	plans for future operations, growth and acquisitions, dispositions, or financial needs;

•	financing availability;

•	customer capital budgets and spending priorities;

•	outcomes of our plans for future operations, growth and services, including contract backlog;

•	restrictions imposed by our credit agreement;

•	use of our cash flow to service our debt;

•	future economic conditions and trends in the industries we serve;

•	the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act of 2017;

•	assumptions relating to any of the foregoing;

and other factors discussed within Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Transition Report on Form 10-K and other risks outlined in our periodic filings with the Securities and Exchange Commission (“SEC”). Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. Our forward-looking statements are only made as of the date of this

Transition Report on Form 10-K, and we undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at our website, www.dycomind.com, as soon as reasonably practicable after we file these reports with, or furnish these reports to, the SEC. You may also request a copy of these reports, at no cost, by contacting us at: Dycom Industries, Inc., 11780 U.S. Highway 1, Suite 600, Palm Beach Gardens, Florida 33408, Attention: Secretary. Exhibits and schedules referenced in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K can be accessed on the SEC’s website at www.sec.gov. All references to www.dycomind.com in this report are inactive textual references only and the information on our website is not incorporated into this Transition Report on Form 10-K.

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiaries provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. Our consolidated revenues for the six months ended January 27, 2018 were $1.4 billion.

Dycom was incorporated in the State of Florida in 1969 and has since expanded its geographic scope and service offerings, both organically and through acquisitions. Our established footprint and decentralized workforce provide the scale needed to quickly execute on opportunities to service existing and new customers.

Specialty Contracting Services

Our subsidiaries supply telecommunications providers with a comprehensive portfolio of specialty services, including program management, engineering, construction, maintenance, installation, and underground facility locating. We provide the labor, tools and equipment necessary to design, engineer, locate, maintain, expand, install and upgrade the telecommunications infrastructure of our customers.

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

Construction, maintenance, and installation services include the placement and splicing of fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets, and closures; place drop lines from main distribution lines to the consumer’s home or business; and maintain and remove these facilities. We provide these services for both telephone companies and cable multiple system operators in connection with the deployment, expansion, or maintenance of new and existing networks. We also provide tower construction, lines and antenna installation, and foundation and equipment pad construction for wireless carriers, as well as equipment installation and material fabrication and site testing services. For cable multiple system operators, we install and maintain customer premise equipment such as digital video recorders, set top boxes and modems.

We also perform construction and maintenance services for electric and gas utilities and other customers. In addition, we provide underground facility locating services for a variety of utility companies, including telecommunications providers. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines.

Business Strategy

Capitalize on Long-Term Growth Drivers. We are well-positioned to benefit from the increased demand for network bandwidth that is necessary to ensure reliable video, voice, and data services. Significant developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase the demand for greater capacity and enhanced reliability from our customers’ wireline and wireless networks. Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Additionally, wireless carriers are upgrading their networks and contemplating next generation mobile solutions in response to the significant demand for wireless broadband, driven by the proliferation of smart phones, mobile data devices and other advances in technology. The increasing wireless data traffic and emerging wireless technologies are driving significant incremental wireline deployments in many regions of the United States. Furthermore, significant consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated.

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

Acquisitions

Fiscal 2017. During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwestern regions of the United States. This acquisition expands our geographic presence within our existing customer base.

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

Fiscal 2015. During September 2014, we acquired Hewitt Power & Communications, Inc. (“Hewitt”) for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During January 2015, we acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During April 2015, we acquired Moll’s Utility Services, LLC (“Moll’s”) for $6.5 million, net of cash acquired. Moll’s provides specialty contracting services primarily for utilities in the Midwestern United States. We also acquired the assets of Venture Communications Group, LLC (“Venture”) for $15.6 million during June 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during the 2018 transition period and fiscal 2017, 2016, and 2015 accounting for approximately 75.8%, 76.1%, 69.7%, and 61.1% of our total contract revenues, respectively. During the 2018 transition period, we derived approximately 21.6% of our total revenues from Comcast Corporation, 20.6% from AT&T Inc., 17.5% from CenturyLink, Inc., 12.0% from Verizon Communications, Inc., and 4.2% from Charter Communications, Inc. We believe that a substantial portion of our total revenues and operating income will continue to be generated from a concentrated group of customers.

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

We perform a substantial majority of our services under master service agreements and other agreements that contain customer-specified service requirements and have discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend these agreements through negotiations. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion.

Cyclicality and Seasonality

The cyclical nature of the industry we serve may affect demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our revenues and results of operations. The business requirements of our customers may affect their capital expenditures and maintenance budgets. Factors affecting our customers include, but are not limited to, demands of their consumers, the introduction of new communications technologies, the physical maintenance needs of their infrastructure, the actions of our government and the Federal Communications Commission, overall economic conditions, and merger or acquisition activity. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in revenues and results of operations.

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

Backlog

Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.847 billion, $6.016 billion and $6.031 billion at January 27, 2018, July 29, 2017, and July 30, 2016, respectively. We expect to complete 52.1% of the January 27, 2018 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of contracts. These estimates are generally based on contract terms and assessments regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short term contracts, we also consider the anticipated scope of the contract and information received from the customer in the procurement process. A significant majority of our backlog estimates comprise services under master service agreements and other long term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we estimated to be performed at the time of calculating the backlog amount. In addition, revenue reflected in our backlog may be realized in different periods from those previously reported due to these factors, as well as project accelerations, or delays due to various reasons, including, but not limited to, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the 2018 transition period or fiscal 2017, 2016, or 2015, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.
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

Employees

We employed approximately 14,365 persons as of January 27, 2018. Our workforce includes a core group of technical and managerial personnel to supervise our projects and fluctuates in size to meet the demands of our customers. We consider our relations with employees to be good and believe our future success will depend, in part, on our continuing ability to attract, hire, and retain skilled and experienced personnel.

Materials and Independent Subcontractors

For a majority of the contract services we perform, our customers provide required materials, while we provide the necessary personnel, tools, and equipment. Because our customers retain the financial and performance risk associated with materials they provide, we do not include associated amounts in our revenues or costs of earned revenues. Under contracts that require us to supply part or all of the required materials, we do not depend upon any one source for materials and do not anticipate experiencing procurement difficulties.

We contract with independent subcontractors to help manage fluctuations in work volumes and to reduce the amount we expend on fixed assets and working capital. These independent subcontractors are typically small, locally owned companies that provide their own employees, vehicles, tools and insurance coverage. There are no individual independent subcontractors that are significant to the Company.

Safety and Risk Management

We are committed to instilling safe work habits through proper training and supervision of our employees and expect adherence to safety practices that ensure a safe work environment. Our subsidiaries’ safety programs require employees to participate both in safety training required by law and training that is specifically relevant to the work they perform. Our safety directors review safety incidents and claims for our operations, examine trends, and implement changes in procedures to address safety issues.

Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of claims as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect the consistency of our operating margins. Our business could be materially and adversely affected if we experience insurance claims in excess of our umbrella coverage limit. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Accrued Insurance Claims, in the Notes to Consolidated Financial Statements in this Transition Report on Form 10-K.

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

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	54	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	63	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	49	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	65	Vice President, General Counsel and Corporate Secretary	June 11, 2005

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

Timothy R. Estes has been the Company’s Executive Vice President and Chief Operating Officer since September 2001. Prior to that, Mr. Estes was the President of Ansco & Associates, LLC, one of the Company’s subsidiaries, from 1997 until 2001 and Vice President from 1994 until 1997.

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

Kimberly Dickens, who has been the Company’s Vice President and Chief Human Resources Officer since May 2014, has announced that she will resign from the Company effective March 31, 2018. Before joining the Company in March 2014, Ms. Dickens was the Vice President, Global Human Resources of Cooper Standard Automotive, Inc. from 2008 to 2013. Prior to this, she held a similar position at Federal Signal Corporation from 2004 to 2008 and spent over fifteen years in a variety of human resources leadership roles at Borg Warner Corporation.

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties, including, but not limited to, the risks and uncertainties described below. You should read the following risk factors carefully in connection with evaluating our business and the forward-looking information contained in this Transition Report on Form 10-K. If any of the risks described below, or elsewhere in this Transition Report on Form 10-K were to occur, our financial condition and results of operations could suffer and the trading price of our common stock could decline. Additionally, if other risks not presently known to us, or that we do not currently believe to be significant, occur or become significant, our financial condition and results of operations could suffer and the trading price of our common stock could decline.

Demand for our services is cyclical and vulnerable to economic downturns affecting the industries we serve. Demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to downturns in the economy and the telecommunications industry. During times of uncertain or slowing economic conditions, our customers often reduce their capital expenditures and defer or cancel pending projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets may reduce the availability of debt or equity financing for our customers causing them to reduce capital spending. Any reduction in capital spending or deferral or cancellation of projects by our existing or prospective customers could reduce demand for, or the timing of, our services, adversely affecting our operations, cash flows, and liquidity. In addition, these conditions make it difficult to estimate our customers’ demand for our services and add uncertainty to the determination of our backlog.

We derive a significant portion of our revenues from master service agreements and other long-term contracts which may be canceled by our customers upon notice, do not guaranty a specific amount of work, or which we may be unable to renew on negotiated terms. During the 2018 transition period, we derived approximately 86.2% of our revenues from master service agreements and other long-term contracts. The majority of these contracts are cancelable by our customers upon notice regardless of whether or not we are in default. In addition, our customers generally have no obligation to assign a specific amount of work to us under these agreements. Consequently, projected expenditures by customers are not assured until a definitive work order is placed with us and the work completed. This makes it difficult to estimate our customers’ demand for our services. Furthermore, our customers generally require competitive bidding of these contracts upon expiration of their terms. We may not be able to renew a contract if our competitors reduce their prices and underbid us in order to procure business, or we could be required to lower the price charged for work under the contract being rebid in order to retain the contract. The loss of work obtained through master service agreements and other long-term contracts or the reduced profitability of such work could adversely affect our results of operations, cash flows, and liquidity.

The telecommunications industry has experienced, and may continue to experience, rapid technological, structural, and competitive changes that could reduce the need for our services and adversely affect our revenues. We generate the majority of our revenues from customers in the telecommunications industry. The telecommunications industry is characterized by rapid technological change, intense competition and changing consumer demands. New technologies, or upgrades to existing technologies by customers, could reduce the need for our services by enabling telecommunications companies to improve their networks without physically upgrading them. New, developing, or existing services could displace the wireline or wireless systems that we install and that our customers use to deliver services to consumers and businesses. Reduced demand for our services or a loss of a significant customer due to technological changes could adversely affect our results of operations, cash flows, and liquidity.

The capital budgets and spending priorities of our customers can change, which may reduce demand for our services. Customer demand for a substantial portion of the services we provide are determined by their annual capital budgets. In addition to budgetary fluctuation due to changes in technology and a slowing or uncertain economy, our customers’ capital budgets can change for other reasons over which we have no control. These reasons include, but are not limited to, reduced consumer demand for our customers’ services, a decision to allocate resources to other areas of their business or changes due at least in part to mergers or acquisition activity. These changes can happen quickly and without advance notice. Such changes could adversely affect our results of operations, cash flows and liquidity.

We derive a significant portion of our revenues from a limited number of customers, and the loss of one or more of these customers through competition from other service providers, industry consolidation or otherwise could adversely affect our revenues and profitability. Our customer base is highly concentrated, with our top five customers in the 2018 transition period and fiscal 2017, 2016, and 2015 accounting for approximately 75.8%, 76.1%, 69.7%, and 61.1% of our total revenues, respectively. Revenues under our contracts with significant customers may vary from period to period depending on the timing or volume of work that those customers order or self-perform the work with their in-house service organizations. Our revenue could significantly decline if we were to lose one or more of our significant customers or if one or more of our customers were to elect to use their own employees to self-perform the work we provide or shift a significant portion of that work to another service provider. Additionally, the telecommunications industry has been characterized by consolidation. In the case of a consolidation, merger or acquisition of an existing customer, the amount of work we receive could be reduced if procurement strategies employed by the surviving entity change from those of the existing customer or the surviving entity chooses to use a different service provider. The loss of work from a significant customer could adversely affect our results of operations, cash flows, and liquidity.

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

Our profitability is based on our delivering services within the estimated costs established when pricing our contracts. We perform a substantial majority of our services under master service agreements and other agreements that contain customer-specified service requirements and have discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. Due to the fixed price nature of the tasks, our profitability could decline if our actual cost to complete each unit exceeds our original estimates. The remainder of our services, representing less than 5% of our contract revenues during the 2018 transition period and fiscal 2017, 2016 and 2015, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. Application of the percentage of completion method of accounting requires the use of estimates of costs to be incurred for the performance of the contract. The cost estimation process is based on the knowledge and experience of our project managers and financial professionals. Due to the fixed price nature of our contracts, any changes in original cost estimates, or the assumptions underpinning such estimates, may result in changes to costs, thereby reducing our profitability. We recognize these changes in the period in which they are determined, potentially resulting in a reduction or elimination of previously recognized earnings.

We have a significant amount of accounts receivable and costs and estimated earnings in excess of billings, which could become uncollectible. We extend credit to our customers as a result of performing work under contract prior to billing for that work. We periodically assess the credit risk of our customers and regularly monitor the timeliness of their payments. However, slowing conditions in the industries we serve, bankruptcies or financial difficulties within the telecommunications sector may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. As of January 27, 2018, we had net accounts receivable of $318.7 million and costs and estimated earnings in excess of billings of $369.5 million. The failure or delay in payment by one or more of our customers could reduce our expected cash flows and adversely affect our liquidity and profitability.

We retain the risk of loss for certain insurance-related liabilities. Within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We are self-insured for the majority of all claims because most claims against us fall below the deductibles under our insurance policies. We estimate and develop our accrual for these claims, including losses incurred but not reported, based on facts, circumstances and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors not known with precision. These factors include the estimated development of claims, the payment pattern of claims incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations. Should the cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur substantial additional unanticipated charges. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 9, Accrued Insurance Claims, in Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K.

Revenues in backlog may be realized in different periods than initially reflected in our backlog, and our backlog is subject to reduction or cancellation. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual obligations with our customers. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of contracts. These estimates are generally based on contract terms and assessments regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short term contracts, we also consider the anticipated scope of the contract and information received from the customer in the procurement process.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Revenue estimates reflected in our backlog can be subject to change due a number of factors, including contract cancellations or changes in the amount of work we estimated to be performed at the time of calculating the backlog amount. In addition, revenue reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations, or delays due to various reasons, including, but not limited to, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. A significant majority of our backlog estimates comprise services under master service agreements and other long term contracts. Our estimates of our customers’ requirements during a particular future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain indicator of future revenues and earnings, or the timing of revenues and earnings.

We may incur impairment charges on goodwill or other intangible assets. We account for goodwill and other intangibles in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). Our goodwill resides in multiple reporting units. We assess goodwill and other indefinite-lived intangible assets for impairment annually in order to determine whether their carrying value exceeds their fair value. In addition, reporting units are tested on an interim basis if an event occurs or circumstances change between annual tests that would more likely than not reduce their fair value below carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized. Any such write-down would adversely affect our results of operations.

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

We may be subject to periodic litigation and regulatory proceedings, including Fair Labor Standards Act and state wage and hour class action lawsuits, which may adversely affect our business and financial performance. From time to time, we are involved in lawsuits and regulatory actions brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage. In addition, we may be subject to class action lawsuits, including those involving allegations of violations of the Fair Labor Standards Act, state wage and hour laws, and misclassification of independent contractors. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify, as plaintiffs may seek recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of these matters through settlement, mediation, or court judgment could have a material impact on our financial condition, results of operations, and cash flows. For a description of current legal proceedings, see Item 3. Legal Proceedings, and Note 18, Commitments and Contingencies, in Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K.

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

We may be unable to secure sufficient independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations to us. We contract with independent subcontractors to help manage fluctuations in work volumes and reduce the amount that we would otherwise expend on fixed assets and working capital. If we are unable to secure independent subcontractors at a reasonable cost or at all, we may be delayed in completing work under a contract or the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. We may incur additional costs in order to correct such shortfalls in the work performed by independent subcontractors. Any of these factors could adversely affect the quality of our service, our ability to perform under certain contracts and our relationship with our customers, which could have an adverse effect on our results of operations, cash flows, and liquidity.

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

Fluctuations in our tax obligations and effective tax rate may cause volatility in our operating results. We are subject to income taxes in those jurisdictions in which we operate. We determine and provide for income taxes based on the tax laws of each of those jurisdictions. Changes in the mix and level of earnings among jurisdictions could materially impact our effective tax rate in a financial statement period. Tax laws and regulations at the federal, state and local level are subject to change, and new or existing tax laws are subject to new and varying interpretations, any of which could have a material adverse effect on our business and financial results. In December 2017 the Tax Cuts and Jobs Act (“Tax Reform”) was enacted, reducing the U.S. Federal corporate income tax rate from 35% to 21%. As a result, we have recorded an income tax benefit of $32.2 million during the 2018 transition period, primarily due to the re-measurement of our net deferred tax liabilities as a result of the lower tax rate. Our interpretations of the provisions of Tax Reform could differ from future interpretations and guidance from the U.S Treasury Department, the IRS and other regulatory agencies, including state taxing authorities in jurisdictions where we operate.

Changes to existing accounting rules can also cause fluctuation in our effective tax rate from period to period. For example, FASB Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which we adopted effective July 30, 2017, the first day of the 2018 transition period, resulted in increased volatility in our income tax provision. See Note 1, Basis of Presentation and Accounting Policies, in Notes to the Consolidated Financial Statements in this Transition Report on Form 10‑K for additional information regarding ASU 2016-09.

We are also subject to tax audits by various taxing authorities. We regularly assess the likely outcomes of audits in order to determine the appropriateness of our tax liabilities. We believe our tax positions are properly supported, although the final timing and resolution of tax examinations are subject to uncertainty as the taxing authorities may disagree with our positions.

Any of the factors described above could cause volatility in our operating results or otherwise impact our financial position, results of operations or cash flows.

Our bank credit facility imposes restrictions that may prevent us from engaging in beneficial transactions. We have a credit agreement with a syndicate of banks, which provides for a $450.0 million revolving facility, $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. As of January 27, 2018, we had $358.1 million outstanding under the term loans and $48.6 million of outstanding letters of credit issued under the credit agreement. We did not have any outstanding borrowings under the revolving facility as of January 27, 2018. The credit agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. In addition, the credit agreement requires us to comply with a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants may prevent us from engaging in transactions that benefit us, including responding to changing business and economic conditions or securing additional financing, if needed. In addition, a default under our credit agreement could result in the acceleration of our obligations under both the credit agreement and the indenture governing our $485.0 million of 0.75% convertible senior notes due September 15, 2021 as a result of cross-acceleration and cross-default provisions.

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

We may incur liabilities or suffer negative financial impact relating to occupational health and safety matters. Our operations are subject to stringent laws and regulations governing workplace safety. Our workers frequently operate heavy machinery and work near high voltage lines, subjecting them and others to potential injury or death. If any of our workers or other persons are injured or killed in the course of our operations, we could be found to have violated relevant safety regulations, resulting in fines or, in extreme cases, criminal sanctions. In addition, if our safety record were to deteriorate substantially over time, customers could decide to cancel our contracts or not award us future business.

Our failure to comply with environmental laws could result in significant liabilities. A significant portion of the work we perform is associated with the underground networks of our customers. We could be subject to potential material liabilities in the event we cause or are responsible for a release of hazardous substances or other environmental damages. Liabilities for contamination or exposure to hazardous materials, or failure to comply with environmental laws and regulations, could result in significant costs including clean-up costs, fines, criminal sanctions for violations, and third-party claims for property damage or personal injury. These costs as well as any direct impact to ongoing operations could adversely affect our results of operations and cash flows. In addition, new laws and regulations, altered enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new clean-up requirements could require us to incur significant costs or create new or increased liabilities that could harm our financial condition and results of operations.

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

Increases in our health care costs could adversely affect our results of operations and cash flows. The costs of employee health care have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. We retain the risk of loss, up to certain limits, under our employee group health care plan. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) have had a significant impact on employers, insurers and others associated with the health care industry, and are expected to continue to increase our employee health care costs. This legislation requires employers like us to offer health care benefits to full-time employees or face potential annual penalties. To avoid the penalties, employers must offer health benefits providing a minimum level of coverage and limit the amount that employees are charged for the coverage. Because of the breadth and complexity of these laws, as well as other health care reform legislation considered by Congress and state legislatures, including the repeal or significant modification of the Health Care Reform Laws, we cannot predict with certainty the future effect of these laws on us. A continued increase in health care costs or additional costs incurred as a result of the repeal or changes to the Health Care Reform Laws or other future health care reform laws imposed by Congress or state legislatures could have a negative impact on our financial position and results of operations.

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

During the fourth quarter of fiscal 2016, one of our subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We are disputing the claim of a withdrawal liability demanded by the Plan as we believe there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected sometime in calendar 2018. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability all such payments will be refunded to the subsidiary.

Failure to protect critical data and technology systems adequately could materially affect our operations. We use our own information technology systems as well as those of business partners to manage our operations, financial reporting and other business processes and also to protect sensitive information maintained in the normal course of business. In November 2017, we determined that certain of our computers systems were subject to unauthorized access. Our investigation determined that only documents containing Company financial information were accessed. Law enforcement authorities were notified and new security enhancements and protocols were implemented. Third-party security breaches, employee error, malfeasance or other irregularities may compromise our measures to protect the information technology systems we use and may result in persons obtaining unauthorized access to our or our customers’ data or accounts. The occurrence of any such event could have a material adverse effect on our business, including through increased operating costs, disruption of operations, harm to reputation and liability under laws and regulations that protect personal data.

The market price of our common stock has been, and may continue to be, highly volatile. During the 2018 transition period, our common stock fluctuated from a low of $76.07 per share to a high of $120.60 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

•fluctuations in our operating results or the operating results of one or more of our competitors;
•announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
•announcements by our customers regarding their capital spending and start-up, deferral or cancellation of projects;
•government regulatory actions and changes in tax laws;
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

Anti-takeover provisions of Florida law and provisions in our articles of incorporation and by-laws could make it more difficult to effect an acquisition of our company or a change in our control. Certain provisions of our articles of incorporation and by-laws could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management. For example, our board of directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to appoint approximately one-third of the directors on our board of directors. In addition, our articles of incorporation authorize our board of directors, without further shareholder approval, to issue up to 1,000,000 shares of preferred stock on such terms and with such rights as our board of directors may determine. The issuance of preferred stock could dilute the voting power of the holders of common stock, including by the grant of voting control to others. Our by-laws also restrict the right of shareholders to call a special meeting of shareholders. Lastly, we are subject to certain anti-takeover provisions of the Florida Business Corporation Act. These anti-takeover provisions could discourage or prevent a change in control.

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

Item 3. Legal Proceedings.

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. CertusView appealed to the Federal Circuit Court the District Court judgment of patent invalidity. On August 11, 2017, the Federal Circuit Court affirmed the District Court’s decision. In October 2017, S&N filed a motion requesting that the District Court make a finding that the suit was an exceptional case and award S&N recovery of $3.8 million in attorney fees. On February 9, 2018, the District Court denied S&N’s motion for an exceptional case finding and any award of attorney fees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”. The following table shows the range of high and low closing sales prices for each quarter within the 2018 transition period and fiscal 2017 and 2016 as reported on the NYSE:

	High	Low
2018 Transition Period:
First Quarter	$90.88	$76.07
Second Quarter	$120.60	$85.58

Fiscal 2017:
First Quarter	$96.76	$72.50
Second Quarter	$92.95	$71.34
Third Quarter	$108.46	$76.85
Fourth Quarter	$108.99	$82.21

Fiscal 2016:
First Quarter	$79.32	$59.38
Second Quarter	$88.91	$61.89
Third Quarter	$68.13	$48.61
Fourth Quarter	$95.94	$66.44

Holders

As of February 28, 2018, there were approximately 500 holders of record of our $0.33 1/3 par value per share common stock.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 27, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2017 - November 25, 2017	—	$—	—	(3)
November 26, 2017 - December 23, 2017	101,484(2)	$110.78	—	(3)
December 24, 2017 - January 27, 2018	24(2)	$111.59	—	(3)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce the Company’s total share repurchase authority.

(3) As of January 27, 2018, $95.2 million remained available for repurchases through August 2018 under the Company’s share repurchase program.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group consisting of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Willbros Group, Inc. for the 2018 transition period and the preceding five fiscal years. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2012. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index, and a Selected Peer Group

___________
*$100 invested on 7/31/12 in stock or index, including reinvestment of dividends.

Copyright © 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with our consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Transition Report on Form 10-K. Fiscal 2017, 2015, 2014, and 2013 each consisted of 52 weeks of operations. Fiscal 2016 consisted of 53 weeks of operations. The results of operations of businesses acquired are included in the following selected financial data from their dates of acquisition (dollars in thousands, except per share amounts):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018(1)	July 29, 2017(5)	July 30, 2016(6)	July 25, 2015(7)	July 26, 2014	July 27, 2013
Operating Data:
Revenues	$1,411,348	$3,066,880	$2,672,542	$2,022,312	$1,811,593	$1,608,612
Net income	$68,835	$157,217	$128,740	$84,324	$39,978	$35,188
Earnings Per Common Share:
Basic	$2.22	$5.01	$3.98	$2.48	$1.18	$1.07
Diluted(2)	$2.15	$4.92	$3.89	$2.41	$1.15	$1.04
Balance Sheet Data (at end of period):
Total assets(3)	$1,840,956	$1,899,307	$1,719,716	$1,353,936	$1,206,718	$1,147,927
Long-term liabilities(1)(3)	$856,348	$909,186	$839,802	$620,026	$525,252	$519,751
Stockholders’ equity(4)	$724,996	$671,583	$557,287	$507,200	$484,934	$428,361

(1) The 2018 transition period includes an income tax benefit associated with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) of approximately $32.2 million. This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. The 2018 transition period also includes an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards as a result of the application of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements in this Transition Report on Form 10-K for additional information regarding these tax benefits.

(2) Diluted shares used in computing diluted earnings per common share for the 2018 transition period increased by approximately 177,575 shares as a result of the adoption of ASU 2016-09. Additionally, diluted shares used in computing diluted earnings per common share for the 2018 transition period increased by 217,394 shares resulting from the embedded convertible feature in our 0.75% convertible senior notes due September 2021 (the “Notes”). See Note 2, Computation of Earnings per Common Share, in the Notes to Consolidated Financial Statements in this Transition Report on Form 10-K for additional information regarding these dilutive effects.

(3) Balance sheet data presented for the 2018 transition period reflects the adoption of Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), under which deferred tax liabilities are presented net of deferred tax assets. No prior periods have been retrospectively adjusted for the adoption of ASU 2015-17. Additionally, balance sheet data presented for periods prior to fiscal 2016 reflects the retrospective adoption of Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, under which certain debt issuance costs are now presented as a contra-liability of the corresponding long-term debt rather than as other non-current assets. As a result, both total assets and long-term liabilities were reduced by $4.9 million, $5.6 million, and $6.3 million as of July 25, 2015, July 24, 2014, and July 27, 2013, respectively.

(4) We repurchased shares of our common stock as follows:

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015	July 26, 2014	July 27, 2013
Shares	200,000	713,006	2,511,578	1,669,924	360,900	1,047,000
Amount paid (dollars in millions)	$16.9	$62.9	$170.0	$87.1	$10.0	$15.2
Average price per share	$84.38	$88.23	$67.69	$52.19	$27.71	$14.52

(5) During fiscal 2017, we entered into a $35.0 million incremental term loan facility, thereby increasing the aggregate term loan facilities to $385.0 million.

(6) During fiscal 2016 we issued $485.0 million principal amount of Notes in a private placement. A portion of the proceeds were used to fund the full redemption of our aggregate principal amount of $277.5 million of 7.125% senior subordinated notes. In connection with the offering of the Notes, we entered into convertible note hedge transactions at a cost of approximately $115.8 million. In addition, we entered into separately negotiated warrant transactions resulting in proceeds of approximately $74.7 million. We also amended our credit agreement to establish an additional term loan in the aggregate principal amount of $200.0 million, thereby increasing the aggregate term loan facilities to $350.0 million. See Note 11, Debt, in Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K for additional information regarding our debt transactions.

(7) During fiscal 2015, we amended our existing credit agreement to extend its maturity date to April 24, 2020 and, among other things, increase the maximum revolver commitment from $275.0 million to $450.0 million, and increase the term loan facility to $150.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as Part I, Item 1. Business, and Part II, Item 1A. Risk Factors, of this Transition Report on Form 10-K.

Introduction

We are a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiaries provide program management, engineering, construction, maintenance and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We provide the labor, tools and equipment necessary to design, engineer, locate, maintain, expand, install and upgrade the telecommunications infrastructure of our customers.

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

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber to the home to enable video offerings and 1 gigabit high-speed connections. Cable operators continue to increase the speeds of their services to residential customers and to deploy fiber to business customers. These deployments are often in anticipation of the customer sales process as confidence and the number of existing customers continue to increase. Fiber deep deployments to expand capacity as well as new build opportunities and overall capital expenditures are increasing.

Significant demand for wireless broadband is driven by the proliferation of smartphones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers are upgrading their networks and contemplating next generation mobile solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. These initiatives present long-term opportunities for us with the wireless service providers we serve. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites and small cells. In addition, emerging wireless technologies are driving significant wireline deployments. A complementary wireline investment cycle is underway to facilitate the deployment of fully converged wireless/wireline networks. The industry effort required to deploy these converged networks is driving demand for the type of services we provide. Wireless construction activity and support of expanded coverage and capacity is poised to accelerate through the deployment of enhanced macro cells and new small cells. These trends are driving demand for the type of services we provide.

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

The cyclical nature of the industry we serve may affect demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our revenues and results of operations. The business requirements of our customers may affect their capital expenditures and maintenance budgets. Factors affecting our customers include, but are not limited to, demands of their consumers, the introduction of new communications technologies, the physical maintenance needs of their infrastructure, the actions of our government and the FCC, overall economic conditions, and merger or acquisition activity. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in revenues and results of operations.

Fiscal Year

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligns our fiscal year with the planning cycles of our customers. Year-over-year quarterly financial data continues to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in our historical financial statements.

This Transition Report on Form 10-K covers the six month transition period of July 30, 2017 through January 27, 2018 (the “2018 transition period”). After the 2018 transition period, each fiscal year will end on the last Saturday in January and consist of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). We refer to the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”, the period beginning July 26, 2015 and ending July 30, 2016 as “fiscal 2016”, and the period beginning July 27, 2014 and ending July 25, 2015 as “fiscal 2015”. References herein to the six months ended January 28, 2017 represent the comparative prior year six month period from July 31, 2016 to January 28, 2017. The results for the six months ended January 28, 2017 are unaudited. Fiscal 2017 and 2015 each consisted of 52 weeks of operations and fiscal 2016 consisted of 53 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 75.8%, 76.1%, 69.7%, and 61.1% of our total contract revenues during the 2018 transition period and fiscal 2017, 2016, and 2015, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the 2018 transition period or fiscal 2017, 2016, or 2015:

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Comcast Corporation	21.6%	17.7%	13.6%	12.9%
AT&T Inc.	20.6%	26.3%	24.4%	20.8%
CenturyLink, Inc.(1)	17.5%	18.2%	14.7%	14.5%
Verizon Communications Inc.(2)	12.0%	9.2%	11.2%	7.7%
Charter Communications, Inc.(3)	4.2%	3.9%	6.1%	8.5%
Windstream Corporation	3.8%	5.4%	5.7%	4.7%

(1) For comparison purposes, revenues from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

(2) For comparison purposes, revenues from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

(3) For comparison purposes, revenues from Charter Communications, Inc., Time Warner Cable Inc., and Bright House Networks, LLC have been combined for periods prior to their May 2016 merger.

In addition, another customer contributed 1.3%, 3.6%, 6.2%, and 5.6% to our total revenue during the 2018 transition period and fiscal 2017, 2016, and 2015, respectively.

We perform a substantial majority of our services under master service agreements and other agreements that contain customer-specified service requirements and have discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often a number of exceptions, including the customer’s ability to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. Revenues from multi-year master service agreements were approximately 67.3%, 64.6%, 61.4%, and 65.2% of total contract revenues during the 2018 transition period and fiscal 2017, 2016, and 2015, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms generally three to four months in duration) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion. Revenues from long-term contracts were 18.9%, 22.4%, 19.6%, and 14.7% during the 2018 transition period and fiscal 2017, 2016, and 2015, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2017. During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwestern regions of the United States. This acquisition expands our geographic presence within our existing customer base.

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

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. As of January 27, 2018, $10.0 million remains in escrow pending resolution of certain post-closing indemnification claims.

Fiscal 2015. During September 2014, we acquired Hewitt Power & Communications, Inc. (“Hewitt”) for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During January 2015, we acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During April 2015, we acquired Moll’s Utility Services, LLC (“Moll’s”) for $6.5 million, net of cash acquired. Moll’s provides specialty contracting services primarily for utilities in the Midwestern United States. We also acquired the assets of Venture Communications Group, LLC (“Venture”) for $15.6 million during June 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

The results of these businesses acquired are included in the consolidated financial statements from their respective dates of acquisition. The purchase price allocations of each of the 2016 and 2015 acquisitions were completed within the 12-month measurement period from the dates of acquisition. The purchase price allocation of Texstar was completed during the second quarter of the 2018 transition period. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments are determined and were not material during the 2018 transition period or fiscal 2017, 2016, or 2015.

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and profitability, and should be read in conjunction with Critical Accounting Policies and Estimates below, as well as Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K.

Revenues. We perform a substantial majority of our services under master service agreements and other agreements that contain customer-specified service requirements and have discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting as more fully described within Critical Accounting Policies and Estimates below.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes non-cash amortization of our convertible senior notes debt discount and amortization of debt issuance costs. See Note 11, Debt, in the Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K for information on the non-cash amortization of the debt discount and debt issuance costs.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program in which we began participating during fiscal 2016.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates.

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

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our consolidated financial statements. The Notes to Consolidated Financial Statements in this

Transition Report on Form 10-K contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition. We perform a substantial majority of our services under master service agreements and other agreements that contain customer-specified service requirements and have discrete pricing for individual tasks. We recognize revenue under these arrangements based on units-of-delivery as each unit is completed. The remainder of our services, representing less than 5% of our contract revenues during the 2018 transition period and fiscal 2017, 2016 and 2015, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of completion, we accrue the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the 2018 transition period and each of fiscal 2017, 2016, and 2015, there was no material impact to our results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the 2018 transition period or fiscal 2017, 2016, or 2015. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions. Amounts for total accrued insurance claims and insurance recoveries/receivables is as follows (dollars in millions):

	January 27, 2018	July 29, 2017	July 30, 2016
Accrued insurance claims - current	$53,890	$39,909	$36,844
Accrued insurance claims - non-current	59,385	62,007	52,835
Total accrued insurance claims	$113,275	$101,916	$89,679

Insurance recoveries/receivables:
Current (included in Other current assets)	$13,701	$—	$—
Non-current (included in Other assets)	6,722	9,243	5,714
Total insurance recoveries/receivables	$20,423	$9,243	$5,714

The liability for total accrued insurance claims included incurred but not reported losses of approximately $53.3 million, $50.0 million, and $45.0 million as of January 27, 2018, July 29, 2017, and July 30, 2016, respectively.

We estimate the liability for claims based on facts, circumstances, and historical experience. Even though they will not be paid until sometime in the future, recorded loss reserves are not discounted. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the magnitude and quantity of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

With regard to losses occurring in fiscal 2015 through the 2018 transition period, we retain the risk of loss of up to $1.0 million on a per-occurrence basis for automobile liability, general liability, and workers’ compensation. We have maintained this same level of retention for the twelve month policy period ending January 31, 2019. These retention amounts are applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims was $67.1 million for the six month policy period ending January 31, 2018, $103.7 million for fiscal 2017, and $84.6 million for fiscal 2016.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar years 2018, 2017, and 2016, we retain the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount. With regard to losses occurring in calendar year 2015, we retained the risk of loss up to the first $250,000 of claims per participant, as well as an annual aggregate amount.

Stock-Based Compensation. We have stock-based compensation plans under which we grant stock-based awards, including stock options, restricted share units, and performance-based restricted share units to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests. Our policy is to issue new shares to satisfy equity awards under our stock-based compensation plans. We have outstanding stock-based awards under our 2003 Long-Term Incentive Plan, 2007 Non-Employee Directors Equity Plan, 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan.

During the 2018 transition period, our shareholders approved the 2017 Non-Employee Directors Equity Plan which replaced the 2007 Non-Employee Directors Equity Plan and authorized 140,000 shares of common stock for equity awards to non-employee directors. In addition, our shareholders approved an amendment to the 2012 Long-Term Incentive Plan to, among other things, increase the number of shares available for issuance by 865,000. As of January 27, 2018, the total number of shares available for grant under the Plans was 1,446,377.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and our performance, as measured by criteria set forth in performance-based awards. This expense is included in general and administrative expenses in the consolidated statements of operations and the amount of expense ultimately recognized depends on the number of awards that actually vest. For performance-based restricted share units (“Performance RSUs”), we evaluate compensation expense quarterly and recognize expense for performance-based awards only if we determine it is probable that the performance criteria for the awards will be met. In a period we determine it is no longer probable that we will achieve certain performance criteria for the awards, we reverse the stock-based compensation expense that we had previously recognized associated with the portion of Performance RSUs that are no longer expected to vest. Accordingly, stock-based compensation expense may vary from period to period.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. Stock options generally vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of time-based restricted share units (“RSUs”) and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. Each RSU and Performance RSU is settled in one share of our common stock upon vesting. RSUs vest ratably over a period of four years. Performance RSUs vest over a period of three years from the date of grant if certain performance measures are achieved. The performance criteria for target awards are based on our operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our operating cash flow level for the applicable performance period. Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. The three-year performance goals required to earn supplemental awards are more difficult to achieve than those required to earn annual target awards and are based on our three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our three-year cumulative operating cash flow level (adjusted for certain amounts).

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. During the six months ended January 27, 2018, we recognized an income tax benefit of approximately $32.2 million associated with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. Additionally, we recognized an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards in accordance with ASU 2016-09.

In addition to the impacts described above, fluctuations in our effective income tax rate were also attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, and production-related tax deductions recognized in relation to our pre-tax results during the periods. See Note 12, Income Taxes, in the Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K for further information.

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

Goodwill and Intangible Assets. We account for goodwill and other intangibles in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”). Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

We have historically completed our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in our fiscal year end, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this will be the first day of our fourth fiscal quarter. For the six month transition period ended January 27, 2018, the assessment was performed as of October 29, 2017, which is approximately six months earlier than in previous years. The change in the annual goodwill impairment assessment date is deemed a change in accounting principle, which we believe to be preferable as the change was made to better align the annual goodwill impairment test with the change in our annual planning and budgeting process related to the new fiscal year end. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge and had no effect on the consolidated financial statements, including any cumulative effect on retained earnings.

We performed our annual impairment assessment for the 2018 transition period and each of fiscal 2017, 2016, and 2015 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In the 2018 transition period and each of fiscal 2017, 2016, and 2015, qualitative assessments were performed on reporting units that comprise a substantial portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350 in the 2018 transition period and each of fiscal 2017, 2016, and 2015. When performing the quantitative analysis, the Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value.

In fiscal 2017, we performed the first step of the quantitative analysis on our indefinite-lived intangible asset. In the 2018 transition period, fiscal 2016, and fiscal 2015, qualitative assessments were performed on our indefinite-lived intangible asset.

The table below outlines certain assumptions used in our quantitative impairment analyses for the 2018 transition period and fiscal 2017, 2016, and 2015:

	2018	2017	2016	2015
Terminal Growth Rate	2.5% - 3.0%	2.0% - 3.0%	2.0% - 3.0%	1.5% - 2.5%
Discount Rate	11.0%	11.0%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate for the 2018 transition period was consistent with the rate used for fiscal 2017. The slight decrease in discount rates for fiscal 2017 from fiscal 2016 is a result of reduced risk in industry conditions. The changes in these inputs for fiscal 2016 from fiscal 2015 had offsetting impacts and the discount rate remained at 11.5%. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and within our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were substantially in excess of their carrying values in the 2018 transition period assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the 2018 transition period impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of January 27, 2018, we believe the goodwill and the indefinite-lived intangible asset are recoverable for all of the reporting units and that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Certain of our reporting units also have other intangible assets, including customer relationships, trade names, and non-compete intangibles. As of January 27, 2018, we believe that the carrying amounts of these intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber to the home to enable video offerings and 1 gigabit high-speed connections. Cable operators continue to increase the speeds of their services to residential customers and to deploy fiber to business customers. These deployments are often in anticipation of the customer sales process as confidence and the number of existing customers continue to increase. Fiber deep deployments to expand capacity, as well as new build opportunities and overall capital expenditures are increasing.

Significant demand for wireless broadband is driven by the proliferation of smartphones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers are upgrading their networks and contemplating next generation mobile solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. These initiatives present long-term opportunities for us with the wireless service providers we serve. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to cellular sites and small cells. In addition, emerging wireless technologies are driving significant wireline deployments. A complementary wireline investment cycle is underway to facilitate the deployment of fully converged wireless/wireline networks. The industry effort required to deploy these converged networks is driving demand for the type of services we provide. Wireless construction activity and support of expanded coverage and capacity is poised to accelerate through the deployment of enhanced macro cells and new small cells. These trends are driving demand for the type of services we provide.

Consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated. As a result of merger activity, a significant customer has committed to the FCC to expand and increase broadband network capabilities. These customer activities may further create a competitive response driving long-term demand for our services.

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

Six Months Ended January 27, 2018 Compared to Six Months Ended January 28, 2017

The following table sets forth our consolidated statements of operations for the six months ended January 27, 2018 and January 28, 2017 and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	For the Six Months Ended
	January 27, 2018		January 28, 2017
			(Unaudited)
Revenues	$1,411.3	100.0%	$1,500.4	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	1,141.5	80.9	1,176.4	78.4
General and administrative	124.9	8.9	118.4	7.9
Depreciation and amortization	85.1	6.0	70.3	4.7
Total	1,351.5	95.8	1,365.0	91.0
Interest expense, net	(19.6)	(1.4)	(18.2)	(1.2)
Other income, net	6.2	0.4	1.9	0.1
Income before income taxes	46.6	3.3	119.0	7.9
(Benefit) provision for income taxes	(22.3)	(1.6)	44.3	3.0
Net income	$68.8	4.9%	$74.7	5.0%

Revenues. Revenues were $1.411 billion during the six months ended January 27, 2018, compared to $1.500 billion during the six months ended January 28, 2017. During the six months ended January 27, 2018, revenues of $17.0 million were generated by a business acquired during the third quarter of fiscal 2017. Additionally, the Company earned approximately $35.1 million of revenues from storm restoration services during the six months ended January 27, 2018.

Excluding amounts generated by a business acquired during the third quarter of fiscal 2017 and storm restoration services, revenues decreased by approximately $141.1 million during the six months ended January 27, 2018 as compared to the six months ended January 28, 2017. Revenues decreased by approximately $153.3 million as a result of moderation by a large telecommunications customer during the six months ended January 27, 2018. Revenues also decreased by approximately $50.3 million for services performed on a customer’s fiber network and by approximately $35.7 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these declines, revenues increased by approximately $42.5 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Revenues also increased by approximately $30.5 million for a large telecommunications customer primarily related to services performed resulting from new awards. All other customers had net increases in revenues of $25.2 million on a combined basis during the six months ended January 27, 2018 as compared to the six months ended January 28, 2017.

The percentage of our revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 91.0%, 6.3%, and 2.7%, respectively, for the six months ended January 27, 2018, compared to 92.1%, 5.2%, and 2.7%, respectively, for the six months ended January 28, 2017.

Costs of Earned Revenues. Costs of earned revenues decreased to $1.141 billion, or 80.9% of contract revenues, during the six months ended January 27, 2018, compared to $1.176 billion, or 78.4% of contract revenues, during the six months ended January 28, 2017. The primary components of the decrease were a $34.0 million aggregate decrease in direct labor and subcontractor costs and a $14.1 million decrease in direct material costs, primarily due to a lower level of operations. Partially offsetting these decreases, equipment maintenance and fuel costs combined increased $4.8 million and other direct costs increased $8.4 million.

Costs of earned revenues as a percentage of contract revenues increased 2.5% during the six months ended January 27, 2018, compared to the six months ended January 28, 2017. As a percentage of contract revenues, labor and subcontracted labor costs increased 1.3% during the six months ended January 27, 2018. The increase in labor and subcontracted labor costs as a percentage of contract revenues primarily resulted from costs incurred as the scale of our operations expanded and from widespread adverse weather which reduced the number of available workdays and negatively impacted productivity and margins during the fiscal quarter ended January 27, 2018. Equipment maintenance and fuel costs combined increased 0.6% as a percentage of contract revenues from under absorption of equipment costs and increased fuel costs relative to the mix of work. Additionally, direct material costs and other direct costs increased 0.5% as a percentage of contract revenues, on a combined basis, reflecting lower operating leverage and the impact of costs associated with the initiation of customer programs, including permitting costs.

General and Administrative Expenses. General and administrative expenses increased to $124.9 million, or 8.9% of contract revenues, during the six months ended January 27, 2018, compared to $118.4 million, or 7.9% of contract revenues, during the six months ended January 28, 2017. The increase in total general and administrative expenses during the six months ended January 27, 2018 primarily resulted from increased payroll and stock-based compensation costs, higher professional fees related to the change in fiscal year, increased software license and maintenance fees, and the costs of a business acquired in the third quarter of fiscal 2017. The increase in total general and administrative expenses as a percentage of contract revenues reflects lower absorption of certain office and support costs in relation to lower revenues during the six months ended January 27, 2018.

Depreciation and Amortization. Depreciation expense was $73.0 million, or 5.2% of contract revenues, during the six months ended January 27, 2018, compared to $58.0 million, or 3.9% of contract revenues, during the six months ended January 28, 2017. The increase in depreciation expense during the six months ended January 27, 2018 is primarily due to the addition of fixed assets during fiscal 2017 and the 2018 transition period that support our expanded in-house workforce and the normal replacement cycle of fleet assets. Amortization expense was $12.1 million and $12.3 million during the six months ended January 27, 2018 and January 28, 2017, respectively.

Interest Expense, Net. Interest expense, net was $19.6 million and $18.2 million during the six months ended January 27, 2018 and January 28, 2017, respectively. Interest expense includes approximately $9.2 million and $8.7 million for the non-cash amortization of debt discount associated with our convertible senior notes during the six months ended January 27, 2018 and January 28, 2017, respectively. Excluding this amortization, interest expense, net increased to $10.4 million during the six months ended January 27, 2018 from $9.6 million during the six months ended January 28, 2017 as a result of a higher interest rate environment during the current period.

Other Income, Net. Other income, net was $6.2 million and $1.9 million during the six months ended January 27, 2018 and January 28, 2017, respectively. The increase in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during the six months ended January 27, 2018, compared to the six months ended January 28, 2017. Gain on sale of fixed assets was $7.2 million during the six months ended January 27, 2018, compared to $3.2 million during the six months ended January 28, 2017. Partially offsetting this increase, other income, net also reflects approximately $1.4 million and $1.5 million of discount fee expense during the six months ended January 27, 2018 and January 28, 2017, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax (benefit) provision and effective income tax rate for the six months ended January 27, 2018 and January 28, 2017 (dollars in millions):

	Six Months Ended
	January 27, 2018	January 28, 2017
Income tax (benefit) provision	$(22.3)	$44.3
Effective income tax rate	(47.9)%	37.2%

During the six months ended January 27, 2018, we recognized an income tax benefit of approximately $32.2 million associated with Tax Reform. This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. Additionally, we recognized an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards in accordance with ASU 2016-09 during the six months ended January 27, 2018. See Note 12, Income Taxes, in the Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K for further information.

In addition to the impacts described above, fluctuations in our effective income tax rate were also attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, and production-related tax deductions recognized in relation to our pre-tax results during the periods. We had total unrecognized tax benefits of approximately $3.3 million as of January 27, 2018 which would reduce our effective tax rate during future periods if it is determined these unrecognized tax benefits are realizable.

Net Income. Net income was $68.8 million for the six months ended January 27, 2018, compared to $74.7 million for the six months ended January 28, 2017.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $157.2 million, or 11.1% of contract revenues, for the six months ended January 27, 2018, compared to $215.4 million, or 14.4% of contract revenues, for the six months ended January 28, 2017. See Non-GAAP Measure below for further information regarding Non-GAAP Adjusted EBITDA.

Year Ended July 29, 2017 Compared to Year Ended July 30, 2016

The following table sets forth our consolidated statements of operations for the fiscal years ended July 29, 2017 and July 30, 2016 and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	For the Fiscal Year Ended
	July 29, 2017		July 30, 2016
Revenues	$3,066.9	100.0%	$2,672.5	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	2,404.7	78.4	2,083.6	78.0
General and administrative	239.2	7.8	217.1	8.1
Depreciation and amortization	147.9	4.8	124.9	4.7
Total	2,791.9	91.0	2,425.7	90.8
Interest expense, net	(37.4)	(1.2)	(34.7)	(1.3)
Loss on debt extinguishment	—	—	(16.3)	(0.6)
Other income, net	12.8	0.4	10.4	0.4
Income before income taxes	250.4	8.2	206.3	7.7
Provision for income taxes	93.2	3.0	77.6	2.9
Net income	$157.2	5.1%	$128.7	4.8%

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

The percentage of our revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 91.9%, 5.5%, and 2.7%, respectively, for fiscal 2017, compared to 90.7%, 5.9%, and 3.4%, respectively, for fiscal 2016.

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

Loss on Debt Extinguishment. In connection with the redemption of our 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the first quarter of fiscal 2016. See Note 11, Debt, in Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K for additional information regarding the Company’s debt transactions.

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

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, certain dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. The decrease in our effective income tax rate during fiscal 2017, as compared to fiscal 2016, is primarily due to increased production-related tax deductions recognized in relation to higher pre-tax results in fiscal 2017 and a lesser impact of non-deductible items. We had total unrecognized tax benefits of approximately $3.1 million and $2.4 million as of July 29, 2017 and July 30, 2016, respectively, which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $157.2 million for fiscal 2017, compared to $128.7 million for fiscal 2016.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $441.6 million, or 14.4% of contract revenues, for fiscal 2017, compared to $390.0 million, or 14.6% of contract revenues, for fiscal 2016. See Non-GAAP Measure below for further information regarding Non-GAAP Adjusted EBITDA.

Year Ended July 30, 2016 Compared to Year Ended July 25, 2015

The following table sets forth our consolidated statements of operations for the fiscal years ended July 30, 2016 and July 25, 2015 and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	For the Fiscal Year Ended
	July 30, 2016		July 25, 2015
Revenues	$2,672.5	100.0%	$2,022.3	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	2,083.6	78.0	1,593.3	78.8
General and administrative	217.1	8.1	178.7	8.8
Depreciation and amortization	124.9	4.7	96.0	4.7
Total	2,425.7	90.8	1,868.0	92.4
Interest expense, net	(34.7)	(1.3)	(27.0)	(1.3)
Loss on debt extinguishment	(16.3)	(0.6)	—	—
Other income, net	10.4	0.4	8.3	0.4
Income before income taxes	206.3	7.7	135.6	6.7
Provision for income taxes	77.6	2.9	51.3	2.5
Net income	$128.7	4.8%	$84.3	4.2%

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

The percentage of our revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 90.7%, 5.9%, and 3.4%, respectively, for fiscal 2016, compared to 90.0%, 6.2%, and 3.8%, respectively, for fiscal 2015.

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

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $390.0 million, or 14.6% of contract revenues, for fiscal 2016, compared to $265.5 million, or 13.1% of contract revenues, for fiscal 2015. See Non-GAAP Measure below for further information regarding Non-GAAP Adjusted EBITDA.

Non-GAAP Measure

Adjusted EBITDA is a Non-GAAP measure, as defined by Regulation G of the Securities and Exchange Commission. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, gain on sale of fixed assets, stock-based compensation expense, loss on debt extinguishment, and certain non-recurring items. Management believes Adjusted EBITDA is a helpful measure for comparing the Company’s operating performance with prior periods as well as with the performance of other companies with different capital structures or tax rates. The following table provides a reconciliation of net income to Non-GAAP Adjusted EBITDA (dollars in thousands):

	For the Six Months Ended		For the Fiscal Year Ended
	January 27, 2018	January 28, 2017	July 29, 2017	July 30, 2016	July 25, 2015
Net income	$68,835	$74,713	$157,217	$128,740	$84,324
Interest expense, net	19,560	18,248	37,364	34,720	27,025
(Benefit) provision for income taxes	(22,285)	44,332	93,208	77,587	51,260
Depreciation and amortization expense	85,053	70,252	147,906	124,940	96,044
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	151,163	207,545	435,695	365,987	258,653
Gain on sale of fixed assets	(7,217)	(3,172)	(14,866)	(9,806)	(7,110)
Stock-based compensation expense	13,277	11,015	20,805	16,850	13,923
Loss on debt extinguishment	—	—	—	16,260	—
Acquisition transaction related costs	—	—	—	715	—
Adjusted EBITDA	$157,223	$215,388	$441,634	$390,006	$265,466

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. Cash and equivalents primarily include balances on deposit with banks and totaled $84.0 million as of January 27, 2018, compared to $38.6 million as of July 29, 2017 and $33.8 million as of July 30, 2016. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $671.6 million as of January 27, 2018, compared to $641.6 million as of July 29, 2017 and $541.7 million as of July 30, 2016.

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

We expect capital expenditures, net of disposals, to range from $190.0 million to $200.0 million during fiscal 2019, which is the twelve months ending January 26, 2019, to support growth opportunities and the replacement of certain fleet assets. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement, and cash on hand.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our convertible senior notes and outstanding term loan facilities and revolver borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next twelve months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay credit agreement borrowings, or repurchase or convert our convertible senior notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for the six months ended January 27, 2018 and the fiscal years ended July 29, 2017, July 30, 2016, and July 25, 2015 (dollars in millions):

	For the Six Months Ended	For the Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Net cash flows:
Provided by operating activities	$160.5	$256.4	$261.5	$141.9
Used in investing activities	$(76.8)	$(209.1)	$(333.1)	$(130.1)
(Used in) Provided by financing activities	$(38.3)	$(42.5)	$84.1	$(11.2)

Cash Provided by Operating Activities. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt expense.

During the six months ended January 27, 2018, net cash provided by operating activities was $160.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $9.1 million of operating cash flow during the six months ended January 27, 2018. Working capital changes that provided operating cash flow during the six months ended January 27, 2018 included decreases in accounts receivable and net costs and estimated earnings in excess of billings of $51.0 million and $17.0 million, respectively. Additionally, net decreases in other current and non-current assets combined provided $1.6 million of operating cash flow during the six months ended January 27, 2018. Working capital changes that used operating cash flow during the six months ended January 27, 2018 included decreases in accrued liabilities and accounts payable of $32.1 million and $21.5 million, respectively, primarily resulting from amounts paid for annual incentive compensation during October 2017 and timing of other payments. In addition, a net increase in income tax receivable used $6.7 million of operating cash flow during the six months ended January 27, 2018 primarily as a result of the timing of estimated tax payments.

Our days sales outstanding (“DSO”) for accounts receivable is calculated based on the ending accounts receivable divided by the average daily revenue for the most recently completed quarter. Contract payment terms vary by customer and primarily range from 30 to 90 days after invoicing. Our DSO for accounts receivable was 44 days as of January 27, 2018, compared to 40 days as of January 28, 2017. Our DSO for costs and estimated earnings in excess of billings (“CIEB”) was 50 days and 49 days as of January 27, 2018 and January 28, 2017, respectively.

Our CIEB balances are maintained at a detailed task-specific level or project level and are evaluated regularly for realizability. These amounts are invoiced in the normal course of business according to contract terms that consider the completion of specific tasks and the passage of time. Project delays for commercial issues such as permitting, engineering changes, incremental documentation requirements, or difficult job site conditions can extend the time needed to complete certain work orders, which may delay invoicing to the customer for work performed. We were not experiencing any material project delays or other circumstances that would impact the realizability of the CIEB balance as of January 27, 2018 or July 29, 2017. Additionally, there were no material amounts of CIEB related to claims or unapproved change orders as of January 27, 2018 or July 29, 2017. As of January 27, 2018, we believe that none of our significant customers were experiencing financial difficulties that would impact the realizability of our CIEB or the collectability of our trade accounts receivable.
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

Our DSO for accounts receivable was 43 days as of July 29, 2017, compared to 41 days as of July 30, 2016. Our DSO for CIEB was 44 days as of both July 29, 2017 and July 30, 2016, respectively.

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

Cash Used in Investing Activities. Net cash used in investing activities was $76.8 million during the six months ended January 27, 2018. During the six months ended January 27, 2018, capital expenditures of $87.8 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $11.8 million. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.7 million during the six months ended January 27, 2018.
Net cash used in investing activities was $209.1 million during fiscal 2017. During fiscal 2017, capital expenditures of $201.2 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $16.0 million. During the third quarter of fiscal 2017, we paid $26.1 million for the acquisition of Texstar, net of cash acquired. We received $1.8 million in proceeds during the second quarter of fiscal 2017 for working capital adjustments related to the Goodman acquisition. Other investing activities provided approximately $0.3 million of cash flow during fiscal 2017.
Net cash used in investing activities was $333.1 million during fiscal 2016. During fiscal 2016, we paid $157.2 million in connection with acquisitions during the year. Capital expenditures of $186.0 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $10.5 million during fiscal 2016. Restricted cash, primarily related to funding provisions of our insurance program, increased approximately $0.5 million during fiscal 2016.

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

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $38.3 million during the six months ended January 27, 2018. During the six months ended January 27, 2018, we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $84.38 per share, for $16.9 million. We also made principal payments of $9.6 million on our term loan facilities. Additionally, we withheld shares and paid $12.6 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended January 27, 2018. Partially offsetting these uses, we received $0.7 million from the exercise of stock options during the six months ended January 27, 2018.

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

Compliance with Credit Agreement. We are party to a credit agreement with various lenders, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, April 24, 2015, and September 9, 2015), that matures on April 24, 2020. The credit agreement provides for a $450.0 million revolving facility and $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit.

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

The weighted average interest rates and fees for balances under the credit agreement as of January 27, 2018, July 29, 2017, and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	January 27, 2018	July 29, 2017	July 30, 2016
Borrowings - Term loan facilities	3.30%	2.98%	2.49%
Borrowings - Revolving facility(1)	—%	—%	—%
Standby Letters of Credit	1.75%	1.75%	2.00%
Unused Revolver Commitment	0.35%	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 27, 2018, July 29, 2017, or July 30, 2016.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio as specified in the credit agreement in connection with permitted acquisitions. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 27, 2018, July 29, 2017, and July 30, 2016, we were in compliance with the financial covenants of our credit agreement and had borrowing availability in the revolving facility of $401.4 million, $401.3 million, and $392.4 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 27, 2018 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$485,000	$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	26,469	331,594	—	—	358,063
Fixed interest payments on long-term debt(1)	3,638	7,275	3,637	—	14,550
Operating lease obligations	24,955	26,776	9,143	3,756	64,630
Employment agreements	12,657	4,788	464	—	17,909
Purchase and other contractual obligations(2)	19,995	—	—	—	19,995
Total	$87,714	$370,433	$498,244	$3,756	$960,147

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of January 27, 2018 consisted of $358.1 million outstanding under our term loan facilities.

(2) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of January 27, 2018, purchase and other contractual obligations includes approximately $20.0 million for issued orders with delivery dates scheduled to occur over the next twelve months. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 27, 2018. See Note 14, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K for additional information regarding obligations under multi-employer defined pension plans.

Our consolidated balance sheet as of January 27, 2018 includes a long-term liability of approximately $59.4 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $3.3 million, $3.1 million, and $2.4 million as of January 27, 2018, July 29, 2017, and July 30, 2016, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 27, 2018, July 29, 2017, and July 30, 2016 we had $118.1 million, $118.2 million, and $165.8 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $30.5 million as of January 27, 2018. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. As of January 27, 2018, July 29, 2017, and July 30, 2016 we had $48.6 million, $48.7 million, and $57.6 million, respectively, outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.847 billion, $6.016 billion, and $6.031 billion at January 27, 2018, July 29, 2017, and July 30, 2016, respectively. We expect to complete 52.1% of the January 27, 2018 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of contracts. These estimates are generally based on contract terms and assessments regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short term contracts, we also consider the anticipated scope of the contract and information received from the customer in the procurement process. A significant majority of our backlog estimates comprise services under master service agreements and other long term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Revenue estimates reflected in our backlog can be subject to change due a number of factors, including contract cancellations or changes in the amount of work we estimated to be performed at the time of calculating the backlog amount. In addition, revenue reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations, or delays due to various reasons, including, but not limited to, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the 2018 transition period or fiscal 2017, 2016, or 2015, many of our customers may cancel our contracts upon written notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Legal Proceedings

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. CertusView appealed to the Federal Circuit Court the District Court judgment of patent invalidity. On August 11, 2017, the Federal Circuit Court affirmed the District Court’s decision. In October 2017, S&N filed a motion requesting that the District Court make a finding that the suit was an exceptional case and award S&N recovery of $3.8 million in attorney fees. On February 9, 2018, the District Court denied S&N’s motion for an exceptional case finding and any award of attorney fees.

From time to time, we are party to various other claims and legal proceedings. It is the opinion of management, based on information available at this time, that such other pending claims or proceedings will not have a material effect on our financial statements.

Recently Issued Accounting Pronouncements

Refer to Note 1, Accounting Policies, in Notes to the Consolidated Financial Statements in this Transition Report on Form 10‑K for a discussion of recent accounting standards and pronouncements.

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

Our credit agreement permits borrowings at a variable rate of interest. On January 27, 2018, we had variable rate debt outstanding under our credit agreement of $358.1 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $136.01, $116.96, and $117.65 as of January 27, 2018, July 29, 2017, and July 30, 2016, respectively (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Principal amount of Notes	$485,000	$485,000	$485,000
Less: Debt discount and debt issuance costs	(82,751)	(92,767)	(111,923)
Net carrying amount of Notes	$402,249	$392,233	$373,077

Fair value of principal amount of Notes	$659,649	$567,256	$570,603
Less: Debt discount and debt issuance costs	(82,751)	(92,767)	(111,923)
Fair value of Notes	$576,898	$474,489	$458,680

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $9.5 million, calculated on a discounted cash flow basis as of January 27, 2018.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. See Note 11, Debt, in Notes to the Consolidated Financial Statements in this Transition Report on Form 10-K for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 27, 2018, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 27, 2018	July 29, 2017	July 30, 2016
ASSETS
Current assets:
Cash and equivalents	$84,029	$38,608	$33,787
Accounts receivable, net	318,684	369,800	328,030
Costs and estimated earnings in excess of billings	369,472	389,286	376,972
Inventories	79,039	83,204	73,606
Deferred tax assets, net	—	26,524	22,733
Income tax receivable	13,852	7,493	—
Other current assets	39,710	23,603	16,106
Total current assets	904,786	938,518	851,234

Property and equipment, net	414,768	422,107	326,670
Goodwill	321,743	321,748	310,157
Intangible assets, net	171,469	183,561	197,879
Other	28,190	33,373	33,776
Total non-current assets	936,170	960,789	868,482
Total assets	$1,840,956	$1,899,307	$1,719,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,361	$132,974	$115,492
Current portion of debt	26,469	21,656	13,125
Billings in excess of costs and estimated earnings	6,480	9,284	19,557
Accrued insurance claims	53,890	39,909	36,844
Income taxes payable	755	1,112	15,307
Other accrued liabilities	79,657	113,603	122,302
Total current liabilities	259,612	318,538	322,627

Long-term debt	733,843	738,265	706,202
Accrued insurance claims	59,385	62,007	52,835
Deferred tax liabilities, net non-current	57,428	103,626	76,587
Other liabilities	5,692	5,288	4,178
Total liabilities	1,115,960	1,227,724	1,162,429

COMMITMENTS AND CONTINGENCIES, Note 18

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,185,669, 31,087,285 and 31,420,310 issued and outstanding, respectively	10,395	10,362	10,473
Additional paid-in capital	6,170	10,092	10,208
Accumulated other comprehensive loss	(1,146)	(1,158)	(1,274)
Retained earnings	709,577	652,287	537,880
Total stockholders’ equity	724,996	671,583	557,287
Total liabilities and stockholders’ equity	$1,840,956	$1,899,307	$1,719,716

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
REVENUES:
Contract revenues	$1,411,348	$3,066,880	$2,672,542	$2,022,312

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,141,480	2,404,734	2,083,579	1,593,250
General and administrative (including stock-based compensation expense of $13.3 million, $20.8 million, $16.8 million, and $13.9 million, respectively)	124,930	239,231	217,149	178,700
Depreciation and amortization	85,053	147,906	124,940	96,044
Total	1,351,463	2,791,871	2,425,668	1,867,994

Interest expense, net	(19,560)	(37,364)	(34,720)	(27,025)
Loss on debt extinguishment	—	—	(16,260)	—
Other income, net	6,225	12,780	10,433	8,291
Income before income taxes	46,550	250,425	206,327	135,584

(Benefit) provision for income taxes:
Current	(2,620)	74,975	50,805	50,016
Deferred	(19,665)	18,233	26,782	1,244
Total (benefit) provision for income taxes	(22,285)	93,208	77,587	51,260

Net income	$68,835	$157,217	$128,740	$84,324

Earnings per common share:
Basic earnings per common share	$2.22	$5.01	$3.98	$2.48

Diluted earnings per common share	$2.15	$4.92	$3.89	$2.41

Shares used in computing earnings per common share:
Basic	31,059,140	31,351,367	32,315,636	34,045,481

Diluted	32,054,945	31,984,731	33,115,755	35,026,688

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Net income	$68,835	$157,217	$128,740	$84,324
Foreign currency translation gains (losses), net of tax	12	116	(76)	(1,040)
Comprehensive income	$68,847	$157,333	$128,664	$83,284

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 26, 2014	33,990,589	$11,330	$131,819	$(158)	$341,943	$484,934
Stock options exercised	735,330	245	8,677	—	—	8,922
Stock-based compensation	4,062	1	13,922	—	—	13,923
Issuance of restricted stock, net of tax withholdings	321,722	107	(4,818)	—	—	(4,711)
Repurchase of common stock	(1,669,924)	(556)	(86,590)	—	—	(87,146)
Tax benefits from stock-based compensation	—	—	7,994	—	—	7,994
Other comprehensive loss	—	—	—	(1,040)	—	(1,040)
Net income	—	—	—	—	84,324	84,324
Balances as of July 25, 2015	33,381,779	11,127	71,004	(1,198)	426,267	507,200
Stock options exercised	212,619	71	2,674	—	—	2,745
Stock-based compensation	3,015	1	16,849	—	—	16,850
Issuance of restricted stock, net of tax withholdings	334,475	111	(12,715)	—	—	(12,604)
Repurchase of common stock	(2,511,578)	(837)	(152,033)	—	(17,127)	(169,997)
Tax benefits from stock-based compensation	—	—	13,003	—	—	13,003
Equity component of 0.75% convertible senior notes due 2021, net	—	—	112,554	—	—	112,554
Sale of warrants	—	—	74,690	—	—	74,690
Purchase of convertible note hedges	—	—	(115,818)	—	—	(115,818)
Other comprehensive loss	—	—	—	(76)	—	(76)
Net income	—	—	—	—	128,740	128,740
Balances as of July 30, 2016	31,420,310	10,473	10,208	(1,274)	537,880	557,287
Stock options exercised	102,831	34	1,415	—	—	1,449
Stock-based compensation	2,847	1	20,804	—	—	20,805
Issuance of restricted stock, net of tax withholdings	274,303	92	(10,859)	—	—	(10,767)
Repurchase of common stock	(713,006)	(238)	(19,861)	—	(42,810)	(62,909)
Tax benefits from stock-based compensation	—	—	8,385	—	—	8,385
Other comprehensive gain	—	—	—	116	—	116
Net income	—	—	—	—	157,217	157,217
Balances as of July 29, 2017	31,087,285	10,362	10,092	(1,158)	652,287	671,583
Stock options exercised	52,553	18	727	—	—	745
Stock-based compensation	1,492	1	13,276	—	—	13,277
Issuance of restricted stock, net of tax withholdings	244,339	81	(7,985)	—	(4,677)	(12,581)
Repurchase of common stock	(200,000)	(67)	(9,940)	—	(6,868)	(16,875)
Other comprehensive gain	—	—	—	12	—	12
Net income	—	—	—	—	68,835	68,835
Balances as of January 27, 2018	31,185,669	$10,395	$6,170	$(1,146)	$709,577	$724,996

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
OPERATING ACTIVITIES:
Net income	$68,835	$157,217	$128,740	$84,324
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	85,053	147,906	124,940	96,044
Deferred income tax (benefit) provision	(19,665)	18,233	26,782	1,244
Stock-based compensation	13,277	20,805	16,850	13,923
Bad debt expense, net	201	199	1,252	465
Gain on sale of fixed assets	(7,217)	(14,866)	(9,806)	(7,110)
Write-off of deferred financing fees and premium on long-term debt	—	—	2,017	—
Amortization of premium on long-term debt	—	—	(94)	(397)
Amortization of debt discount	9,170	17,610	14,709	—
Amortization of debt issuance costs and other	1,736	3,323	2,875	2,040
Excess tax benefit from share-based awards	—	(8,385)	(13,003)	(8,371)
Change in operating assets and liabilities:
Accounts receivable, net	50,955	(33,068)	2,729	(40,444)
Costs and estimated earnings in excess of billings, net	16,982	(27,773)	(70,957)	(41,021)
Other current assets and inventory	(67)	(13,232)	(13,800)	(1,138)
Other assets	1,630	2,064	(2,936)	(6,875)
Income taxes receivable/payable	(6,716)	(13,189)	20,148	11,758
Accounts payable	(21,503)	977	15,132	7,114
Accrued liabilities, insurance claims, and other liabilities	(32,138)	(1,378)	15,910	30,344
Net cash provided by operating activities	160,533	256,443	261,488	141,900

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	—	(26,070)	(157,183)	(31,909)
Capital expenditures	(87,839)	(201,197)	(186,011)	(102,997)
Proceeds from sale of assets	11,808	16,029	10,540	9,392
Changes in restricted cash and other	(745)	266	(479)	(538)
Proceeds from acquisition working capital adjustment	—	1,825	—	—
Other investing activities	—	—	—	(4,000)
Net cash used in investing activities	(76,776)	(209,147)	(333,133)	(130,052)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	—	707,000	1,310,000	535,750
Principal payments on senior credit agreement, including term loans	(9,625)	(685,563)	(1,209,000)	(467,563)
Repurchase of common stock	(16,875)	(62,909)	(169,997)	(87,146)
Proceeds from issuance of 0.75% convertible senior notes due 2021	—	—	485,000	—
Proceeds from sale of warrants	—	—	74,690	—
Purchase of convertible note hedge	—	—	(115,818)	—
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	—	—	(277,500)	—
Debt issuance costs	—	(70)	(16,376)	(3,854)
Exercise of stock options	745	1,449	2,745	8,922
Restricted stock tax withholdings	(12,581)	(10,767)	(12,604)	(4,711)
Excess tax benefit from share-based awards	—	8,385	13,003	8,371
Principal payments on other financing activities	—	—	—	(1,000)
Net cash (used in) provided by financing activities	(38,336)	(42,475)	84,143	(11,231)
Net increase in cash and equivalents	45,421	4,821	12,498	617

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	38,608	33,787	21,289	20,672

CASH AND EQUIVALENTS AT END OF PERIOD	$84,029	$38,608	$33,787	$21,289

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$7,748	$16,505	$15,917	$25,369
Cash paid for taxes, net	$4,749	$88,060	$31,159	$39,057
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$1,634	$21,978	$7,196	$2,372

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

The accompanying consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments considered necessary for a fair presentation of such statements have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions.

Accounting Period. In September 2017, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligns the Company’s fiscal year with the planning cycles of its customers. Year-over-year quarterly financial data continues to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

This Transition Report on Form 10-K covers the six month transition period of July 30, 2017 through January 27, 2018 (the “2018 transition period”). After the 2018 transition period, each fiscal year will end on the last Saturday in January and consist of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). The Company refers to the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”, the period beginning July 26, 2015 and ending July 30, 2016 as “fiscal 2016”, and the period beginning July 27, 2014 and ending July 25, 2015 as “fiscal 2015”. References herein to the six months ended January 28, 2017 represent the comparative prior year six month period from July 31, 2016 to January 28, 2017. Fiscal 2017 and 2015 each consisted of 52 weeks of operations and fiscal 2016 consisted of 53 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

Segment Information. The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries). Management of the operating segments report to the Company’s Chief Operating Officer who reports to the Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Company’s operating segments provide services throughout the United States, and in Canada. Revenues from services provided in Canada were not material during the six months ended January 27, 2018 or fiscal 2017, 2016, or 2015. Additionally, the Company had no material long-lived assets in Canada as of January 27, 2018, July 29, 2017, or July 30, 2016.

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

Revenue Recognition. The Company performs a substantial majority of its services under master service agreements and other agreements that contain customer-specified service requirements and have discrete pricing for individual tasks. Revenue is recognized under these arrangements based on units-of-delivery as each unit is completed. The remainder of the Company’s services, representing less than 5% of its contract revenues during the 2018 transition period and fiscal 2017, 2016, and 2015, are performed under contracts using the cost-to-cost measure of the percentage of completion method of accounting. Revenue is recognized under these arrangements based on the ratio of contract costs incurred to date to total estimated contract costs. For contracts using the cost-to-cost measure of the percentage of completion method of accounting, the Company accrues the entire amount of a contract loss at the time the loss is determined to be probable and can be reasonably estimated. During the 2018 transition period and fiscal 2017, 2016, and 2015, there were no material impacts to the Company’s results of operations due to changes in contract estimates.

There were no material amounts of unapproved change orders or claims recognized during the 2018 transition period or fiscal 2017, 2016, or 2015. The current asset “Costs and estimated earnings in excess of billings” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings” represents billings in excess of revenues recognized.

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

Inventories. Inventories consist of materials and supplies used in the ordinary course of business and are carried at the lower of cost (using the first-in, first-out method) or net realizable value. Inventories also include certain job specific materials that are valued using the specific identification method. For contracts where the Company is required to supply part or all of the materials on behalf of a customer, the loss of a customer or declines in contract volumes could result in an impairment of the value of materials purchased.

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 7, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $28.8 million, $27.5 million, and $23.0 million as of January 27, 2018, July 29, 2017, and July 30, 2016, respectively.

Goodwill and Intangible Assets. The Company accounts for goodwill and other intangibles in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”). Goodwill and other indefinite-lived intangible assets are assessed annually for impairment or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company performs its annual impairment review of goodwill at the reporting unit level. Each of the Company’s operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If the Company determines the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of the tests, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

The Company has historically completed its annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in the Company’s fiscal year end, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this will be the first day of the Company’s fourth fiscal quarter. For the six month transition period ended January 27, 2018, the assessment was performed as of October 29, 2017, which is approximately six months earlier than in previous years. The change in the annual goodwill impairment assessment date is deemed a change in accounting principle, which the Company believes to be preferable as the change was made to better align the annual goodwill impairment test with the change in the Company’s annual planning and budgeting process related to the new fiscal year end. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge and had no effect on the consolidated financial statements, including any cumulative effect on retained earnings. See Note 8, Goodwill and Intangible Assets, for additional information regarding the Company’s assessment performed for the six month transition period ended January 27, 2018.

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

The Company uses judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in the Company’s judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs. See Note 8, Goodwill and Intangible Assets, for additional information regarding the Company’s annual assessment of goodwill and other indefinite-lived intangible assets.

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

The Company estimates the liability for claims based on facts, circumstances, and historical experience. Even though they will not be paid until sometime in the future, recorded loss reserves are not discounted. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the magnitude and quantity of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions and court interpretations.

Per Share Data. Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average number of common shares outstanding during the period and dilutive potential common shares arising from the Company’s stock-based awards (including unvested restricted share units), convertible senior notes, and warrants if their inclusion is dilutive under the treasury stock method. Common stock equivalents related to stock-based awards, convertible senior notes and warrants are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

The Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) effective July 30, 2017, the first day of the 2018 transition period. See Recently Issued Accounting Pronouncements - Recently Adopted Accounting Standards - Stock-Based Compensation below for additional information related to ASU 2016-09’s impact on per share data.

Stock-Based Compensation. The Company has stock-based compensation plans under which it grants stock-based awards, including stock options, restricted share units, and performance-based restricted share units to attract, retain, and reward talented employees, officers and directors, and to align stockholder and employee interests. The Company’s policy is to issue new shares to satisfy equity awards under its stock-based compensation plans. The Company has outstanding stock-based awards under its 2003 Long-Term Incentive Plan, 2007 Non-Employee Directors Equity Plan, 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan, or 2007 Non-Employee Directors Equity Plan.

During the 2018 transition period, the Company’s shareholders approved the 2017 Non-Employee Directors Equity Plan which replaced the 2007 Non-Employee Directors Equity Plan and authorized 140,000 shares of common stock for equity awards to non-employee directors. In addition, the Company’s shareholders approved an amendment to the 2012 Long-Term Incentive Plan to, among other things, increase the number of shares available for issuance by 865,000. As of January 27, 2018, the total number of shares available for grant under the Plans was 1,446,377.

Compensation expense for stock-based awards is based on fair value at the measurement date and fluctuates over time as a result of the vesting period of the stock-based awards and the Company’s performance, as measured by criteria set forth in performance-based awards. This expense is included in general and administrative expenses in the consolidated statements of operations and the amount of expense ultimately recognized depends on the number of awards that actually vest. For performance-based restricted share units (“Performance RSUs”), the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that the performance criteria for the awards will be met. In a period the Company determines it is no longer probable that it will achieve certain performance criteria for the awards, it reverses the stock-based compensation expense that it had previously recognized associated with the portion of Performance RSUs that are no longer expected to vest. Accordingly, stock-based compensation expense may vary from period to period.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. Stock options generally vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of time-based restricted share units (“RSUs”) and Performance RSUs is estimated on the date of grant and is generally equal to the closing stock price on that date. Each RSU and Performance RSU is settled in one share of the Company’s common stock upon vesting. RSUs vest ratably over a period of four years. Performance RSUs vest over a period of three years from the date of grant if certain performance measures are achieved. The performance criteria for target awards are based on the Company’s operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its operating cash flow level (adjusted for certain amounts) for the applicable performance period. Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. The three-year performance goals required to earn supplemental awards are more difficult to achieve than those required to earn annual target awards and are based on the Company’s three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its three-year cumulative operating cash flow level (adjusted for certain amounts).

Income Taxes. The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, certain tax impacts from the vesting and exercise of share-based awards, and certain tax impacts from the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). Tax Reform had a substantial impact on the Company’s consolidated financial statements for the 2018 transition period. See Note 12, Income Taxes, for further information.

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

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the Company’s long-term debt, which is based on observable market-based inputs (Level 2). See Note 11, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 27, 2018, July 29, 2017, and July 30, 2016. During the 2018 transition period and fiscal 2017 and 2016, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Standards

Income Taxes. In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets are solely classified as non-current in a consolidated statement of financial position. The Company adopted ASU 2015-17 effective July 30, 2017, the first day of the 2018 transition period. In accordance with ASU 2015-17, these changes have been applied prospectively and prior periods have not been adjusted.

Stock Compensation. In March 2016, the FASB issued ASU No. 2016-09 with the intention of simplifying accounting for share-based payment transactions. The Company adopted ASU 2016-09 effective July 30, 2017, the first day of the 2018 transition period. Under the amended guidance, excess tax benefits (“windfalls”) or tax deficiencies (“shortfalls”) are recognized in the Company’s provision for income taxes in the consolidated statements of operations rather than as additional paid-in capital in the consolidated balance sheets. Additionally, windfalls and shortfalls are presented as operating cash flows rather than financing activities. As a result of the amended guidance, the Company recognized approximately $7.8 million of windfalls as a reduction to income tax expense in the consolidated statements of operations during the six months ended January 27, 2018. Additionally, this amount was presented as operating cash flows rather than as financing activities during the six months ended January 27, 2018.

Because windfalls and shortfalls are no longer recognized in additional paid-in capital, the amount is excluded from the hypothetical proceeds used to repurchase shares when computing diluted earnings per common share under the treasury stock method. As a result of the amended guidance, diluted shares increased by approximately 177,575 shares during the six months ended January 27, 2018. The inclusion of windfalls and shortfalls as a component of income tax expense or benefit during the period in which they occur will increase the volatility of the Company’s provision for income taxes. The amount of windfalls and shortfalls recognized will be dependent on the volume of share-based award vesting or exercise activity as well as the Company’s stock price at the dates on which stock-based awards vest or are exercised. In accordance with ASU 2016-09, these changes have been applied prospectively and prior periods have not been adjusted.

The other components of ASU 2016-09 did not have a material effect on the Company’s consolidated financial statements. See Note 2, Computation of Earnings Per Share, Note 12, Income Taxes, and Note 16, Stock-Based Awards for additional disclosure related to the effects of ASU 2016-09.

The Company also adopted the following Accounting Standards Updates during the 2018 transition period, neither of which had a material effect on the Company’s consolidated financial statements:

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

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 and related updates are referred to herein as “ASU 2014-09”. ASU 2014-09 replaces numerous requirements in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company has evaluated the effect of ASU 2014-09 on its systems, business processes, controls, disclosures, and consolidated financial statements. This assessment involves the comparison of representative contracts with customers with requirements of the new standard and historical accounting practices. Based on the results of the contract reviews performed to date, the Company is expecting to recognize the substantial majority of its revenue from master service agreements and other agreements that contain customer-specified service requirements, recognized over time, using the units-of-delivery output method under ASU 2014-09. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided.

ASU 2014-09 must be applied using either a full retrospective approach or a modified (cumulative effect) retrospective approach. The Company will adopt ASU 2014-09 under the modified (cumulative effect) retrospective approach. Under this approach, ASU 2014-09 would apply to all new contracts initiated on or after January 28, 2018, the first day of fiscal 2019. As a practical expedient the Company will adopt the new standard only for existing contracts as of January 28, 2018, the date of adoption. Any contracts that had expired prior to January 28, 2018 will not be evaluated against the new standard. Adoption of ASU 2014-09 is not expected to have a material impact on the timing or amount of revenue recognized under contracts with customers, as compared to current revenue recognition practices. The Company expects the cumulative impact adjustment to opening retained earnings to be immaterial, with an immaterial impact to the Company’s net income on an ongoing basis. Prior periods will not be retrospectively adjusted.

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

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). In an effort to reduce diversity in practice regarding the classification of certain transactions within the statement of cash flows, ASU 2016-15 addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. Historically, the Company has classified certain cash flows related to debt prepayment or debt extinguishment costs as operating activities. Upon adoption of ASU 2016-15, the Company will be required to classify such cash flows as financing activities on a retrospective basis. The adoption of ASU 2016-15 as it relates to any of the other seven cash flow issues specified is not expected to have a material effect on the Company’s Consolidated Statement of Cash Flows. ASU 2016-15 will be effective for the Company for the fiscal year ended January 26, 2019 and interim reporting periods within that year. Early adoption is permitted as of the beginning of an interim or annual reporting period.

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

2. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Net income available to common stockholders (numerator)	$68,835	$157,217	$128,740	$84,324

Weighted-average number of common shares (denominator)	31,059,140	31,351,367	32,315,636	34,045,481

Basic earnings per common share	$2.22	$5.01	$3.98	$2.48

Weighted-average number of common shares	31,059,140	31,351,367	32,315,636	34,045,481
Potential shares of common stock arising from stock options, and unvested restricted share units(1)	778,411	633,364	800,119	981,207
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(2)	217,394	—	—	—
Total shares-diluted (denominator)	32,054,945	31,984,731	33,115,755	35,026,688

Diluted earnings per common share	$2.15	$4.92	$3.89	$2.41

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	93,117	73,830	65,514	103,896
0.75% convertible senior notes due 2021	4,788,340	5,005,734	5,005,734	—
Warrants	5,005,734	5,005,734	5,005,734	—
Total	9,887,191	10,085,298	10,076,982	103,896

(1) As discussed in Note 1, Basis of Presentation and Accounting Policies, the Company has adopted ASU 2016-09. The amended guidance changed the treatment of windfalls (or shortfalls) arising from the vesting and exercise of share-based awards. Prior to ASU 2016-09, these amounts were recorded as an adjustment to additional paid-in capital. With the adoption of ASU 2016-09, these amounts are now included in the Company’s provision for income taxes. Because windfalls are no longer recognized in additional paid-in capital, the amount is excluded from the hypothetical proceeds used to repurchase shares when computing diluted earnings per common share under the treasury stock method. As a result of the amended guidance, diluted shares increased by approximately 177,575 shares during the six months ended January 27, 2018.

(2) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants associated with the Company’s convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. During the second quarter of the 2018 transition period, the Company’s average stock price of $106.11 exceeded the conversion price for the convertible senior notes. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during the period are included in the calculation of diluted earnings per share for the six months ended January 27, 2018. As the Company’s average stock price did not exceed the strike price for the warrants, the underlying common shares were anti-dilutive as reflected in the table above.

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

3. Acquisitions

Fiscal 2017. During March 2017, the Company acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwestern regions of the United States. This acquisition expanded the Company’s geographic presence within its existing customer base.

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

Fiscal 2015. During September 2014, the Company acquired Hewitt Power & Communications, Inc. (“Hewitt”) for $8.0 million, net of cash acquired. Hewitt provides specialty contracting services primarily for telecommunications providers in the Southeastern United States. During January 2015, the Company acquired the assets of two cable installation contractors for an aggregate purchase price of $1.5 million. During the April 2015, the Company acquired Moll’s Utility Services, LLC (“Moll’s”) for $6.5 million, net of cash acquired. Moll’s provides specialty contracting services primarily for utilities in the Midwestern United States. The Company also acquired the assets of Venture Communications Group, LLC (“Venture”) for $15.6 million during June 2015. Venture provides specialty contracting services primarily for telecommunications providers in the Midwest and Southeastern United States.

Purchase Price Allocations

The purchase price allocations of each of the 2016 and 2015 acquisitions were completed within the 12-month measurement period from the dates of acquisition. The purchase price allocation of Texstar was completed during the second quarter of the 2018 transition period. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material during the 2018 transition period or fiscal 2017, 2016, or 2015.

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2017 and 2016 (dollars in millions):

	2017	2016
Assets
Accounts receivable	$8.9	$16.9
Costs and estimated earnings in excess of billings	2.4	21.8
Inventories and other current assets	0.2	15.0
Property and equipment	5.6	11.5
Goodwill	10.1	39.9
Intangible assets - customer relationships	9.8	94.5
Intangible assets - trade names and other	0.7	1.8
Total assets	37.7	201.4

Liabilities
Accounts payable	3.2	23.7
Accrued and other current liabilities	3.4	22.3
Deferred tax liabilities, net non-current	5.0	—
Total liabilities	11.6	46.0

Net Assets Acquired	$26.1	$155.4

Results of businesses acquired are included in the consolidated financial statements from their respective dates of acquisition. The revenues and net income of TelCom, NextGen, and Texstar were not material during the 2018 transition period, fiscal 2017, or fiscal 2016.

4. Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Contract billings	$300,271	$348,990	$297,532
Retainage	19,411	21,645	32,101
Total	319,682	370,635	329,633
Less: allowance for doubtful accounts	(998)	(835)	(1,603)
Accounts receivable, net	$318,684	$369,800	$328,030

The Company grants credit under normal payment terms, generally without collateral, to its customers. The Company expects to collect the outstanding balance of accounts receivable, net (including retainage) within the next twelve months. The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. During the 2018 transition period, fiscal 2017, and fiscal 2016, write-offs to the allowance for doubtful accounts, net of recoveries, were not material. There were no material accounts receivable amounts representing claims or other similar items subject to uncertainty as of January 27, 2018, July 29, 2017, or July 30, 2016.

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016
Allowance for doubtful accounts at beginning of period	$835	$1,603	$1,216
Bad debt expense	201	199	1,252
Amounts charged against the allowance	(38)	(967)	(865)
Allowance for doubtful accounts at end of period	$998	$835	$1,603

5. Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings (“CIEB”) includes revenue for services performed under contracts using the units-of-delivery method of accounting and the cost-to-cost measure of the percentage of completion method of accounting. Amounts consisted of the following (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Costs incurred on contracts in progress	$333,775	$327,312	$307,826
Estimated to date earnings	72,720	92,781	92,226
Total costs and estimated earnings	406,495	420,093	400,052
Less: billings to date	(43,503)	(40,091)	(42,637)
	$362,992	$380,002	$357,415
Included in the accompanying consolidated balance sheets under the captions:
Costs and estimated earnings in excess of billings	$369,472	$389,286	$376,972
Billings in excess of costs and estimated earnings	(6,480)	(9,284)	(19,557)
	$362,992	$380,002	$357,415

As of January 27, 2018, the Company expects that substantially all of its CIEB will be billed to customers and collected in the normal course of business within the next twelve months. There were no material CIEB amounts representing claims or other similar items subject to uncertainty as of January 27, 2018, July 29, 2017, or July 30, 2016.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Prepaid expenses	$13,167	$10,588	$8,249
Insurance recoveries for accrued insurance claims	13,701	—	—
Receivables on equipment sales	31	2,761	913
Deposits and other current assets, including restricted cash	12,811	10,254	6,944
Total other current assets	$39,710	$23,603	$16,106

Deposits and other current assets includes income tax receivable of approximately $1.4 million as of July 30, 2016.

Other assets (long-term) consisted of the following (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Deferred financing costs	$3,873	$4,797	$6,366
Restricted cash	5,253	5,408	5,008
Insurance recoveries for accrued insurance claims	6,722	9,243	5,714
Other non-current deposits and assets	12,342	13,925	16,688
Total other assets	$28,190	$33,373	$33,776

7. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 27, 2018	July 29, 2017	July 30, 2016
Land	—	$3,470	$3,470	$3,475
Buildings	10-35	12,315	12,073	11,969
Leasehold improvements	1-10	14,202	13,912	13,753
Vehicles	1-5	536,379	496,820	404,273
Computer hardware and software	1-7	117,058	107,779	95,570
Office furniture and equipment	1-10	11,686	12,226	10,374
Equipment and machinery	1-10	273,712	288,993	242,079
Total		968,822	935,273	781,493
Less: accumulated depreciation		(554,054)	(513,166)	(454,823)
Property and equipment, net		$414,768	$422,107	$326,670

Depreciation expense and repairs and maintenance were as follows (dollars in thousands):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Depreciation expense	$72,961	$123,125	$105,514	$79,331
Repairs and maintenance expense	$16,438	$31,272	$29,487	$22,054

8. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $321.7 million, $321.7 million, and $310.2 million as of January 27, 2018, July 29, 2017, and July 30, 2016, respectively. Changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of July 25, 2015	$467,420	$(195,767)	$271,653
Purchase price allocation adjustments	101	—	101
Goodwill from fiscal 2016 acquisitions	38,403	—	38,403
Balance as of July 30, 2016	505,924	(195,767)	310,157
Goodwill from fiscal 2017 acquisition	10,087	—	10,087
Purchase price allocation adjustments from fiscal 2016 acquisitions	1,504	—	1,504
Balance as of July 29, 2017	517,515	(195,767)	321,748
Purchase price allocation adjustments from fiscal 2017 acquisition	(5)	—	(5)
Balance as of January 27, 2018	$517,510	$(195,767)	$321,743

Goodwill largely consists of expected synergies resulting from acquisitions, including the expansion of the Company’s geographic presence and strengthening of its customer base. With respect to the fiscal 2017 acquisition of Texstar, the associated goodwill is not deductible for tax purposes.

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

The Company has historically completed its annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in the Company’s fiscal year end, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this will be the first day of the Company’s fourth fiscal quarter. For the six month transition period ended January 27, 2018, the assessment was performed as of October 29, 2017, which is approximately six months earlier than in previous years. The change in the annual goodwill impairment assessment date is deemed a change in accounting principle, which the Company believes to be preferable as the change was made to better align the annual goodwill impairment test with the change in the Company’s annual planning and budgeting process related to the new fiscal year end. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge and had no effect on the consolidated financial statements, including any cumulative effect on retained earnings.

The Company performed its annual impairment assessment for the 2018 transition period and each of fiscal 2017, 2016, and 2015 and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In the 2018 transition period and each of fiscal 2017, 2016, and 2015, qualitative assessments were performed on reporting units that comprise a substantial portion of the Company’s consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considers various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350 in the 2018 transition period and each of fiscal 2017, 2016, and 2015. When performing the quantitative analysis, the Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of the Company’s reporting units for each annual test were: (a) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on the Company’s best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value.

In fiscal 2017, the Company performed the first step of the quantitative analysis on its indefinite-lived intangible asset. In the 2018 transition period, fiscal 2016, and fiscal 2015, qualitative assessments were performed on the Company’s indefinite-lived intangible asset.

The table below outlines certain assumptions used in the Company’s quantitative impairment analyses for the 2018 transition period and fiscal 2017, 2016, and 2015:

	2018	2017	2016	2015
Terminal Growth Rate	2.5% - 3.0%	2.0% - 3.0%	2.0% - 3.0%	1.5% - 2.5%
Discount Rate	11.0%	11.0%	11.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate for the 2018 transition period was consistent with the rate used for fiscal 2017. The slight decrease in discount rates for fiscal 2017 from fiscal 2016 is a result of reduced risk in industry conditions. The changes in these inputs for fiscal 2016 from fiscal 2015 had offsetting impacts and the discount rate remained at 11.5%. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of its reporting units and within its industry. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of the Company’s reporting units rely on: (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

The Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were substantially in excess of their carrying values in the 2018 transition period assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged. Additionally, if the discount rate applied in the 2018 transition period impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. As of January 27, 2018, the Company believes the goodwill and the indefinite-lived intangible asset are recoverable for all of the reporting units and that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
January 27, 2018:
Customer relationships	$299,717	$135,544	$164,173
Trade names	10,350	7,872	2,478
UtiliQuest trade name	4,700	—	4,700
Non-compete agreements	450	332	118
	$315,217	$143,748	$171,469

July 29, 2017:
Customer relationships	$299,717	$124,084	$175,633
Trade names	10,350	7,285	3,065
UtiliQuest trade name	4,700	—	4,700
Non-compete agreements	450	287	163
	$315,217	$131,656	$183,561

July 30, 2016:
Customer relationships	$289,955	$101,012	$188,943
Trade names	9,800	6,034	3,766
UtiliQuest trade name	4,700	—	4,700
Non-compete agreements	685	329	356
Contract backlog	4,780	4,666	114
	$309,920	$112,041	$197,879

During fiscal 2017, certain intangible assets became fully amortized. As a result, the gross carrying amount and the associated accumulated amortization each decreased $5.2 million. This decrease had no effect on the net carrying value of intangible assets.

Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $12.1 million, $24.8 million, $19.4 million, and $16.7 million for the 2018 transition period and fiscal 2017, 2016, and 2015, respectively. As of January 27, 2018, customer relationships, trade names, and non-compete agreements had weighted average remaining useful lives of 11.6 years, 8.4 years, and 2.2 years, respectively.

As of January 27, 2018, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2019	$21,656
2020	20,095
2021	19,208
2022	16,740
2023	14,294
Thereafter	74,776
Total	$166,769

As of January 27, 2018, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

9. Accrued Insurance Claims

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2015 through the 2018 transition period, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims was $67.1 million for the six month policy period ending January 31, 2018, $103.7 million for fiscal 2017, and $84.6 million for fiscal 2016.

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar years 2018, 2017, and 2016, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount. With regard to losses occurring in calendar year 2015, the Company retained the risk of loss up to the first $250,000 of claims per participant, as well as an annual aggregate amount. Amounts for total accrued insurance claims and insurance recoveries/receivables is as follows (dollars in millions):

	January 27, 2018	July 29, 2017	July 30, 2016
Accrued insurance claims - current	$53,890	$39,909	$36,844
Accrued insurance claims - non-current	59,385	62,007	52,835
Total accrued insurance claims	$113,275	$101,916	$89,679

Insurance recoveries/receivables:
Current (included in Other current assets)	$13,701	$—	$—
Non-current (included in Other assets)	6,722	9,243	5,714
Total insurance recoveries/receivables	$20,423	$9,243	$5,714

The liability for total accrued insurance claims included incurred but not reported losses of approximately $53.3 million, $50.0 million, and $45.0 million as of January 27, 2018, July 29, 2017, and July 30, 2016, respectively.

10. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Accrued payroll and related taxes	$23,010	$24,554	$23,908
Accrued employee benefit and incentive plan costs	16,097	42,135	40,943
Accrued construction costs	24,582	29,942	41,123
Other current liabilities	15,968	16,972	16,328
Total other accrued liabilities	$79,657	$113,603	$122,302

11. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Credit Agreement - Revolving facility (matures April 2020)	$—	$—	$—
Credit Agreement - Term loan facilities (mature April 2020)	358,063	367,688	346,250
0.75% convertible senior notes, net (mature September 2021)	402,249	392,233	373,077
	760,312	759,921	719,327
Less: current portion	(26,469)	(21,656)	(13,125)
Long-term debt	$733,843	$738,265	$706,202

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

Standby letters of credit of approximately $48.6 million, $48.7 million, and $57.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of January 27, 2018, July 29, 2017, and July 30, 2016, respectively.

The weighted average interest rates and fees for balances under the Credit Agreement as of January 27, 2018, July 29, 2017, and July 30, 2016 were as follows:

	Weighted Average Rate End of Period
	January 27, 2018	July 29, 2017	July 30, 2016
Borrowings - Term loan facilities	3.30%	2.98%	2.49%
Borrowings - Revolving facility(1)	—%	—%	—%
Standby Letters of Credit	1.75%	1.75%	2.00%
Unused Revolver Commitment	0.35%	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 27, 2018, July 29, 2017, or July 30, 2016.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio as specified in the Credit Agreement in connection with permitted acquisitions. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 27, 2018, July 29, 2017, and July 30, 2016, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability in the revolving facility of $401.4 million, $401.3 million, and $392.4 million, respectively, as determined by the most restrictive covenant.

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

Prior to June 15, 2021, the Notes are convertible by the Note holder under the following circumstances: (1) during any fiscal quarter commencing after October 24, 2015 (and only during such fiscal quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days period ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on such trading day ($125.96 assuming an applicable conversion price of $96.89); (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their Notes at any time regardless of the foregoing circumstances. Upon conversion, the Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the principal amount of the Notes with cash.

During the second quarter of the 2018 transition period, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of January 27, 2018. As a result, the Notes are not convertible during the first quarter of fiscal 2019 and are classified as long-term debt.

In accordance with ASC Topic 470, Debt, certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $9.2 million, $17.6 million, and $14.7 million of interest expense during the 2018 transition period and fiscal 2017 and 2016, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000	$485,000
Less: Debt discount	(74,899)	(84,069)	(101,679)
Less: Debt issuance costs	(7,852)	(8,698)	(10,244)
Net carrying amount of Notes	$402,249	$392,233	$373,077

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $136.01, $116.96, and $117.65 as of January 27, 2018, July 29, 2017, and July 30, 2016, respectively (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Net carrying amount of Notes	$402,249	$392,233	$373,077

Fair value of principal amount of Notes	$659,649	$567,256	$570,603
Less: Debt discount and debt issuance costs	(82,751)	(92,767)	(111,923)
Fair value of Notes	$576,898	$474,489	$458,680

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

Upon settlement of the conversion premium of the Notes, convertible note hedge, and warrants, the resulting dilutive impact of these transactions, if any, would be the number of shares necessary to settle the value of the warrant transactions above $130.43 per share. The net amounts incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets during fiscal 2016 and are not expected to be remeasured in subsequent reporting periods.

The Company recorded an initial deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded an initial deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities in the consolidated balance sheets. See Note 12, Income Taxes, for additional information regarding the Company’s deferred tax liabilities and assets with respect to Tax Reform.

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

In connection with the redemption of the 7.125% Notes, the Company incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during fiscal 2016. This charge is comprised of: (i) $4.9 million for the present value of the interest payments for the period from the Redemption Date through January 15, 2016, (ii) $6.5 million for the excess of the present value of the redemption price over the carrying value of the 7.125% Notes, and (iii) $4.9 million for the write-off of deferred financing charges related to the fees incurred in connection with the issuance of the 7.125% Notes.

12. Income Taxes

The components of the (benefit) provision for income taxes were as follows (dollars in thousands):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Current:
Federal	$(4,384)	$62,455	$42,096	$42,516
Foreign	598	176	310	502
State	1,166	12,344	8,399	6,998
	(2,620)	74,975	50,805	50,016
Deferred:
Federal	(21,332)	17,051	26,467	305
Foreign	(37)	(35)	(296)	268
State	1,704	1,217	611	671
	(19,665)	18,233	26,782	1,244
Total (benefit) provision for income taxes	$(22,285)	$93,208	$77,587	$51,260

The Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted in December 2017 and includes significant changes to U.S. income tax law. Tax Reform, among other things, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent. The Company’s interpretations of the provisions of Tax Reform could differ from future interpretations and guidance from the U.S Treasury Department, the IRS and other regulatory agencies, including state taxing authorities in jurisdictions where the Company operates. Any future adjustments resulting from these factors would impact the Company’s provision for income taxes and effective tax rate in the period in which they are made.

The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, certain tax impacts from the vesting and exercise of share-based awards, and impacts from Tax Reform. The Company was subject to a blended statutory tax rate of approximately 33% for the six months ended January 27, 2018 resulting from Tax Reform taking effect for a portion of the period based on the Company’s fiscal year end. A reconciliation of the amount computed by applying the Company’s blended statutory income tax rate to pre-tax income to the total tax provision is as follows (dollars in thousands):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Statutory rate applied to pre-tax income	$15,334	$87,649	$72,214	$47,454
State taxes, net of federal tax benefit	1,406	9,868	7,398	5,159
Tax Reform and related effects	(32,249)	—	—	—
Federal benefit of vesting and exercise of share-based awards	(7,067)	—	—	—
Non-deductible and non-taxable items, net	1,585	(4,686)	(2,013)	(1,220)
Change in accruals for uncertain tax positions	250	632	113	(74)
Tax credits	(1,596)	—	—	—
Other items, net	52	(255)	(125)	(59)
Total (benefit) provision for income taxes	$(22,285)	$93,208	$77,587	$51,260

During the six months ended January 27, 2018, the Company recognized an income tax benefit of approximately $32.2 million primarily resulting from the re-measurement of the Company’s net deferred tax liabilities to reflect the reduced rate under Tax Reform that will apply in future periods when these deferred taxes are settled or realized. Additionally, the Company recognized an income tax benefit (including federal and state tax benefits) of approximately $7.8 million during the six months ended January 27, 2018 for certain tax effects of the vesting and exercise of share-based amounts in accordance with ASU 2016-09 as further described in Note 1, Basis of Presentation and Accounting Policies.

During fiscal 2017, 2016, and 2015 non-taxable and non-deductible items consisted of a production related tax deduction of $6.0 million, $4.5 million, and $4.0 million, respectively, offset by $1.3 million, $2.5 million and $2.8 million of non-deductible items, respectively. There was no production related tax deduction for the six months ended January 27, 2018. Additionally, beginning in fiscal 2019, the production related tax deduction will no longer be permitted as a result of changes from Tax Reform.

During fiscal 2017, 2016 and 2015, tax credits of $1.0 million, $0.7 million and $0.5 million, respectively, were presented within Non-deductible and non-taxable items, net in the table above.

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 27, 2018	July 29, 2017	July 30, 2016
Deferred tax assets:
Insurance and other reserves	$22,368	$36,955	$33,847
Allowance for doubtful accounts and reserves	1,081	1,975	1,013
Net operating loss carryforwards	822	765	1,151
Stock-based compensation	3,405	8,022	6,424
Other	1,174	1,750	1,363
Total deferred tax assets	28,850	49,467	43,798
Valuation allowance	(148)	(122)	(358)
Deferred tax assets, net of valuation allowance	$28,702	$49,345	$43,440
Deferred tax liabilities:
Property and equipment	$59,933	$87,581	$63,926
Goodwill and intangibles	25,852	38,125	32,632
Other	345	741	736
Deferred tax liabilities	$86,130	$126,447	$97,294

Net deferred tax liabilities	$57,428	$77,102	$53,854

The Company’s net deferred tax liabilities as of January 27, 2018 have been re-measured to reflect the reduced rate under Tax Reform that will apply in future periods when these deferred taxes are settled or realized.

As discussed in Note 1, Basis of Presentation and Accounting Policies, the Company has adopted ASU 2015-17 on a prospective basis effective July 30, 2017. Under the amended guidance of ASU 2015-17, deferred tax liabilities and assets are solely classified as non-current in the consolidated balance sheets.

The valuation allowance above reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2022.

Uncertain Tax Positions

As of January 27, 2018, July 29, 2017, and July 30, 2016 the Company had total unrecognized tax benefits of $3.3 million, $3.1 million, and $2.4 million, respectively, resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these unrecognized tax benefits are realizable. The Company had approximately $1.2 million, $1.2 million, and $1.0 million accrued for the payment of interest and penalties as of

January 27, 2018, July 29, 2017, and July 30, 2016, respectively. Interest expense related to unrecognized tax benefits for the Company was not material during the 2018 transition period or fiscal 2017, 2016, or 2015.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Balance at beginning of year	$3,072	$2,440	$2,327	$2,401
Additions based on tax positions related to the fiscal year	283	441	161	44
Additions (reductions) based on tax positions related to prior years	(33)	229	86	(98)
Reductions related to the expiration of statutes of limitation	—	(38)	(134)	(20)
Balance at end of year	$3,322	$3,072	$2,440	$2,327

13. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Gain on sale of fixed assets	$7,217	$14,866	$9,806	$7,110
Miscellaneous expense, net	(992)	(2,086)	627	1,181
Total other income, net	$6,225	$12,780	$10,433	$8,291

The Company participates in a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to the customer’s bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the consolidated statements of operations. During the 2018 transition period, fiscal 2017, and fiscal 2016, miscellaneous expense, net includes approximately $1.4 million, $3.2 million and $0.2 million, respectively, of discount fee expense incurred in connection with the non-recourse sale of accounts receivable under this program. The program has not changed since its inception during fiscal 2016.

14. Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. The Company contributes 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. The Company’s contributions were $1.7 million, $5.0 million, $4.8 million, and $4.0 million related to the 2018 transition period and fiscal 2017, 2016, and 2015, respectively.

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

				Company Contributions					Expiration Date of CBA
	PPA Zone Status(1)		FIP/RP Status(2)	Six Months Ended	Fiscal Year Ended			Surcharge Imposed
Fund	2017	2016		2018	2017	2016	2015
The Plan (EIN 13-6123601)	Green	Green	No	$—	$—	$3,057	$3,852	No	5/5/2016
Other Plans				319	384	622	934		Various
Total				$319	$384	$3,679	$4,786

(1) The most recent Pension Protection Act (the “PPA”) zone status was provided by the Plan for Plan years ending September 30, 2017 and September 30, 2016, respectively. The zone status is based on information provided by the Plan and is certified by the Plan’s actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded.

(2) The “FIR/RP Status” column indicates plans for which a financial improvement plan (FIP) or rehabilitation plan (RP), as required by the Internal Revenue Code, is either pending or has been implemented.

In the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the Plan, ceased operations. In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected sometime in calendar 2018. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability, all such payments will be refunded to the Company.

15. Capital Stock

Repurchases of Common Stock. The Company made the following share repurchases during fiscal 2015, 2016, and 2017 and the 2018 transition period (all shares repurchased have been canceled):

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2015	1,669,924	$87,146	$52.19
Fiscal 2016	2,511,578	$169,997	$67.69
Fiscal 2017	713,006	$62,909	$88.23
Six months ended January 27, 2018	200,000	$16,875	$84.38

Fiscal 2015. The Company repurchased 1,669,924 shares of its common stock, at an average price of $52.19 per share, for $87.1 million during fiscal 2015.

Fiscal 2016. In connection with the Notes offering in September 2015, the Company used approximately $60.0 million of the net proceeds from the Notes to repurchase 805,000 shares of its common stock from the initial purchasers of the Notes in privately negotiated transactions at a price of $74.53 per share, the closing price of Dycom’s common stock on September 9, 2015. The additional $110.0 million paid during fiscal 2016 was for shares repurchased under the Company’s authorized share repurchase program.

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

2018 Transition Period. The Company repurchased 200,000 shares of its common stock, at an average price of $84.38 per share, for $16.9 million during the 2018 transition period. As of January 27, 2018, $95.2 million remained available for repurchases through August 2018.

Restricted Stock Tax Withholdings. During the 2018 transition period and fiscal 2017, 2016, and 2015, the Company withheld 117,426 shares, 134,736 shares, 161,988 shares, and 145,395 shares, respectively, totaling $12.6 million, $10.8 million, $12.6 million, and $4.7 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the 2018 transition period, fiscal 2017, and fiscal 2016, $11.5 million, $42.8 million, and $17.1 million, respectively, was charged to retained earnings related to shares canceled during the respective fiscal year.

16. Stock-Based Awards

Stock-based compensation expense and the related tax benefit recognized and realized during the 2018 transition period and fiscal 2017, 2016, and 2015 were as follows (dollars in thousands):

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Stock-based compensation	$13,277	$20,805	$16,850	$13,923
Income tax effect of stock-based compensation	$4,793	$7,996	$6,436	$5,458

In addition, as a result of the Company’s application of ASU 2016-09, the Company recognized approximately $7.8 million of certain tax benefits from share-based award activities during the 2018 transition period.

As of January 27, 2018, the Company had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $2.8 million, $8.6 million, and $18.3 million, respectively. This expense will be recognized over a weighted-average number of years of 2.5, 2.5, and 1.9, respectively, based on the average remaining service periods for the awards. As of January 27, 2018, the Company may recognize an additional $7.9 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during the 2018 transition period and fiscal 2017, 2016, and 2015 and the significant valuation assumptions:

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Weighted average fair value of RSUs granted	$87.34	$79.04	$72.41	$31.42
Weighted average fair value of Performance RSUs granted	$84.13	$79.29	$77.86	$31.03
Weighted average fair value of stock options granted	$42.60	$39.90	$45.13	$19.48
Stock option assumptions:
Risk-free interest rate	2.3%	2.3%	2.0%	2.1%
Expected life (in years)	7.6	7.6	7.3	8.8
Expected volatility	43.4%	44.7%	55.0%	54.5%
Expected dividends	—	—	—	—

Stock Options

The following table summarizes stock option award activity during the 2018 transition period:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of July 29, 2017	670,350	$25.24
Granted	18,933	$85.15
Options exercised	(52,553)	$14.17
Canceled	—	$—
Outstanding as of January 27, 2018	636,730	$27.93	4.8	$58,176

Exercisable options as of January 27, 2018	549,507	$21.63	4.2	$53,670

The total amount of exercisable options as of January 27, 2018 presented above reflects the approximate amount of options expected to vest after giving effect to estimated forfeitures at an insignificant rate. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $119.30 on the last trading day of the 2018 transition period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the 2018 transition period. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $4.5 million, $7.8 million, $15.0 million, and $24.9 million for the 2018 transition period and fiscal 2017, 2016, and 2015, respectively. The Company received cash from the exercise of stock options of $0.7 million, $1.4 million, $2.7 million, and $8.9 million during the 2018 transition period and fiscal 2017, 2016, and 2015, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the 2018 transition period:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of July 29, 2017	187,465	$60.71	553,882	$67.46
Granted	29,672	$87.34	138,261	$84.13
Share units vested	(80,884)	$51.49	(272,466)	$57.98
Forfeited or canceled	(2,357)	$81.62	(29,350)	$60.32
Outstanding as of January 27, 2018	133,896	$71.81	390,327	$80.52

The total amount of granted Performance RSUs presented above consists of 99,627 target shares and 38,634 supplemental shares. During the 2018 transition period, the Company canceled 21,139 supplemental shares of Performance RSUs, as a result of the fiscal 2017 performance criteria for attaining those supplemental shares being partially met. The total amount of Performance RSUs outstanding as of January 27, 2018 consists of 278,963 target shares and 111,364 supplemental shares.

The unvested RSUs reflect the approximate amount of units expected to vest after giving effect to estimated forfeitures at an insignificant rate. The total fair value of restricted share units vested during the 2018 transition period and fiscal 2017, 2016, and 2015 was $37.7 million, $33.2 million, $39.1 million, and $15.2 million, respectively.

17. Concentration of Credit Risk

The Company is subject to concentrations of credit risk relating primarily to its cash and equivalents, accounts receivable, and costs and estimated earnings in excess of billings. The Company grants credit under normal payment terms, generally without collateral, to its customers. These customers primarily consist of telephone companies, cable multiple system operators, wireless carriers, network operators, telecommunication equipment and infrastructure providers, and electric and gas utilities and others. With respect to a portion of the services provided to these customers, the Company has statutory lien rights which may in certain circumstances assist in the Company’s collection efforts. Adverse changes in overall business and economic factors may impact the Company’s customers and increase credit risks. These risks may become elevated as a result of economic weakness and market volatility. In the past, some of the Company’s customers have experienced significant financial difficulties and some may experience financial difficulties in the future. These difficulties expose the Company to increased risks related to the collectability of amounts due for services performed.

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 75.8%, 76.1%, 69.7%, and 61.1%, of its total contract revenues during the 2018 transition period and fiscal 2017, 2016, and 2015, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the 2018 transition period or fiscal 2017, 2016, or 2015 were as follows:

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Comcast Corporation	21.6%	17.7%	13.6%	12.9%
AT&T Inc.	20.6%	26.3%	24.4%	20.8%
CenturyLink, Inc.(1)	17.5%	18.2%	14.7%	14.5%
Verizon Communications Inc.(2)	12.0%	9.2%	11.2%	7.7%

Customers whose combined amounts of trade accounts receivable and costs and estimated earnings in excess of billings, net (“CIEB, net”) exceeded 10% of total combined trade receivables and CIEB, net as of January 27, 2018, July 29, 2017, or July 30, 2016 were as follows (dollars in millions):

	January 27, 2018		July 29, 2017		July 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Comcast Corporation	$166.5	24.5%	$159.7	21.3%	$95.3	13.9%
CenturyLink, Inc.(1)	$126.0	18.5%	$148.1	19.8%	$81.5	11.9%
Verizon Communications Inc.(2)	$98.2	14.4%	$73.7	9.8%	$70.2	10.2%
AT&T Inc.	$79.2	11.6%	$87.1	11.6%	$138.8	20.3%
Windstream Corporation	$42.9	6.3%	$84.7	11.3%	$79.0	11.5%

(1) For comparison purposes in the tables above, amounts from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

(2) For comparison purposes in the tables above, amounts from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

In addition another customer had combined amounts of trade accounts receivable and CIEB, net of $25.9 million, or 3.8%, as of January 27, 2018, $47.2 million, or 6.3%, as of July 29, 2017, and $71.5 million, or 10.4%, as of July 30, 2016.

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s trade accounts receivable and costs in excess of billings as of January 27, 2018. See Note 4, Accounts Receivable, and Note 5, Costs and Estimated Earnings in Excess of Billings, for additional information regarding the Company’s trade accounts receivable and costs and estimated earnings in excess of billings.

18. Commitments and Contingencies

In May 2013, CertusView Technologies, LLC (“CertusView”), a wholly-owned subsidiary of the Company, filed suit against S & N Communications, Inc. and S&N Locating Services, LLC (together, “S&N”) in the United States District Court for the Eastern District of Virginia alleging infringement of certain United States patents. In January 2015, the District Court granted S&N’s motion for judgment on the pleadings for failure to claim patent-eligible subject matter, and entered final judgment. CertusView appealed to the Federal Circuit Court the District Court judgment of patent invalidity. On August 11, 2017, the Federal Circuit Court affirmed the District Court’s decision. In October 2017, S&N filed a motion requesting that the District Court make a finding that the suit was an exceptional case and award S&N recovery of $3.8 million in attorney fees. On February 9, 2018, the District Court denied S&N’s motion for an exceptional case finding and any award of attorney fees.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected sometime in calendar 2018. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability, all such payments will be refunded to the subsidiary.

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. As of January 27, 2018, $10.0 million remains in escrow pending resolution of certain post-closing indemnification claims.

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

Commitments

Leases. The Company and its subsidiaries have operating leases primarily covering office facilities that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements was $14.4 million, $32.5 million, $26.8 million, and $18.5 million for the 2018 transition period and fiscal 2017, 2016, and 2015, respectively. The future minimum obligation under these leases with original noncancelable terms in excess of one year is as follows (dollars in thousands):

Future Minimum Lease Payments
2019	$24,955
2020	16,906
2021	9,870
2022	5,700
2023	3,443
Thereafter	3,756
Total	$64,630

The Company also incurred rental expense under operating leases with original terms of one year or less of $15.0 million, $26.0 million, $23.0 million, and $20.4 million for the 2018 transition period and fiscal 2017, 2016, and 2015, respectively.

Performance Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 27, 2018, July 29, 2017, and July 30, 2016, the Company had $118.1 million, $118.2 million, and $165.8 million, respectively, of outstanding performance and other surety contract bonds.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize obligations to the Company’s insurance carriers in connection with the settlement of potential claims. As of January 27, 2018, July 29, 2017, and July 30, 2016, the Company had $48.6 million, $48.7 million, and $57.6 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

19. Transition Period Comparative Data

The following table presents certain financial information for the six months ended January 27, 2018 and January 28, 2017, respectively (dollars in thousands, except share amounts):

	For the Six Months Ended
	January 27, 2018	January 28, 2017
		(Unaudited)
Revenues	$1,411,348	$1,500,355
Expenses:
Cost of earned revenue, excluding depreciation and amortization	1,141,480	1,176,361
General and administrative	124,930	118,395
Depreciation and amortization	85,053	70,252
Total	1,351,463	1,365,008
Interest expense, net	(19,560)	(18,248)
Other income, net	6,225	1,946
Income before income taxes	46,550	119,045
(Benefit) provision for income taxes	(22,285)	44,332
Net income	$68,835	$74,713

Earnings per common share:
Basic	$2.22	$2.37
Diluted	$2.15	$2.32

Shares used in computing earnings per common share:
Basic	31,059,140	31,480,660
Diluted	32,054,945	32,180,923

20. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly financial data from the 2018 transition period and fiscal 2017 and 2016 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. The Company’s fiscal year consists of either 52 weeks or 53 weeks of operations with the additional week of operations occurring in the fourth quarter. Fiscal 2017 consisted of 52 weeks, compared to fiscal 2016 which consisted of 53 weeks. The sum of the quarterly results may not equal the reported annual amounts due to rounding (dollars in thousands, except per share amounts).

	Quarter Ended
2018 Transition Period(1):	First Quarter	Second Quarter
Contract revenues	$756,215	$655,133
Costs of earned revenues, excluding depreciation and amortization	$600,847	$540,633
Gross profit	$155,368	$114,500
Net income	$28,776	$40,059
Earnings per common share - Basic	$0.93	$1.29
Earnings per common share - Diluted	$0.90	$1.24

	Quarter Ended
Fiscal 2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$799,223	$701,131	$786,338	$780,188
Costs of earned revenues, excluding depreciation and amortization	$614,990	$561,371	$621,475	$606,898
Gross profit	$184,233	$139,760	$164,863	$173,290
Net income	$51,050	$23,663	$38,796	$43,708
Earnings per common share - Basic	$1.62	$0.75	$1.24	$1.41
Earnings per common share - Diluted	$1.59	$0.74	$1.22	$1.38

	Quarter Ended
Fiscal 2016:	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$659,268	$559,470	$664,645	$789,159
Costs of earned revenues, excluding depreciation and amortization	$506,978	$450,284	$520,408	$605,909
Gross profit	$152,290	$109,186	$144,237	$183,250
Net income	$30,824	$15,473	$33,083	$49,360
Earnings per common share - Basic	$0.94	$0.47	$1.02	$1.57
Earnings per common share - Diluted	$0.91	$0.46	$1.00	$1.54

(1) The second quarter of the 2018 transition period includes an income tax benefit associated with Tax Reform of approximately $32.2 million. This benefit primarily resulted from the re-measurement of the Company’s net deferred tax liabilities at a lower U.S. federal corporate income tax rate. The 2018 transition period also includes an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards as a result of the application of ASU 2016-09. See Note 12, Income Taxes, for additional information regarding these tax benefits.

(2) During the first quarter of fiscal 2016, the Company incurred a pre-tax charge of approximately $16.3 million for early extinguishment of debt in connection with the redemption of the Company’s 7.125% senior subordinated notes. See Note 11, Debt, for additional information regarding the Company’s debt transactions.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Dycom Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries as of January 27, 2018, July 29, 2017 and July 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the six months ended January 27, 2018 and each of the three years in the period ended July 29, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 27, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 27, 2018, July 29, 2017 and July 30, 2016, and the results of their operations and their cash flows for the six months ended January 27, 2018 and each of the three years in the period ended July 29, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 2, 2018

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 27, 2018, the end of the period covered by this Transition Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 27, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 27, 2018.

The effectiveness of the Company’s internal control over financial reporting as of January 27, 2018 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Transition Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 27, 2018.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning directors and nominees of the Registrant and other information as required by this item are hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The information set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this Transition Report on Form 10-K is incorporated herein by reference.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated financial statements: the consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm are included in Part II, Item 8, Financial Statements and Supplementary Data, of this Transition Report on Form 10-K.

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

10.4*
2012 Long-Term Incentive Plan, amended and restated effective as of November 21, 2017 (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 12, 2017).

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

10.12*	2017 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 12, 2017).
10.13* +	Form of Non-Employee Director Restricted Stock Unit Agreement under the 2017 Non-Employee Directors Equity Plan.

10.14*
Employment Agreement for Steven E. Nielsen dated as of April 26, 2016 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on April 27, 2016, as amended by Dycom Industries, Inc.’s Current Report on Form 8-K/A filed with the SEC on April 27, 2016).

10.15*	Employment Agreement for Timothy R. Estes dated as of October 25, 2017 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2017).
10.16*	Employment Agreement for Richard B. Vilsoet dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.17*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.18*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).
10.19*
Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on September 3, 2009).

10.20
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

10.21
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

10.22
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

10.23
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

10.24
Fourth Amendment to Credit Agreement, dated as of June 17, 2016, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2016).

10.25
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

10.36
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.37
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

12.1 +	Computation of Ratio of Earnings to Fixed Charges.
18.1 +	Preferability Letter from Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
21.1 +	Principal subsidiaries of Dycom Industries, Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 +	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +
The following materials from the Registrant’s Transition Report on Form 10-K for the transition period ended January 27, 2018 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.

+	Filed herewith
*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 2, 2018	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	March 2, 2018
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	March 2, 2018
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Rebecca Brightly Roach	Vice President and Chief Accounting Officer	March 2, 2018
Rebecca Brightly Roach	(Principal Accounting Officer)

/s/ Stephen C. Coley	Director	March 2, 2018
Stephen C. Coley

/s/ Dwight B. Duke	Director	March 2, 2018
Dwight B. Duke

/s/ Eitan Gertel	Director	March 2, 2018
Eitan Gertel

/s/ Anders Gustafsson	Director	March 2, 2018
Anders Gustafsson

/s/ Patricia L. Higgins	Director	March 2, 2018
Patricia L. Higgins

/s/ Laurie J. Thomsen	Director	March 2, 2018
Laurie J. Thomsen