Form 10-Q
period 2018-04-28
DYCOM INDUSTRIES INC
filed 2018-05-24
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 28, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

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

There were 31,194,881 shares of common stock with a par value of $0.33 1/3 outstanding at May 21, 2018.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	April 28, 2018	January 27, 2018
ASSETS
Current assets:
Cash and equivalents	$57,946	$84,029
Accounts receivable, net	644,980	318,684
Contract assets	101,163	369,472
Inventories	84,260	79,039
Income tax receivable	15,568	13,852
Other current assets	32,165	39,710
Total current assets	936,082	904,786

Property and equipment, net	416,258	414,768
Goodwill	325,840	321,743
Intangible assets, net	178,075	171,469
Other	26,755	28,190
Total non-current assets	946,928	936,170
Total assets	$1,883,010	$1,840,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,200	$92,361
Current portion of debt	28,875	26,469
Contract liabilities	5,730	6,480
Accrued insurance claims	40,182	53,890
Income taxes payable	1,902	755
Other accrued liabilities	86,971	79,657
Total current liabilities	275,860	259,612

Long-term debt	731,736	733,843
Accrued insurance claims	59,865	59,385
Deferred tax liabilities, net non-current	62,817	57,428
Other liabilities	5,750	5,692
Total liabilities	1,136,028	1,115,960

COMMITMENTS AND CONTINGENCIES, Note 19

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,193,069 and 31,185,669 issued and outstanding, respectively	10,398	10,395
Additional paid-in capital	11,010	6,170
Accumulated other comprehensive loss	(1,234)	(1,146)
Retained earnings	726,808	709,577
Total stockholders’ equity	746,982	724,996
Total liabilities and stockholders’ equity	$1,883,010	$1,840,956

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 28, 2018	April 29, 2017
REVENUES:
Contract revenues	$731,375	$786,338

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	599,573	621,475
General and administrative (including stock-based compensation expense of $4.9 million and $4.9 million, respectively)	62,283	61,317
Depreciation and amortization	43,355	37,411
Total	705,211	720,203

Interest expense, net	(10,166)	(9,382)
Other income, net	7,711	4,793
Income before income taxes	23,709	61,546

Provision (benefit) for income taxes:
Current	1,095	25,519
Deferred	5,383	(2,769)
Total provision for income taxes	6,478	22,750

Net income	$17,231	$38,796

Earnings per common share:
Basic earnings per common share	$0.55	$1.24

Diluted earnings per common share	$0.53	$1.22

Shares used in computing earnings per common share:
Basic	31,190,366	31,357,124

Diluted	32,407,914	31,909,926

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 28, 2018	April 29, 2017
Net income	$17,231	$38,796
Foreign currency translation losses, net of tax	(88)	(165)
Comprehensive income	$17,143	$38,631

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 28, 2018	April 29, 2017
OPERATING ACTIVITIES:
Net income	$17,231	$38,796
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	43,355	37,411
Deferred income tax provision (benefit)	5,383	(2,769)
Stock-based compensation	4,863	4,915
Bad debt (recovery) expense, net	(24)	98
Gain on sale of fixed assets	(8,415)	(5,048)
Amortization of debt discount	4,672	4,425
Amortization of debt issuance costs and other	887	835
Excess tax benefit from share-based awards	—	(1,274)
Change in operating assets and liabilities:
Accounts receivable, net	(8,552)	(31,164)
Contract assets, net	(44,133)	(44,636)
Other current assets and inventory	(10,533)	(5,680)
Other assets	(212)	330
Income taxes receivable/payable	(568)	20,643
Accounts payable	13,169	13,338
Accrued liabilities, insurance claims, and other liabilities	7,454	12,102
Net cash provided by operating activities	24,577	42,322

INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(20,917)	(26,427)
Capital expenditures	(34,497)	(58,312)
Proceeds from sale of assets	8,011	5,753
Other investing activities	1,576	628
Net cash used in investing activities	(45,827)	(78,358)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	—	208,000
Principal payments on senior credit agreement, including term loans	(4,813)	(146,188)
Repurchase of common stock	—	(37,909)
Exercise of stock options	67	946
Restricted stock tax withholdings	(87)	(221)
Excess tax benefit from share-based awards	—	1,274
Net cash (used in) provided by financing activities	(4,833)	25,902
Net decrease in cash and equivalents and restricted cash	(26,083)	(10,134)

CASH AND EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	90,182	34,899

CASH AND EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$64,099	$24,765

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$5,415	$4,907
Cash paid for taxes, net	$2,322	$4,962
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,769	$9,579

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Transition Report on Form 10-K for the six months ended January 27, 2018, filed with the SEC on March 2, 2018. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

Accounting Period. In September 2017, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligns the Company’s fiscal year with the planning cycles of its customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. Beginning with fiscal 2019, each fiscal year ends on the last Saturday in January and consists of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter).

The Company refers to the period beginning January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, and the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”.

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

2. Significant Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates are based on the Company’s historical experience and management’s understanding of current facts and circumstances. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates.

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Transition Report on Form 10-K for the six months ended January 27, 2018 except as described below.

Revenue Recognition. The Company performs a substantial majority of its services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Contractual agreements exist when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. The Company’s services are performed for the sole benefit of its customers, whereby the assets being created or maintained are controlled by the customer and the services the Company performs do not have alternative benefits for the Company. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when the Company’s performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, representing approximately 5.0% of contract revenues during the three months ended April 28, 2018, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as similar selling prices for similar tasks, or in the alternative, the cost to perform tasks. Revenue is recognized for these items as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation.

For certain contracts, representing approximately 2.5% of contract revenues, the Company uses the cost-to-cost measure of progress. These contracts are generally lump sum jobs that are completed over a three to four month period. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. For contracts using the cost-to-cost measure of progress, the Company accrues the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

Accounts receivable, net. The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated realizable value. Unbilled accounts receivable represent amounts the Company has an unconditional right to receive payment for although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other billing requirements within contract terms. Certain of the Company’s contracts contain retainage provisions where a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are met. The collectability of retainage is included in the Company’s overall assessment of the collectability of accounts receivable amounts due. The Company expects to collect the outstanding balance of accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next twelve months. The Company estimates its allowance for doubtful accounts for specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the credit worthiness of the Company’s customers.

Contract assets. Contract assets include unbilled amounts typically resulting from arrangements whereby the right to payment is conditioned on completing additional tasks or services for a performance obligation.

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The Company’s contract asset and liability is reported in a net position on a contract by contract basis at the end of each reporting period. As of April 28, 2018 and January 27, 2018, the contract liabilities balance is classified as current based on the timing of when the Company expects to complete the tasks for the recognition of revenue.

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of Company’s long-term debt, which is based on observable market-based inputs (Level 2). See Note 13, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of April 28, 2018 and January 27, 2018. During the three months ended April 28, 2018 and April 29, 2017, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

3. Accounting Standards

There have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Transition Report on Form 10-K for the six months ended January 27, 2018, filed with the SEC on March 2, 2018. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the period are covered in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Standards

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU No. 2014-09 and related updates are referred to herein as “ASU 2014-09”. ASU 2014-09 replaces numerous requirements in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method and the modified retrospective method. Under the full retrospective method, the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application. Effective January 28, 2018, the Company adopted the requirements of ASU 2014-09 using the modified retrospective method. As a practical expedient, the Company adopted the new standard only for existing contracts as of January 28, 2018, the date of adoption. Any contracts that had expired prior to January 28, 2018 were not evaluated against the new standard. The Company believes its application of the new standard to only those contracts existing as of January 28, 2018 did not have a material impact on adoption.

As of January 28, 2018, the date of adoption, the Company reclassified $311.7 million of unbilled receivables from contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) to accounts receivable, net in accordance with the guidance under ASU 2014-09. As of April 28, 2018, the disclosure of the impact of adoption on the Company’s condensed consolidated balance sheet is as follows (dollars in thousands):

	April 28, 2018
	As reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Assets
Accounts receivable, net	$644,980	$326,973	$318,007
Contract assets	$101,163	$419,170	$(318,007)

The adoption of ASU 2014-09 resulted in balance sheet classification changes for amounts that have not been invoiced to customers but for which the Company has satisfied the performance obligation and has an unconditional right to receive payment. Prior to the adoption of ASU 2014-09, amounts not yet invoiced to customers were included in the Company’s contract assets regardless of rights to payment. These amounts represent unbilled accounts receivable for which the Company has an unconditional right to receive payment although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other billing requirements within contract terms.

The standard did not have an impact to opening retained earnings or the Company’s condensed consolidated statement of operations as there was no change in timing or amount of revenue recognized under contracts with customers, as compared to the Company’s historical revenue recognition practices.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice regarding the classification and presentation of changes in restricted cash within the statement of cash flows. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 28, 2018, the first day of fiscal 2019, and applied this change of presentation retrospectively to the Company’s condensed consolidated statement of cash flows for the three months ended April 29, 2017.

As a result of the retrospective adoption, the beginning-of-period and end-of-period total amounts have been restated to include restricted cash of $5.4 million, $5.4 million, and $6.2 million as of January 28, 2017, April 29, 2017, and January 27, 2018, respectively. Restricted cash primarily relates to funding provisions of the Company’s insurance program.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). In an effort to reduce diversity in practice regarding the classification of certain transactions within the statement of cash flows, ASU 2016-15 addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. Historically, the Company has classified certain cash flows related to debt prepayment or debt extinguishment costs as operating activities. Upon adoption of ASU 2016-15, the Company is required to classify such cash flows as financing activities. The adoption of ASU 2016-15 as it relates to any of the other seven cash flow issues specified does not have a material effect on the Company’s consolidated statement of cash flows. The Company adopted ASU 2016-15 effective January 28, 2018, the first day of fiscal 2019, on a retrospective basis as required. There was no impact to the Company’s condensed consolidated statement of cash flows for the three months ended April 28, 2018 or April 29, 2017 as a result of the adoption.

The Company also adopted the following Accounting Standards Updates during the three months ended April 28, 2018, neither of which had a material effect on the Company’s consolidated financial statements:

ASU		Adoption Date
2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	January 28, 2018
2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	January 28, 2018

Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 substantially retains the classification for leasing transactions as finance or operating leases. The new guidance establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize total lease expense on a straight-line basis.

As a result of the adoption of ASU 2016-02, it is expected that the Company's operating leases with terms greater than twelve months will be recognized as lease assets and lease liabilities on its consolidated balance sheet. ASU 2016-02 is not expected to have a material effect on the amount of expense recognized in connection with the Company’s current lease contracts as compared to current practice. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach and will be effective for the Company for the fiscal year ended January 25, 2020 and interim reporting periods within that year. The Company continues to evaluate the impact of adoption.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	April 28, 2018	April 29, 2017
Net income available to common stockholders (numerator)	$17,231	$38,796

Weighted-average number of common shares (denominator)	31,190,366	31,357,124

Basic earnings per common share	$0.55	$1.24

Weighted-average number of common shares	31,190,366	31,357,124
Potential shares of common stock arising from stock options, and unvested restricted share units	602,549	552,802
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(1)	614,999	—
Total shares-diluted (denominator)	32,407,914	31,909,926

Diluted earnings per common share	$0.53	$1.22

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	80,847	96,020
0.75% convertible senior notes due 2021	4,390,735	5,005,734
Warrants	5,005,734	5,005,734
Total	9,477,316	10,107,488

(1) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants associated with the Company’s convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. For the three months ended April 28, 2018, the Company’s average stock price of $110.46 exceeded the conversion price for the convertible senior notes. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during the period are included in the calculation of diluted earnings per share for the three months ended April 28, 2018. As the Company’s average stock price did not exceed the strike price for the warrants, the underlying common shares were anti-dilutive as reflected in the table above.

In connection with the offering of the convertible senior notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the convertible senior notes when the average stock price for the period is above $96.89 per share. See Note 13, Debt, for additional information related to the Company’s convertible senior notes, warrant transactions, and hedge transactions.

5. Acquisitions

Fiscal 2019. During March 2018, the Company acquired certain assets and assumed certain liabilities of a telecommunications construction and maintenance services provider in the Midwest and Northeast United States for $20.9 million, net of cash acquired. This acquisition expands the Company’s geographic presence within its existing customer base.

Fiscal 2017. During March 2017, the Company acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and

Pacific Northwest United States. This acquisition expands the Company’s geographic presence within its existing customer base.

Purchase Price Allocations

The purchase price allocation of Texstar was completed within the 12-month measurement period from the date of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material. The purchase price allocation of the business acquired in fiscal 2019 is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2019 and fiscal 2017 (dollars in millions):

	2019	2017
Assets
Accounts receivable	$6.0	$8.9
Contract assets	—	2.4
Inventories and other current assets	0.2	0.2
Property and equipment	0.5	5.6
Goodwill	4.1	10.1
Intangible assets - customer relationships	12.3	9.8
Intangible assets - trade names and other	—	0.7
Total assets	23.1	37.7

Liabilities
Accounts payable	2.2	3.2
Accrued and other current liabilities	—	3.4
Deferred tax liabilities, net non-current	—	5.0
Total liabilities	2.2	11.6

Net Assets Acquired	$20.9	$26.1

The goodwill associated with the stock purchase of Texstar is not deductible for tax purposes. Results of businesses acquired are included in the condensed consolidated financial statements from their respective dates of acquisition. The revenues and net income of the fiscal 2019 acquisition and Texstar were not material during the three months ended April 28, 2018 or April 29, 2017.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net, contract assets, and contract liabilities. See Note 2, Significant Accounting Policies and Estimates, for further information on the Company’s policies related to these balance sheet accounts, as well as its revenue recognition policies.

Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	April 28, 2018	January 27, 2018
Trade accounts receivable	$309,724	$300,271
Unbilled accounts receivable	318,007	—
Retainage	18,225	19,411
Total	645,956	319,682
Less: allowance for doubtful accounts	(976)	(998)
Accounts receivable, net	$644,980	$318,684

See Note 3, Accounting Standards, for further information on the comparative unbilled accounts receivable as of April 28, 2018 and January 27, 2018 as a result of the adoption of ASU 2014-09. Trade accounts receivable and unbilled accounts receivable increased $2.1 million and $3.9 million, respectively, from the fiscal 2019 acquisition.

During the three months ended April 28, 2018 and April 29, 2017, write-offs to the allowance for doubtful accounts, net of recoveries, were not material.

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	April 28, 2018	January 27, 2018
Contract assets	$101,163	$369,472
Contract liabilities	5,730	6,480
Contract assets, net	$95,433	$362,992

See Note 3, Accounting Standards, for further information on the comparative contract assets as of April 28, 2018 and January 27, 2018 as a result of the adoption of ASU 2014-09. Excluding the impact of the adoption of ASU 2014-09, the increase in contract assets is primarily a result of a general increase in services performed during the three months ended April 28, 2018 under the related contracts as compared to billing requirements met during the period. There were no other material changes in contract assets during the periods. During the three months ended April 28, 2018, the Company performed services and recognized an immaterial amount of revenue related to its contract liabilities that existed at January 27, 2018.

Customer Credit Concentration

Customers whose combined amounts of trade accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of April 28, 2018 or January 27, 2018 were as follows (dollars in millions):

	April 28, 2018		January 27, 2018
	Amount	% of Total	Amount	% of Total
Comcast Corporation	$164.2	22.2%	$166.5	24.5%
Verizon Communications Inc.	$156.5	21.1%	$98.2	14.4%
CenturyLink, Inc.	$120.3	16.3%	$126.0	18.5%
AT&T Inc.	$102.8	13.9%	$79.2	11.6%

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net as of April 28, 2018 or January 27, 2018.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	April 28, 2018	January 27, 2018
Prepaid expenses	$18,461	$13,167
Insurance recoveries/receivables for accrued insurance claims	911	13,701
Receivables on equipment sales	1,344	31
Deposits and other current assets, including restricted cash	11,449	12,811
Total other current assets	$32,165	$39,710

Other assets (long-term) consisted of the following (dollars in thousands):

	April 28, 2018	January 27, 2018
Deferred financing costs	$3,496	$3,873
Restricted cash	5,253	5,253
Insurance recoveries/receivables for accrued insurance claims	5,576	6,722
Other non-current deposits and assets	12,430	12,342
Total other assets	$26,755	$28,190

Insurance recoveries/receivables represent amounts related to accrued insurance claims that exceed the Company’s loss retention and are covered by insurance. During the three months ended April 28, 2018, total insurance recoveries/receivables decreased approximately $13.9 million related to the settlement of claims.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	April 28, 2018	January 27, 2018
Cash and equivalents	$57,946	$84,029
Restricted cash included in:
Other current assets	900	900
Other assets (long-term)	5,253	5,253
Total cash and equivalents and restricted cash	$64,099	$90,182

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	April 28, 2018	January 27, 2018
Land	—	$3,470	$3,470
Buildings	10-35	12,437	12,315
Leasehold improvements	1-10	14,696	14,202
Vehicles	1-5	540,862	536,379
Computer hardware and software	1-7	123,306	117,058
Office furniture and equipment	1-10	12,126	11,686
Equipment and machinery	1-10	277,450	273,712
Total		984,347	968,822
Less: accumulated depreciation		(568,089)	(554,054)
Property and equipment, net		$416,258	$414,768

Depreciation expense was $37.7 million and $31.2 million for the three months ended April 28, 2018 and April 29, 2017, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $325.8 million and $321.7 million as of April 28, 2018 and January 27, 2018, respectively. Changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 27, 2018	$517,510	$(195,767)	$321,743
Goodwill from fiscal 2019 acquisition	4,097	—	4,097
Balance as of April 28, 2018	$521,607	$(195,767)	$325,840

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

The Company has historically completed its annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in the Company’s fiscal year end, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this became the first day of the Company’s fourth fiscal quarter. For the 2018 transition period, the assessment was performed as of October 29, 2017. As a result of the Company’s 2018 transition period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were substantially in excess of their carrying values and no impairment had occurred. As of April 28, 2018, the Company continues to believe the goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units; however, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	April 28, 2018				January 27, 2018
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	11.7	$312,017	$141,096	$170,921	$299,717	$135,544	$164,173
Trade names	8.3	10,350	7,992	2,358	10,350	7,872	2,478
UtiliQuest trade name	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	2.2	450	354	96	450	332	118
		$327,517	$149,442	$178,075	$315,217	$143,748	$171,469

Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.7 million and $6.2 million for the three months ended April 28, 2018 and April 29, 2017, respectively.

As of April 28, 2018, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

11. Accrued Insurance Claims

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in the twelve month policy period ending January 30, 2019, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims is $78.9 million for the twelve month policy period ending January 30, 2019.

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar year 2019, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount. Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	April 28, 2018	January 27, 2018
Accrued insurance claims - current	$40,182	$53,890
Accrued insurance claims - non-current	59,865	59,385
Total accrued insurance claims	$100,047	$113,275

Insurance recoveries/receivables:
Current (included in Other current assets)	$911	$13,701
Non-current (included in Other assets)	5,576	6,722
Total insurance recoveries/receivables	$6,487	$20,423

During the three months ended April 28, 2018, total insurance recoveries/receivables decreased approximately $13.9 million related to the settlement of claims which were paid by the Company’s insurers. Accrued insurance claims decreased by a corresponding amount.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	April 28, 2018	January 27, 2018
Accrued payroll and related taxes	$25,522	$23,010
Accrued employee benefit and incentive plan costs	10,010	16,097
Accrued construction costs	34,769	24,582
Other current liabilities	16,670	15,968
Total other accrued liabilities	$86,971	$79,657

13. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	April 28, 2018	January 27, 2018
Credit Agreement - Revolving facility (matures April 2020)	$—	$—
Credit Agreement - Term loan facilities (mature April 2020)	353,250	358,063
0.75% convertible senior notes, net (mature September 2021)	407,361	402,249
	760,611	760,312
Less: current portion	(28,875)	(26,469)
Long-term debt	$731,736	$733,843

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

Borrowings under the Credit Agreement bear interest at the rates described below based upon the Company’s consolidated leverage ratio, which is the ratio of the Company’s consolidated total funded debt to its trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, the Company incurs certain fees for unused balances and letters of credit at the rates described below, also based upon the Company’s consolidated leverage ratio:

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

Standby letters of credit of approximately $48.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of both April 28, 2018 and January 27, 2018.

The weighted average interest rates and fees for balances under the Credit Agreement as of April 28, 2018 and January 27, 2018 were as follows:

	Weighted Average Rate End of Period
	April 28, 2018	January 27, 2018
Borrowings - Term loan facilities	3.63%	3.30%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of April 28, 2018 or January 27, 2018.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio as specified in the Credit Agreement in connection with permitted acquisitions. In addition, the Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At both April 28, 2018 and January 27, 2018, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability under the revolving facility of $401.4 million as determined by the most restrictive covenant.

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

During the three months ended April 28, 2018, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of April 28, 2018. As a result, the Notes were not convertible during the three months ended April 28, 2018 and are classified as long-term debt.

In accordance with ASC Topic 470, Debt, certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the notes. The Company incurred $4.7 million and $4.4 million of interest expense during the three months ended April 28, 2018 and April 29, 2017, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	April 28, 2018	January 27, 2018
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(70,227)	(74,899)
Less: Debt issuance costs	(7,412)	(7,852)
Net carrying amount of Notes	$407,361	$402,249

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $126.61 and $136.01 as of April 28, 2018 and January 27, 2018, respectively (dollars in thousands):

	April 28, 2018	January 27, 2018
Fair value of principal amount of Notes	$614,059	$659,649
Less: Debt discount and debt issuance costs	(77,639)	(82,751)
Fair value of Notes	$536,420	$576,898

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

The Company recorded an initial deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded an initial deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities in the condensed consolidated balance sheets. See Note 14, Income Taxes, for additional information regarding the Company’s deferred tax liabilities and assets.

14. Income Taxes

The Company’s interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.
The Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted in December 2017 and includes significant changes to U.S. income tax law. Tax Reform, among other things, reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent. As a result, the Company’s net deferred tax liabilities as of January 27, 2018 were remeasured to reflect the reduced rate under Tax Reform.
The Company’s effective income tax rate of 27.3% and 37.0% for the three months ended April 28, 2018 and April 29, 2017, respectively, differs from the applicable U.S. federal corporate income tax rate for each respective period primarily as the result of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, and certain impacts from the vesting and exercise of share-based awards.
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

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	April 28, 2018	April 29, 2017
Gain on sale of fixed assets	$8,415	$5,048
Miscellaneous (expense), net	(704)	(255)
Total other income, net	$7,711	$4,793

The Company participates in a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to the customer’s bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the condensed consolidated statements of operations. During each of the three months ended April 28, 2018 and

April 29, 2017, miscellaneous expense, net includes approximately $0.9 million of discount fee expense incurred in connection with the non-recourse sale of accounts receivable under this program. The program has not changed since its inception during fiscal 2016.

16. Capital Stock

Repurchases of Common Stock. During the three months ended April 29, 2017, the Company repurchased and canceled 400,000 shares of its common stock, at an average price of $94.77 per share, for $37.9 million. The Company did not repurchase any of its common stock during the three months ended April 28, 2018. As of April 28, 2018, $95.2 million remained available for repurchases through August 2018 under the Company’s share repurchase program.

17. Stock-Based Awards

The Company has certain stock-based compensation plans under which it grants stock-based awards, including common stock, stock options, restricted share units, and performance-based restricted share units (“Performance RSUs”) to attract, retain, and reward talented employees, officers, and directors, and to align the interests of employees, officers, and directors with those of the stockholders.

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

The performance criteria for the Company’s performance-based equity awards utilize the Company’s operating earnings (adjusted for certain amounts) as a percentage of contract revenues for the applicable four-quarter period (a “Performance Year”) and its Performance Year operating cash flow level (adjusted for certain amounts). Additionally, certain awards include three-year performance goals that, if met, result in supplemental shares awarded. For Performance RSUs, the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that performance criteria for the awards will be met.

Stock-based compensation expense and the related tax benefit recognized and realized during the three months ended April 28, 2018 and April 29, 2017 were as follows (dollars in thousands):

	For the Three Months Ended
	April 28, 2018	April 29, 2017
Stock-based compensation	$4,863	$4,915
Income tax effect of stock-based compensation	$1,069	$1,943
As of April 28, 2018, the Company had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $3.8 million, $11.5 million, and $31.9 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.8, and 2.5, respectively, based on the average remaining service periods for the awards. As of April 28, 2018, the Company may recognize an additional $13.4 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended April 28, 2018:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 27, 2018	636,730	$27.93
Granted	28,796	$106.19
Options exercised	(5,084)	$13.15
Canceled	—	$—
Outstanding as of April 28, 2018	660,442	$31.46

Exercisable options as of April 28, 2018	544,423	$21.71

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended April 28, 2018:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 27, 2018	133,896	$71.81	390,327	$80.52
Granted	39,612	$106.36	218,628	$106.19
Share units vested	(3,099)	$76.98	—	$—
Forfeited or canceled	(3,299)	$59.10	(10,437)	$81.55
Outstanding as of April 28, 2018	167,110	$80.16	598,518	$89.88

The total amount of granted Performance RSUs presented above consists of 158,841 target shares and 59,787 supplemental shares. The total amount of Performance RSUs outstanding as of April 28, 2018 consists of 431,118 target shares and 167,400 supplemental shares.

18. Customer Concentration and Revenue Information

Geographic Location

The Company provides services throughout the United States and in Canada. Revenues from services provided in Canada were not material during the three months ended April 28, 2018 or April 29, 2017.

Significant Customers

The Company’s customer base is highly concentrated, with its top five customers during the three months ended April 28, 2018 and April 29, 2017 accounting for approximately 78.8% and 78.4%, respectively, of its total contract revenues. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended April 28, 2018 or April 29, 2017, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended
	April 28, 2018		April 29, 2017
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$177.0	24.2%	$213.1	27.1%
Comcast Corporation	159.2	21.8	152.9	19.4
Verizon Communications Inc.	122.1	16.7	66.8	8.5
CenturyLink, Inc.(1)	89.7	12.3	146.2	18.6
Total other customers combined	183.4	25.0	207.3	26.4
Total contract revenues	$731.4	100.0%	$786.3	100.0%

(1) For comparison purposes in the table above, amounts from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on the Company’s customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three months ended April 28, 2018 and April 29, 2017 were as follows (dollars in millions):

	For the Three Months Ended
	April 28, 2018		April 29, 2017
	Amount	% of Total	Amount	% of Total
Telecommunications	$667.2	91.2%	$725.3	92.2%
Underground facility locating	45.1	6.2	42.1	5.4
Electrical and gas utilities and other	19.1	2.6	18.9	2.4
Total contract revenues	$731.4	100.0%	$786.3	100.0%

Remaining Performance Obligations

Master service agreements and other contractual agreements with customers contain customer-specified service requirements, such as discrete pricing for individual tasks. In most cases, the Company’s customers are not contractually committed to procure specific volumes of services under these agreements.

Services are generally performed pursuant to these agreements in accordance with individual work orders. An individual work order generally is completed within one year or in many cases, less than one week. As a result, the Company’s remaining performance obligations under the work orders not yet completed is not meaningful in relation to the Company’s overall revenue at any given point in time. The Company applies the practical expedient in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

19. Commitments and Contingencies

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act (“ERISA”) for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected sometime in calendar 2018. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability, all such payments will be refunded to the subsidiary.

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. In April 2018, $9.7 million of escrowed funds were released in connection with the resolution of certain indemnification claims, of which Dycom received $1.6 million. There was no impact on the Company’s results of operations related to the escrow release. As of April 28, 2018, approximately $0.3 million remains in escrow pending resolution of certain post-closing indemnification claims.

From time to time, the Company is party to various claims and legal proceedings arising in the ordinary course of our business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the outcome of any such claims or proceedings will not have a material effect on our financial statements.

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

Commitments

Performance Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 28, 2018 and January 27, 2018, the Company had $110.2 million and $118.1 million, respectively, of outstanding performance and other surety contract bonds.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize obligations to the Company’s insurance carriers in connection with the settlement of potential claims. As of both April 28, 2018 and January 27, 2018, the Company had $48.6 million of outstanding standby letters of credit issued under the Credit Agreement.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains forward-looking statements relating to future events, financial performance, strategies, expectations, and the competitive environment. Words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “forecast,” “target,” “outlook,” “may,” “should,” “could,” and similar expressions, as well as statements written in the future tense, identify forward-looking statements. They will not necessarily be accurate indications of whether or at what time such performance or results will be achieved.

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10‑Q, as well as Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Transition Report on Form 10-K for the six months ended January 27, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018 and other risks outlined in our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Transition Report on Form 10-K for the six months ended January 27, 2018. Our Transition Report on Form 10-K for the six months ended January 27, 2018 was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

Introduction

We are a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiaries provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We provide the labor, tools, and equipment necessary to design, engineer, locate, maintain, expand, install, and upgrade the telecommunications infrastructure of our customers.

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

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber to the home to enable video offerings and 1 gigabit high-speed connections. Cable operators continue to increase the speeds of their services to residential customers and to deploy fiber to business customers. These deployments are often in anticipation of the customer sales process as confidence and the number of customers continue to increase. Fiber deep deployments to expand capacity as well as new build opportunities and overall capital expenditures are increasing.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during the three months ended April 28, 2018 and April 29, 2017 accounting for approximately 78.8% and 78.4%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three months ended April 28, 2018 or April 29, 2017:

	For the Three Months Ended
	April 28, 2018	April 29, 2017
AT&T Inc.	24.2%	27.1%
Comcast Corporation	21.8%	19.4%
Verizon Communications Inc.	16.7%	8.5%
CenturyLink, Inc.(1)	12.3%	18.6%
Charter Communications, Inc.	3.9%	3.6%
Windstream Corporation	3.3%	4.8%

(1) For comparison purposes, revenues from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

In addition, another customer contributed 0.9% and 3.4% to our total revenue during the three months ended April 28, 2018 and April 29, 2017, respectively.

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements, such as discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. Revenues from multi-year master service agreements were approximately 62.3% and 64.6% of total contract revenues during the three months ended April 28, 2018 and April 29, 2017, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout. Revenues from long-term contracts were 24.5%, and 24.3% during the three months ended April 28, 2018 and April 29, 2017, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2019. During March 2018, we acquired certain assets and assumed certain liabilities of a telecommunications construction and maintenance services provider in the Midwest and Northeast United States for $20.9 million, net of cash acquired. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2017. During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest United States. This acquisition expands our geographic presence within our existing customer base.

The results of these businesses acquired are included in the condensed consolidated financial statements from their respective dates of acquisition. The purchase price allocation of Texstar was completed within the 12-month measurement period from the date of acquisition. Adjustments to the provisional allocation were recognized in the reporting period in which the adjustments were determined and were not material. The purchase price allocation of the fiscal 2019 acquisition is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our accounting policies and critical accounting estimates described in our Transition Report on Form 10-K for the six months ended January 27, 2018 except as described below.

Understanding Our Results of Operations

The following information is presented in order for the reader to better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Consolidated Financial Statements included in our Transition Report on Form 10-K for the six months ended January 27, 2018 filed with the SEC on March 2, 2018.

Accounting Period. In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligns our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. Beginning with fiscal 2019, each fiscal year ends on the last Saturday in January and consists of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter).

Revenues. We perform a substantial majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Contractual agreements exist when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, representing approximately 5.0% of revenue during the three months ended April 28, 2018, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as similar selling prices for similar tasks, or in the alternative, the cost to perform tasks. Revenue is recognized for these items as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation.

For certain contracts, representing approximately 2.5% of contract revenues, we use the cost-to-cost measure of progress. These contracts are generally lump sum that are completed over a three to four month period. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. For contracts using the cost-to-cost measure of progress, we accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

Cost of Earned Revenues. Cost of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation), direct materials, costs of our insurance program, and other direct costs. Under our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes non-cash amortization of our convertible senior notes debt discount and amortization of debt issuance costs. See Note 13, Debt, in the Notes to the Condensed Consolidated Financial Statements for information on the non-cash amortization of the debt discount and debt issuance costs.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Seasonality and Quarterly Fluctuations. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather, which are more likely to occur during the winter, impact our operations during the fiscal quarters ending in January and April. In addition, a disproportionate percentage of paid holidays fall within the fiscal quarter ending in January, decreasing the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

Results of Operations

The results of operations of businesses acquired are included in the condensed consolidated financial statements from their dates of acquisition. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of revenue (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	April 28, 2018		April 29, 2017
Revenues	$731.4	100.0%	$786.3	100.0%
Expenses:
Cost of earned revenue, excluding depreciation and amortization	599.6	82.0	621.5	79.0
General and administrative	62.3	8.5	61.3	7.8
Depreciation and amortization	43.4	5.9	37.4	4.8
Total	705.2	96.4	720.2	91.6
Interest expense, net	(10.2)	(1.4)	(9.4)	(1.2)
Other income, net	7.7	1.1	4.8	0.6
Income before income taxes	23.7	3.2	61.5	7.8
Provision for income taxes	6.5	0.9	22.8	2.9
Net income	$17.2	2.4%	$38.8	4.9%

Revenues. Revenues were $731.4 million during the three months ended April 28, 2018 compared to $786.3 million during the three months ended April 29, 2017. Revenues from acquired businesses that were not owned for the entire period in both the current and prior year quarter were $15.4 million and $7.1 million for the three months ended April 28, 2018 and April 29, 2017, respectively. Additionally, the Company earned approximately $14.8 million of revenues from storm restoration services during the three months ended April 28, 2018.

Excluding amounts generated by acquired businesses that were not owned for the entire period in both the current and prior year quarter and amounts from storm restoration services, revenues decreased by approximately $78.1 million during the three months ended April 28, 2018 as compared to the three months ended April 29, 2017. Revenues decreased by $56.4 million from a large telecommunications customer as a result of decreases in services performed under existing contracts and decreased by $51.0 million for another large telecommunications customer as a result of spending moderation compared to the prior year period. In addition, revenues decreased by approximately $20.2 million for services performed on a customer’s fiber network and by approximately $13.5 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these declines, revenues increased by approximately $55.2 million for a large telecommunications customer primarily related to services for recent awards. All other customers had net increases in revenues of $7.8 million on a combined basis during the three months ended April 28, 2018 as compared to the three months ended April 29, 2017.

The percentage of our revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was approximately 91.2%, 6.2%, and 2.6%, respectively, for the three months ended April 28, 2018, compared to 92.2%, 5.4%, and 2.4%, respectively, for the three months ended April 29, 2017.

Costs of Earned Revenues. Costs of earned revenues decreased to $599.6 million, or 82.0% of contract revenues, during the three months ended April 28, 2018, compared to $621.5 million, or 79.0% of contract revenues, during the three months ended April 29, 2017. The primary components of the decrease were a $5.4 million aggregate decrease in direct labor and subcontractor costs and a $22.1 million decrease in direct material costs, primarily due to a lower level of operations. Partially offsetting these decreases, equipment maintenance and fuel costs combined increased $0.9 million and other direct costs increased $4.8 million.

Costs of earned revenues as a percentage of contract revenues increased 2.9% during the three months ended April 28, 2018, compared to the three months ended April 29, 2017. As a percentage of contract revenues, labor and subcontracted labor costs increased 3.7% during the three months ended April 28, 2018 primarily resulting from under absorption of costs incurred on large customer programs and the productivity impacts of prolonged winter weather conditions that lasted throughout the quarter. Equipment maintenance and fuel costs combined increased 0.4% as a percentage of contract revenues and other direct costs, including permitting costs, increased 1.1% as a percentage of contract revenues reflecting lower operating leverage. Partially offsetting these increases was a decline in the required usage of direct materials which decreased 2.3% as a percentage of contract revenues primarily as a result of mix of work.

General and Administrative Expenses. General and administrative expenses increased to $62.3 million, or 8.5% of contract revenues, during the three months ended April 28, 2018, compared to $61.3 million, or 7.8% of contract revenues, during the three months ended April 29, 2017. The increase in total general and administrative expenses during the three months ended April 28, 2018 primarily resulted from increased payroll costs and the costs of businesses acquired in fiscal 2019 and 2017, partially offset by lower performance-based compensation costs. The increase in total general and administrative expenses as a percentage of contract revenues reflects lower absorption of certain office and support costs in relation to lower revenues during the three months ended April 28, 2018.

Depreciation and Amortization. Depreciation expense was $37.7 million, or 5.1% of contract revenues, during the three months ended April 28, 2018, compared to $31.2 million, or 4.0% of contract revenues, during the three months ended April 29, 2017. The increase in depreciation expense during the three months ended April 28, 2018 is primarily due to the addition of fixed assets during the last twelve months that support our expanded in-house workforce and the normal replacement cycle of fleet assets. Amortization expense was $5.7 million and $6.2 million during the three months ended April 28, 2018 and April 29, 2017, respectively.

Interest Expense, Net. Interest expense, net was $10.2 million and $9.4 million during the three months ended April 28, 2018 and April 29, 2017, respectively. Interest expense includes approximately $4.7 million and $4.4 million for the non-cash amortization of debt discount associated with our convertible senior notes during the three months ended April 28, 2018 and April 29, 2017, respectively. Excluding this amortization, interest expense, net increased to $5.5 million during the three months ended April 28, 2018 from $5.0 million during the three months ended April 29, 2017 as a result of a higher interest rate environment during the current period.

Other Income, Net. Other income, net was $7.7 million and $4.8 million during the three months ended April 28, 2018 and April 29, 2017, respectively. The increase in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during the three months ended April 28, 2018, compared to the three months ended April 29, 2017. Gain on sale of fixed assets was $8.4 million during the three months ended April 28, 2018, compared to $5.0 million during the three months ended April 29, 2017. Other income, net also reflects approximately $0.9 million of discount fee expense during each of the three months ended April 28, 2018 and April 29, 2017 associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended April 28, 2018 and April 29, 2017 (dollars in millions):

	For the Three Months Ended
	April 28, 2018	April 29, 2017
Income tax provision	$6.5	$22.8
Effective income tax rate	27.3%	37.0%

Fluctuations in our effective income tax rate were primarily attributable to the difference in the applicable U.S. federal corporate tax rate for each respective period as a result of the Tax Cuts and Jobs Act of 2017.

Net Income. Net income was $17.2 million for the three months ended April 28, 2018, compared to $38.8 million for the three months ended April 29, 2017.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $73.7 million, or 10.1% of contract revenues, for the three months ended April 28, 2018, compared to $108.2 million, or 13.8% of contract revenues, for the three months ended April 29, 2017.

Adjusted EBITDA is a Non-GAAP measure, as defined by Regulation G of the SEC. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, gain on sale of fixed assets, stock-based compensation expense, and certain non-recurring items. Management believes Adjusted EBITDA is a helpful measure for comparing the Company’s operating performance with prior periods as well as with the performance of other companies with different capital structures or tax rates. The following table provides a reconciliation of net income to Non-GAAP Adjusted EBITDA (dollars in thousands):

	For the Three Months Ended
	April 28, 2018	April 29, 2017
Net income	$17,231	$38,796
Interest expense, net	10,166	9,382
Provision for income taxes	6,478	22,750
Depreciation and amortization expense	43,355	37,411
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	77,230	108,339
Gain on sale of fixed assets	(8,415)	(5,048)
Stock-based compensation expense	4,863	4,915
Non-GAAP Adjusted EBITDA	$73,678	$108,206

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $57.9 million as of April 28, 2018, compared to $84.0 million as of January 27, 2018. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, stock option proceeds, bank borrowings, and proceeds from the sale of idle and surplus equipment and real property. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, equipment, materials, and subcontractors, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $689.1 million as of April 28, 2018, compared to $671.6 million as of January 27, 2018.

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

Net Cash Flows. The following table presents our net cash flows for the three months ended April 28, 2018 and April 29, 2017 (dollars in millions):

	For the Three Months Ended
	April 28, 2018	April 29, 2017
Net cash flows:
Provided by operating activities	$24.6	$42.3
Used in investing activities	$(45.8)	$(78.4)
(Used in) Provided by financing activities	$(4.8)	$25.9

Cash Provided by Operating Activities. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt expense.

During the three months ended April 28, 2018, net cash provided by operating activities was $24.6 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $43.4 million of operating cash flow during the three months ended April 28, 2018. Working capital changes that used operating cash flow during the three months ended April 28, 2018 included increases in accounts receivable and contract assets, net of $8.6 million and $44.1 million, respectively. Additionally, net increases in other current and non-current assets combined used $10.7 million of operating cash flow during the three months ended April 28, 2018 primarily for inventory and other costs that coincide with the beginning of our fiscal year. In addition, a net increase in income tax receivable used $0.6 million of operating cash flow during the three months ended April 28, 2018 primarily as a result of the timing of estimated tax payments. Working capital changes that provided operating cash flow during the three months ended April 28, 2018 included increases in accounts payable and accrued liabilities of $13.2 million and $7.5 million, respectively, primarily resulting from the timing of payments.

On January 28, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The adoption of ASU 2014-09 resulted in balance sheet classification changes for amounts that have not been invoiced to customers but for which we have satisfied the performance obligation and have an unconditional right to receive payment. Prior to the adoption of ASU 2014-09, amounts not yet invoiced to customers were included in our contract assets, historically referred to as Costs and Estimated Earnings in Excess of Billings, regardless of rights to payment. These amounts represent unbilled accounts receivable for which we have an unconditional right to receive payment although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other billing requirements within contract terms. Upon adoption, unbilled receivable amounts are included in accounts receivable, net. We adopted ASU 2014-09 using the modified retrospective method. Under the modified retrospective method, balances as of April 28, 2018 reflect the adoption of ASU 2014-09, while prior period balances are not adjusted and continue to be reported in accordance with our historical accounting policies.
To reflect the adoption of ASU 2014-09 and maintain comparability between periods, days sales outstanding (“DSO”) is calculated based on the ending balance of total accounts receivable (including unbilled accounts receivable) and contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Our DSO was 92 days and 90 days as of April 28, 2018 and April 29, 2017, respectively.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our accounts receivable and contract asset balances as of April 28, 2018 and January 27, 2018. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of April 28, 2018 or January, 27, 2018.

During the three months ended April 29, 2017, net cash provided by operating activities was $42.3 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $35.1 million of operating cash flow during the three months ended April 29, 2017. Working capital changes that used operating cash flow during the three months ended April 29, 2017 included increases in accounts receivable and contract assets, net (formerly Costs and Estimated Earnings in Excess of Billings) of $31.2 million and $44.6 million, respectively. Additionally, net increases in other current and non-current assets combined used $5.4 million of operating cash flow during the three months ended April 29, 2017. Working capital changes that provided operating cash flow during the three months ended April 29, 2017 were increases in accounts payable and accrued liabilities of $13.3 million and $12.1 million, respectively, primarily resulting from the timing of payments. In addition, a net decrease in income tax receivable provided $20.6 million of operating cash flow during the three months ended April 29, 2017 primarily as a result of the timing of estimated tax payments.

Cash Used in Investing Activities. Net cash used in investing activities was $45.8 million during the three months ended April 28, 2018, compared to $78.4 million during the three months ended April 29, 2017. During the three months ended April 28, 2018 and April 29, 2017, capital expenditures were $34.5 million and $58.3 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $8.0 million and $5.8 million during the three months ended April 28, 2018 and April 29, 2017, respectively. Additionally, we received $1.6 million of escrowed funds during the three months ended April 28, 2018 in connection with the resolution of certain indemnification claims related to the Goodman acquisition. During the three months ended April 28, 2018, we paid $20.9 million in connection with the acquisition of certain assets and assumption of certain liabilities of a telecommunications construction and maintenance services provider, net of cash acquired. During the three months ended April 29, 2017, we paid $26.4 million for the acquisition of Texstar, net of cash acquired. Other investing activities provided approximately $0.6 million of cash flow during the three months ended April 29, 2017.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $4.8 million during the three months ended April 28, 2018. During the three months ended April 28, 2018, we made principal payments of $4.8 million on our term loan facilities. Additionally, we withheld shares and paid $0.1 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 28, 2018. Partially offsetting these uses, we received $0.1 million from the exercise of stock options during the three months ended April 28, 2018.

Net cash provided by financing activities was $25.9 million during the three months ended April 29, 2017. During the three months ended April 29, 2017, borrowings under our credit agreement, net of repayments, were $61.8 million. We repurchased 400,000 shares of our common stock in open market transactions, at an average price of $94.77 per share, for $37.9 million. Other financing activities during the three months ended April 29, 2017 included $0.9 million received from the exercise of stock options and $1.3 million received for excess tax benefits, primarily from the exercises of stock options and vesting of restricted share units. We withheld shares and paid $0.2 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 29, 2017.

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

Subject to certain conditions the credit agreement provides us with the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the credit agreement and/or in the form of term loans up to the greater of (i) $150.0 million and (ii) an amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured leverage ratio is the ratio of our consolidated senior secured indebtedness to our trailing twelve-month consolidated EBITDA, as defined by the credit agreement. Borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of the substantial majority of our subsidiaries.

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

The weighted average interest rates and fees for balances under the credit agreement as of April 28, 2018 and January 27, 2018 were as follows:

	Weighted Average Rate End of Period
	April 28, 2018	January 27, 2018
Borrowings - Term loan facilities	3.63%	3.30%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of April 28, 2018 or January 27, 2018.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. It provides for certain increases to this ratio as specified in the credit agreement in connection with permitted acquisitions. In addition, the credit agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At both April 28, 2018 and January 27, 2018, we were in compliance with the financial covenants of our credit agreement and had borrowing availability in the revolving facility of $401.4 million as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of April 28, 2018 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$485,000	$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	28,875	324,375	—	—	353,250
Fixed interest payments on long-term debt(1)	3,637	7,275	1,819	—	12,731
Operating lease obligations	25,499	26,567	9,036	3,239	64,341
Employment agreements	12,212	6,096	251	—	18,559
Purchase and other contractual obligations(2)	35,689	835	—	—	36,524
Total	$105,912	$365,148	$496,106	$3,239	$970,405

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of April 28, 2018 consisted of $353.3 million outstanding under our term loan facilities.

(2) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of April 28, 2018, purchase and other contractual obligations includes approximately $32.9 million for issued orders with delivery dates scheduled to occur over the next twelve months. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 28, 2018.

Our condensed consolidated balance sheet as of April 28, 2018 includes a long-term liability of approximately $59.9 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $3.3 million as of both April 28, 2018 and January 27, 2018 and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 28, 2018 and January 27, 2018 we had $110.2 million and $118.1 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $34.7 million as of April 28, 2018. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. As of both April 28, 2018 and January 27, 2018, we had $48.6 million outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.877 billion and $5.847 billion at April 28, 2018 and January 27, 2018, respectively. We expect to complete 50.6% of the April 28, 2018 total backlog during the next twelve months. Our backlog estimates represent amounts under master service agreements and other contractual agreements for services projected to be performed over the terms of contracts. These estimates are generally based on contract terms and assessments regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short term contracts, we also consider the anticipated scope of the contract and information received from the customer in the procurement process. A significant majority of our backlog estimates comprise services under master service agreements and other long term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Revenue estimates reflected in our backlog can be subject to change due a number of factors, including contract cancellations or changes in the amount of work we estimated to be performed at the time of calculating the backlog amount. In addition, revenue reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the three months ended April 28, 2018 or April 29, 2017, many of our customers may cancel our contracts upon written notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On April 28, 2018, we had variable rate debt outstanding under our credit agreement of $353.3 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $126.61 and $136.01 as of April 28, 2018 and January 27, 2018, respectively (dollars in thousands):

	April 28, 2018	January 27, 2018
Principal amount of Notes	$485,000	$485,000
Less: Debt discount and debt issuance costs	(77,639)	(82,751)
Net carrying amount of Notes	$407,361	$402,249

Fair value of principal amount of Notes	$614,059	$659,649
Less: Debt discount and debt issuance costs	(77,639)	(82,751)
Fair value of Notes	$536,420	$576,898

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $8.4 million, calculated on a discounted cash flow basis as of April 28, 2018.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. See Note 13, Debt, in Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of April 28, 2018, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 28, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
April 28, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Effective January 28, 2018, we implemented ASC Topic 606, Revenue from Contracts with Customers. While the adoption of this new revenue recognition guidance did not have a significant effect on our results of operations, financial condition or cash flows, we implemented certain changes to internal controls related to our revenue recognition processes during the three months ended April 28, 2018. There have been no other changes in our internal control over financial reporting during the three months ended April 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is party to various claims and legal proceedings arising in the ordinary course of our business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the outcome of any such claims or proceedings will not have a material effect on our financial statements.

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the Securities and Exchange Commission, including Part I, Item 1A of our Transition Report on Form 10-K for the six months ended January 27, 2018. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 28, 2018, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
April 28, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 28, 2018 - February 24, 2018	—	$—	—	(3)
February 25, 2018 - March 24, 2018	783(2)	$110.31	—	(3)
March 25, 2018 - April 28, 2018	—	$—	—	(3)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce the Company’s total share repurchase authority.

(3) As of April 28, 2018, $95.2 million remained available for repurchases through August 2018 under the Company’s share repurchase program.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1
Letter Agreement by and between Dycom Industries, Inc. and Richard B. Vilsoet, dated as of March 28, 2018 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2018).

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2018 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 23, 2018	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	May 23, 2018	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer