Form 10-Q
period 2018-07-28
DYCOM INDUSTRIES INC
filed 2018-08-30
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 28, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

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

There were 31,235,669 shares of common stock with a par value of $0.33 1/3 outstanding at August 29, 2018.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	July 28, 2018	January 27, 2018
ASSETS
Current assets:
Cash and equivalents	$23,906	$84,029
Accounts receivable, net	684,862	318,684
Contract assets	169,931	369,472
Inventories	87,785	79,039
Income tax receivable	7,662	13,852
Other current assets	31,116	39,710
Total current assets	1,005,262	904,786

Property and equipment, net	423,680	414,768
Goodwill	325,749	321,743
Intangible assets, net	172,305	171,469
Other	25,389	28,190
Total non-current assets	947,123	936,170
Total assets	$1,952,385	$1,840,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125,720	$92,361
Current portion of debt	31,281	26,469
Contract liabilities	8,152	6,480
Accrued insurance claims	39,010	53,890
Income taxes payable	1,530	755
Other accrued liabilities	104,626	79,657
Total current liabilities	310,319	259,612

Long-term debt	727,318	733,843
Accrued insurance claims	61,100	59,385
Deferred tax liabilities, net non-current	64,489	57,428
Other liabilities	5,954	5,692
Total liabilities	1,169,180	1,115,960

COMMITMENTS AND CONTINGENCIES, Note 19

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,224,470 and 31,185,669 issued and outstanding, respectively	10,408	10,395
Additional paid-in capital	17,356	6,170
Accumulated other comprehensive loss	(1,267)	(1,146)
Retained earnings	756,708	709,577
Total stockholders’ equity	783,205	724,996
Total liabilities and stockholders’ equity	$1,952,385	$1,840,956

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 28, 2018	July 29, 2017
REVENUES:
Contract revenues	$799,470	$780,188

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	642,376	606,898
General and administrative (including stock-based compensation expense of $6.0 million and $4.9 million, respectively)	64,555	59,519
Depreciation and amortization	44,805	40,244
Total	751,736	706,661

Interest expense, net	(10,446)	(9,735)
Other income, net	4,156	6,043
Income before income taxes	41,444	69,835

Provision for income taxes:
Current	9,872	13,811
Deferred	1,672	12,316
Total provision for income taxes	11,544	26,127

Net income	$29,900	$43,708

Earnings per common share:
Basic earnings per common share	$0.96	$1.41

Diluted earnings per common share	$0.94	$1.38

Shares used in computing earnings per common share:
Basic	31,206,340	31,084,019

Diluted	31,954,013	31,664,148

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 28, 2018	July 29, 2017
REVENUES:
Contract revenues	$1,530,844	$1,566,526

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,241,949	1,228,373
General and administrative (including stock-based compensation expense of $10.9 million and $9.8 million, respectively)	126,838	120,836
Depreciation and amortization	88,160	77,655
Total	1,456,947	1,426,864

Interest expense, net	(20,612)	(19,117)
Other income, net	11,868	10,836
Income before income taxes	65,153	131,381

Provision for income taxes:
Current	10,967	39,330
Deferred	7,055	9,547
Total provision for income taxes	18,022	48,877

Net income	$47,131	$82,504

Earnings per common share:
Basic earnings per common share	$1.51	$2.64

Diluted earnings per common share	$1.46	$2.60

Shares used in computing earnings per common share:
Basic	31,198,349	31,220,719

Diluted	32,180,960	31,787,185

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Net income	$29,900	$43,708	$47,131	$82,504
Foreign currency translation (losses) gains, net of tax	(33)	261	(121)	96
Comprehensive income	$29,867	$43,969	$47,010	$82,600

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 28, 2018	July 29, 2017
OPERATING ACTIVITIES:
Net income	$47,131	$82,504
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	88,160	77,655
Deferred income tax provision	7,055	9,547
Stock-based compensation	10,911	9,789
Bad debt (recovery) expense, net	(38)	58
Gain on sale of fixed assets	(13,324)	(11,694)
Amortization of debt discount	9,422	8,924
Amortization of debt issuance costs and other	1,789	1,689
Excess tax benefit from share-based awards	—	(1,612)
Change in operating assets and liabilities:
Accounts receivable, net	(48,835)	(52,176)
Contract assets, net	(110,478)	2,596
Other current assets and inventory	(12,842)	4,427
Other assets	719	1,312
Income taxes receivable/payable	6,964	20,150
Accounts payable	24,276	15,671
Accrued liabilities, insurance claims, and other liabilities	26,280	23,412
Net cash provided by operating activities	37,190	192,252

INVESTING ACTIVITIES:
Capital expenditures	(80,537)	(124,323)
Proceeds from sale of assets	14,965	11,695
Cash paid for acquisitions, net of cash acquired	(20,917)	(26,070)
Other investing activities	1,576	629
Net cash used in investing activities	(84,913)	(138,069)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	60,000	275,000
Principal payments on senior credit agreement, including term loans	(72,031)	(284,188)
Repurchase of common stock	—	(37,909)
Exercise of stock options	381	961
Restricted stock tax withholdings	(94)	(542)
Excess tax benefit from share-based awards	—	1,612
Net cash used in financing activities	(11,744)	(45,066)
Net (decrease) increase in cash and equivalents and restricted cash	(59,467)	9,117

CASH AND EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	90,182	34,899

CASH AND EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$30,715	$44,016

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$9,292	$8,397
Cash paid for taxes, net	$4,594	$18,521
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$8,934	$21,978

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

Revenue Recognition. The Company performs a substantial majority of its services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Contractual agreements exist when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. The Company’s services are performed for the sole benefit of its customers, whereby the assets being created or maintained are controlled by the customer and the services the Company performs do not have alternative benefits for the Company. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when the Company’s performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as similar selling prices for similar tasks, or in the alternative, the cost to perform tasks. Revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 5.0% of contract revenues during the six months ended July 28, 2018.

For certain contracts, representing approximately 2.5% of contract revenues during the six months ended July 28, 2018, the Company uses the cost-to-cost measure of progress. These contracts are generally lump sum jobs that are completed over a three to four month period. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. For contracts using the cost-to-cost measure of progress, the Company accrues the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The Company’s contract asset and liability is reported in a net position on a contract by contract basis at the end of each reporting period. As of July 28, 2018 and January 27, 2018, the contract liabilities balance is classified as current based on the timing of when the Company expects to complete the tasks for the recognition of revenue.

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of Company’s long-term debt, which is based on observable market-based inputs (Level 2). See Note 13, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of July 28, 2018 and January 27, 2018. During the six months ended July 28, 2018 and July 29, 2017, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

3. Accounting Standards

There have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Transition Report on Form 10-K for the six months ended January 27, 2018, filed with the SEC on March 2, 2018. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the six months ended July 28, 2018 are covered in this Quarterly Report on Form 10-Q.

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

As of January 28, 2018, the date of adoption, the Company reclassified $311.7 million of unbilled receivables from contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) to accounts receivable, net in accordance with the guidance under ASU 2014-09. As a result of the reclassification, accounts receivable, net and contract assets were $630.4 million and $57.8 million, respectively, as of January 28, 2018. As of July 28, 2018, the disclosure of the impact of adoption on the Company’s condensed consolidated balance sheet is as follows (dollars in thousands):

	July 28, 2018
	As reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Assets
Accounts receivable, net	$684,862	$342,891	$341,971
Contract assets	$169,931	$511,902	$(341,971)

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

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice regarding the classification and presentation of changes in restricted cash within the statement of cash flows. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 28, 2018, the first day of fiscal 2019, and applied this change of presentation retrospectively to the Company’s condensed consolidated statement of cash flows for the six months ended July 29, 2017. As a result of the retrospective adoption, the beginning-of-period and end-of-period total amounts have been restated to include restricted cash of $5.4 million, $5.4 million, and $6.2 million as of January 28, 2017, July 29, 2017, and January 27, 2018, respectively. Restricted cash primarily relates to funding provisions of the Company’s insurance program.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). In an effort to reduce diversity in practice regarding the classification of certain transactions within the statement of cash flows, ASU 2016-15 addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. Historically, the Company has classified certain cash flows related to debt prepayment or debt extinguishment costs as operating activities. Upon adoption of ASU 2016-15, the Company is required to classify such cash flows as financing activities. The adoption of ASU 2016-15 as it relates to any of the other seven cash flow issues specified does not have a material effect on the Company’s consolidated statement of cash flows. The Company adopted ASU 2016-15 effective January 28, 2018, the first day of fiscal 2019, on a retrospective basis as required. There was no impact to the Company’s condensed consolidated statement of cash flows for the six months ended July 28, 2018 or July 29, 2017 as a result of the adoption.

The Company also adopted the following Accounting Standards Updates during the six months ended July 28, 2018, neither of which had a material effect on the Company’s consolidated financial statements:

ASU		Adoption Date
2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	January 28, 2018
2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	January 28, 2018

Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU No. 2016-02 and related updates are referred to herein as “ASU 2016-02”. ASU 2016-02 substantially retains the classification for leasing transactions as finance or operating leases and establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize total lease expense on a straight-line basis. ASU 2016-02 is required to be adopted using a modified retrospective approach and provides an option to recognize the cumulative-effect adjustment at the beginning of either the earliest period presented or the period of adoption. The new guidance will be effective for the Company for the fiscal year ended January 25, 2020 and interim reporting periods within that year.

The Company continues to evaluate the effect of ASU 2016-02 on its consolidated financial statements, which involves an evaluation of existing lease obligations under the new standard and historical accounting practices. Based on the results of the reviews performed to date, it is expected that the Company's operating leases with terms greater than twelve months will be recognized as lease assets and lease liabilities on its consolidated balance sheet. ASU 2016-02 is not expected to have a material effect on the amount of expense recognized in connection with the Company’s current lease contracts as compared to current practice.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Net income available to common stockholders (numerator)	$29,900	$43,708	$47,131	$82,504

Weighted-average number of common shares (denominator)	31,206,340	31,084,019	31,198,349	31,220,719

Basic earnings per common share	$0.96	$1.41	$1.51	$2.64

Weighted-average number of common shares	31,206,340	31,084,019	31,198,349	31,220,719
Potential shares of common stock arising from stock options, and unvested restricted share units	627,477	580,129	615,014	566,466
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(1)	120,196	—	367,597	—
Total shares-diluted (denominator)	31,954,013	31,664,148	32,180,960	31,787,185

Diluted earnings per common share	$0.94	$1.38	$1.46	$2.60

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	50,366	85,709	54,554	90,865
0.75% convertible senior notes due 2021	4,885,538	5,005,734	4,638,137	5,005,734
Warrants	5,005,734	5,005,734	5,005,734	5,005,734
Total	9,941,638	10,097,177	9,698,425	10,102,333

(1) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the conversion price for the convertible senior notes of $96.89 per share. The warrants associated with the Company’s convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the warrant strike price of $130.43 per share. During the first and second quarters of fiscal 2019, the Company’s average stock price of $110.46 and $99.27, respectively, each exceeded the conversion price for the convertible senior notes. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during each period are included in the calculation of diluted earnings per share for the three and six months ended July 28, 2018. As the Company’s average stock price did not exceed the strike price for the warrants, the underlying common shares were anti-dilutive as reflected in the table above.

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

5. Acquisitions

Fiscal 2019. During March 2018, the Company acquired certain assets and assumed certain liabilities of a telecommunications construction and maintenance services provider in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less an adjustment for working capital received below a target amount estimated to be approximately $0.5 million. This acquisition expands the Company’s geographic presence within its existing customer base.

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

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2019 and fiscal 2017 (dollars in millions):

	2019	2017
Assets
Accounts receivable	$5.6	$8.9
Contract assets	—	2.4
Inventories and other current assets	0.2	0.2
Property and equipment	0.5	5.6
Goodwill	4.0	10.1
Intangible assets - customer relationships	12.3	9.8
Intangible assets - trade names and other	—	0.7
Total assets	22.6	37.7

Liabilities
Accounts payable	2.2	3.2
Accrued and other current liabilities	—	3.4
Deferred tax liabilities, net non-current	—	5.0
Total liabilities	2.2	11.6

Net Assets Acquired	$20.4	$26.1

The goodwill associated with the stock purchase of Texstar is not deductible for tax purposes. Results of businesses acquired are included in the condensed consolidated financial statements from their respective dates of acquisition. The revenues and net income of the fiscal 2019 acquisition and Texstar were not material during the three or six months ended July 28, 2018 or July 29, 2017.

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

Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	July 28, 2018	January 27, 2018
Trade accounts receivable	$326,269	$300,271
Unbilled accounts receivable	341,971	—
Retainage	17,570	19,411
Total	685,810	319,682
Less: allowance for doubtful accounts	(948)	(998)
Accounts receivable, net	$684,862	$318,684

As of January 27, 2018, the Company’s accounts receivable, net were $318.7 million. Subsequently, on January 28, 2018 (the Company’s first day of adoption of ASU 2014-09) the Company reclassified $311.7 million of unbilled receivables from contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) to accounts receivable, net in accordance with the guidance under ASU 2014-09. As a result of the reclassification, accounts receivable, net were $630.4 million as of January 28, 2018. As of July 28, 2018, the corresponding balance was $684.9 million. The increase is primarily a result of an increased level of operations during the six months ended July 28, 2018. Additionally, trade accounts receivable and unbilled accounts receivable increased $2.1 million and $3.5 million, respectively, from the fiscal 2019 acquisition. See Note 3, Accounting Standards, for further information on the adoption of ASU 2014-09.

During the three and six months ended July 28, 2018 and the three and six months ended July 29, 2017, write-offs to the allowance for doubtful accounts, net of recoveries, were not material.

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	July 28, 2018	January 27, 2018
Contract assets	$169,931	$369,472
Contract liabilities	8,152	6,480
Contract assets, net	$161,779	$362,992

As of January 27, 2018, the Company’s contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) were $369.5 million. Subsequently, on January 28, 2018 (the Company’s first day of adoption of ASU 2014-09) the Company reclassified $311.7 million of unbilled receivables from contract assets to accounts receivable, net in accordance with the guidance under ASU 2014-09. As a result of the reclassification, contracts assets were $57.8 million as of January 28, 2018. As of July 28, 2018, the corresponding balance was $169.9 million. The increase primarily resulted from services performed for contracts in which billings will be submitted upon completion of additional tasks. There were no other significant changes in contract assets during the periods. During the six months ended July 28, 2018, the Company performed services and recognized an immaterial amount of revenue related to its contract liabilities that existed at January 27, 2018. See Note 3, Accounting Standards, for further information on the adoption of ASU 2014-09.

Customer Credit Concentration

Customers whose combined amounts of trade accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of July 28, 2018 or January 27, 2018 were as follows (dollars in millions):

	July 28, 2018		January 27, 2018
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$241.3	28.5%	$98.2	14.4%
Comcast Corporation	$160.8	19.0%	$166.5	24.5%
CenturyLink, Inc.	$126.5	15.0%	$126.0	18.5%
AT&T Inc.	$98.1	11.6%	$79.2	11.6%

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net as of July 28, 2018 or January 27, 2018.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	July 28, 2018	January 27, 2018
Prepaid expenses	$17,187	$13,167
Insurance recoveries/receivables for accrued insurance claims	214	13,701
Receivables on equipment sales	1,039	31
Deposits and other current assets, including restricted cash	12,676	12,811
Total other current assets	$31,116	$39,710

Other assets (long-term) consisted of the following (dollars in thousands):

	July 28, 2018	January 27, 2018
Deferred financing costs	$3,050	$3,873
Restricted cash	5,253	5,253
Insurance recoveries/receivables for accrued insurance claims	5,611	6,722
Other non-current deposits and assets	11,475	12,342
Total other assets	$25,389	$28,190

Insurance recoveries/receivables represent amounts related to accrued insurance claims that exceed the Company’s loss retention and are covered by insurance. During the six months ended July 28, 2018, total insurance recoveries/receivables decreased approximately $14.6 million primarily due to the settlement of claims.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	July 28, 2018	January 27, 2018
Cash and equivalents	$23,906	$84,029
Restricted cash included in:
Other current assets	1,556	900
Other assets (long-term)	5,253	5,253
Total cash and equivalents and restricted cash	$30,715	$90,182

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	July 28, 2018	January 27, 2018
Land	—	$3,470	$3,470
Buildings	10-35	12,436	12,315
Leasehold improvements	1-10	15,334	14,202
Vehicles	1-5	555,982	536,379
Computer hardware and software	1-7	128,718	117,058
Office furniture and equipment	1-10	12,407	11,686
Equipment and machinery	1-10	285,077	273,712
Total		1,013,424	968,822
Less: accumulated depreciation		(589,744)	(554,054)
Property and equipment, net		$423,680	$414,768

Depreciation expense was $39.0 million and $34.0 million for the three months ended July 28, 2018 and July 29, 2017, respectively, and $76.7 million and $65.1 million for the six months ended July 28, 2018 and July 29, 2017, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $325.7 million and $321.7 million as of July 28, 2018 and January 27, 2018, respectively. Changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 27, 2018	$517,510	$(195,767)	$321,743
Goodwill from fiscal 2019 acquisition	4,097	—	4,097
Purchase price allocation adjustments from fiscal 2019 acquisition	(91)	—	(91)
Balance as of July 28, 2018	$521,516	$(195,767)	$325,749

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

The Company has historically completed its annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in the Company’s fiscal year end, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this became the first day of the Company’s fourth fiscal quarter. For the 2018 transition period, the assessment was performed as of October 29, 2017. As a result of the Company’s 2018 transition period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were substantially in excess of their carrying values and no impairment had occurred. As of July 28, 2018, the Company continues to believe the goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units; however, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	July 28, 2018				January 27, 2018
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	11.5	$312,017	$146,740	$165,277	$299,717	$135,544	$164,173
Trade names	8.2	10,350	8,103	2,247	10,350	7,872	2,478
UtiliQuest trade name	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	2.0	200	119	81	450	332	118
		$327,267	$154,962	$172,305	$315,217	$143,748	$171,469

Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.8 million and $6.3 million for the three months ended July 28, 2018 and July 29, 2017, respectively, and $11.5 million and $12.5 million for the six months ended July 28, 2018 and July 29, 2017, respectively.

As of July 28, 2018, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar year 2019, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount. Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	July 28, 2018	January 27, 2018
Accrued insurance claims - current	$39,010	$53,890
Accrued insurance claims - non-current	61,100	59,385
Total accrued insurance claims	$100,110	$113,275

Insurance recoveries/receivables:
Current (included in Other current assets)	$214	$13,701
Non-current (included in Other assets)	5,611	6,722
Total insurance recoveries/receivables	$5,825	$20,423

During the six months ended July 28, 2018, total insurance recoveries/receivables decreased approximately $14.6 million primarily due to the settlement of claims which were paid by the Company’s insurers. Accrued insurance claims decreased by a corresponding amount.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 28, 2018	January 27, 2018
Accrued payroll and related taxes	$27,288	$23,010
Accrued employee benefit and incentive plan costs	16,552	16,097
Accrued construction costs	39,998	24,582
Other current liabilities	20,788	15,968
Total other accrued liabilities	$104,626	$79,657

13. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	July 28, 2018	January 27, 2018
Credit Agreement - Revolving facility (matures April 2020)	$—	$—
Credit Agreement - Term loan facilities (mature April 2020)	346,031	358,063
0.75% convertible senior notes, net (mature September 2021)	412,568	402,249
	758,599	760,312
Less: current portion	(31,281)	(26,469)
Long-term debt	$727,318	$733,843

Senior Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement with various lenders, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, September 9, 2015, and April 24, 2015), that matures on April 24, 2020 (as amended, the “Credit Agreement”). The Credit Agreement provides for a $450.0 million revolving facility, $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit.

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

Standby letters of credit of approximately $48.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of both July 28, 2018 and January 27, 2018.

The weighted average interest rates and fees for balances under the Credit Agreement as of July 28, 2018 and January 27, 2018 were as follows:

	Weighted Average Rate End of Period
	July 28, 2018	January 27, 2018
Borrowings - Term loan facilities	3.84%	3.30%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of July 28, 2018 or January 27, 2018.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. The Credit Agreement provides for certain increases to this ratio in connection with permitted acquisitions. In addition, the agreement contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At both July 28, 2018 and January 27, 2018, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability under the revolving facility of $401.4 million as determined by the most restrictive covenant.

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

During the three months ended July 28, 2018, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of July 28, 2018. As a result, the Notes were not convertible during the three months ended July 28, 2018 and are classified as long-term debt.

In accordance with ASC Topic 470, Debt, certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. The Company incurred $4.8 million and $4.5 million of interest expense during the three months ended July 28, 2018 and July 29, 2017, respectively, and $9.4 million and $8.9 million of interest expense during the six months ended July 28, 2018 and July 29, 2017, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	July 28, 2018	January 27, 2018
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(65,477)	(74,899)
Less: Debt issuance costs	(6,955)	(7,852)
Net carrying amount of Notes	$412,568	$402,249

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $112.52 and $136.01 as of July 28, 2018 and January 27, 2018, respectively (dollars in thousands):

	July 28, 2018	January 27, 2018
Fair value of principal amount of Notes	$545,722	$659,649
Less: Debt discount and debt issuance costs	(72,432)	(82,751)
Fair value of Notes	$473,290	$576,898

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
The Company’s effective income tax rate of 27.7% and 37.2% for the six months ended July 28, 2018 and July 29, 2017, respectively, differs from the applicable U.S. federal corporate income tax rate for each respective period primarily as the result of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, and certain impacts from the vesting and exercise of share-based awards.
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

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Gain on sale of fixed assets	$4,909	$6,645	$13,324	$11,694
Miscellaneous expense, net	(753)	(602)	(1,456)	(858)
Total other income, net	$4,156	$6,043	$11,868	$10,836

The Company participates in a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to the customer’s bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms.

The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the condensed consolidated statements of operations. Miscellaneous expense, net includes approximately $1.0 million and $0.8 million for the three months ended July 28, 2018 and July 29, 2017, respectively, and $2.0 million and $1.7 million for the six months ended July 28, 2018 and July 29, 2017, respectively, of discount fee expense incurred in connection with the non-recourse sale of accounts receivable under this program. The program has not changed since its inception during fiscal 2016.

16. Capital Stock

Repurchases of Common Stock. During the six months ended July 29, 2017, the Company repurchased and canceled 400,000 shares of its common stock, at an average price of $94.77 per share, for $37.9 million. The Company did not repurchase any of its common stock during the six months ended July 28, 2018. As of July 28, 2018, $95.2 million remained available for repurchases through August 2018 under the Company’s share repurchase program. See Note 20, Subsequent Events, for information regarding a new authorization by the Company’s Board of Directors in August 2018 which replaced the previous authorization following its expiration.

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

Compensation expense for stock-based awards is based on fair value at the measurement date. This expense fluctuates over time as a function of the duration of vesting periods of the stock-based awards and the Company’s performance, as measured by criteria set forth in performance-based awards. Stock-based compensation expense is included in general and administrative expenses in the condensed consolidated statements of operations and the amount of expense ultimately recognized depends on the quantity of awards that actually vest. Accordingly, stock-based compensation expense may vary from period to period.

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

Stock-based compensation expense and the related tax benefit recognized and realized during the three and six months ended July 28, 2018 and July 29, 2017 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Stock-based compensation	$6,048	$4,874	$10,911	$9,789
Income tax effect of stock-based compensation	$1,420	$1,870	$2,489	$3,813
As of July 28, 2018, the Company had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $3.3 million, $11.0 million, and $27.2 million, respectively. This expense will be recognized over a weighted-average number of years of 2.5, 2.6, and 2.2, respectively, based on the average remaining service periods for the awards. As of July 28, 2018, the Company may recognize an additional $12.2 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance criteria being met.

Stock Options

The following table summarizes stock option award activity during the six months ended July 28, 2018:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 27, 2018	636,730	$27.93
Granted	28,796	$106.19
Options exercised	(34,442)	$11.05
Canceled	—	$—
Outstanding as of July 28, 2018	631,084	$32.43

Exercisable options as of July 28, 2018	515,065	$22.34

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended July 28, 2018:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 27, 2018	133,896	$71.81	390,327	$80.52
Granted	51,380	$103.36	218,628	$106.19
Share units vested	(4,449)	$78.74	—	$—
Forfeited or canceled	(6,673)	$70.56	(27,434)	$87.29
Outstanding as of July 28, 2018	174,154	$80.99	581,521	$89.85

The total amount of granted Performance RSUs presented above consists of 158,841 target shares and 59,787 supplemental shares. The total amount of Performance RSUs outstanding as of July 28, 2018 consists of 420,786 target shares and 160,735 supplemental shares. With respect to the Company’s Performance Year ended July 28, 2018, approximately 24,689 supplemental shares outstanding as of July 28, 2018 will be canceled during the three months ending October 27, 2018 as a result of the performance criteria for attaining supplemental shares being partially met.

18. Customer Concentration and Revenue Information

Geographic Location

The Company provides services throughout the United States and in Canada. Revenues from services provided in Canada were not material during the three or six months ended July 28, 2018 or July 29, 2017.

Significant Customers

The Company’s customer base is highly concentrated, with its top five customers during the six months ended July 28, 2018 and July 29, 2017 accounting for approximately 78.3% and 77.6%, respectively, of its total contract revenues. Customers whose contract revenues exceeded 10% of total contract revenues during the three or six months ended July 28, 2018 or July 29, 2017, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 28, 2018		July 29, 2017		July 28, 2018		July 29, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Comcast Corporation	$171.2	21.4%	$153.1	19.6%	$330.3	21.6%	$306.0	19.5%
AT&T Inc.	165.2	20.7	163.5	21.0	342.2	22.4	376.6	24.0
Verizon Communications Inc.	147.3	18.4	78.3	10.0	269.5	17.6	145.1	9.3
CenturyLink, Inc.(1)	107.6	13.5	165.2	21.2	197.2	12.9	311.5	19.9
Total other customers combined	208.2	26.0	220.1	28.2	391.6	25.5	427.3	27.3
Total contract revenues	$799.5	100.0%	$780.2	100.0%	$1,530.8	100.0%	$1,566.5	100.0%

(1) For comparison purposes in the table above, amounts from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on the Company’s customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and six months ended July 28, 2018 and July 29, 2017 were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 28, 2018		July 29, 2017		July 28, 2018		July 29, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$726.7	90.9%	$712.0	91.3%	$1,393.9	91.1%	$1,437.4	91.8%
Underground facility locating	49.0	6.1	47.5	6.1	94.1	6.1	89.6	5.7
Electrical and gas utilities and other	23.8	3.0	20.7	2.6	42.8	2.8	39.5	2.5
Total contract revenues	$799.5	100.0%	$780.2	100.0%	$1,530.8	100.0%	$1,566.5	100.0%

Remaining Performance Obligations

Master service agreements and other contractual agreements with customers contain customer-specified service requirements, such as discrete pricing for individual tasks. In most cases, the Company’s customers are not contractually committed to procure specific volumes of services under these agreements.

Services are generally performed pursuant to these agreements in accordance with individual work orders. An individual work order generally is completed within one year or in many cases, less than one week. As a result, the Company’s remaining performance obligations under the work orders not yet completed is not meaningful in relation to the Company’s overall revenue at any given point in time. The Company applies the practical expedient in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

With respect to the acquisition of certain assets and the assumption of certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) during fiscal 2016, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. In April 2018, $9.7 million of escrowed funds were released in connection with the resolution of certain indemnification claims, of which Dycom received $1.6 million. There was no impact on the Company’s results of operations related to the escrow release. As of July 28, 2018, approximately $0.3 million remains in escrow pending resolution of certain post-closing indemnification claims.

From time to time, the Company is party to various claims and legal proceedings arising in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the outcome of any such claims or proceedings will not have a material effect on the Company’s financial statements.

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

Commitments

Performance Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 28, 2018 and January 27, 2018, the Company had $134.5 million and $118.1 million, respectively, of outstanding performance and other surety contract bonds.

The Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize obligations to the Company’s insurance carriers in connection with the settlement of potential claims. As of both July 28, 2018 and January 27, 2018, the Company had $48.6 million of outstanding standby letters of credit issued under the Credit Agreement.

20. Subsequent Events

On August 29, 2018, the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. The repurchase authorization replaces the Company’s previous repurchase authorization which expired in August 2018. At expiration, approximately $95.2 million of the previous repurchase authorization remained outstanding. As of August 29, 2018, the full $150.0 million of the new repurchase authorization was available for repurchase.

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

Introduction

We are a leading provider of specialty contracting services throughout the United States and in Canada. Our subsidiaries provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We provide the labor, tools, and equipment necessary to plan, design, engineer, locate, expand, upgrade, install, and maintain the telecommunications infrastructure of our customers.

Developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Telecommunications providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements, driving demand for our services.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber to the home to enable video offerings and 1 gigabit high-speed connections. Cable operators continue to increase the speeds of their services to residential customers and they continue to deploy fiber for business customers. Deployments for business customers are often in anticipation of the customer sales process as confidence and the number of customers continue to increase. Fiber deep deployments to expand capacity as well as new build opportunities are increasing.

Significant demand for wireless broadband is driven by the proliferation of smartphones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers are upgrading their networks and contemplating next generation mobile and fixed wireless solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. Wireless construction activity and support of expanded coverage and capacity is expected to accelerate through the deployment of new or enhanced macro and small cells. These initiatives present long-term opportunities for us with the wireless service providers we serve. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to macro cellular sites and small cells. In addition, emerging wireless technologies are driving significant wireline deployments. A complementary wireline investment cycle is underway to facilitate the deployment of fully converged wireless/wireline networks. The industry effort required to deploy these converged networks is driving demand for the type of services we provide.

Consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated. As a result of merger activity, a significant customer has committed to the Federal Communications Commission (the “FCC”) to expand and increase broadband network capabilities. These activities may further create a competitive response driving demand for our services.

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. The needs of our customers may affect their capital expenditures and maintenance budgets. Factors affecting our customers include, but are not limited to, demands of their consumers, the physical maintenance needs of their infrastructure, the introduction of new communications technologies, the actions of the government and the FCC, merger or acquisition activity, and overall economic conditions. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in contract revenues and results of operations.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the six months ended July 28, 2018 and July 29, 2017 accounting for approximately 78.3% and 77.6%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three or six months ended July 28, 2018 or July 29, 2017:

	For the Three Months Ended		For the Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Comcast Corporation	21.4%	19.6%	21.6%	19.5%
AT&T Inc.	20.7%	21.0%	22.4%	24.0%
Verizon Communications Inc.	18.4%	10.0%	17.6%	9.3%
CenturyLink, Inc.(1)	13.5%	21.2%	12.9%	19.9%
Charter Communications, Inc.	3.9%	3.9%	3.9%	3.8%
Windstream Corporation	3.6%	5.0%	3.5%	4.9%

(1) For comparison purposes, contract revenues from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

In addition, another customer contributed 0.8% and 2.1% to our total contract revenues during the three months ended July 28, 2018 and July 29, 2017, respectively, and 0.8% and 2.7% during the six months ended July 28, 2018 and July 29, 2017, respectively.

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements, such as discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. Contract revenues from multi-year master service agreements were approximately 63.9% and 68.4% of total contract revenues during the three months ended July 28, 2018 and July 29, 2017, respectively, and 63.1% and 66.5% during the six months ended July 28, 2018 and July 29, 2017, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout. Contract revenues from long-term contracts were 22.8%, and 17.5% during the three months ended July 28, 2018 and July 29, 2017, respectively, and 23.6% and 20.9% during the six months ended July 28, 2018 and July 29, 2017, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2019. During March 2018, we acquired certain assets and assumed certain liabilities of a telecommunications construction and maintenance services provider in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less an adjustment for working capital received below a target amount estimated to be approximately $0.5 million. This acquisition expands our geographic presence within our existing customer base.

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

Understanding Our Results of Operations

The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 1, Basis of Presentation and Accounting Policies, in the Notes to the Consolidated Financial Statements included in our Transition Report on Form 10-K for the six months ended January 27, 2018 filed with the SEC on March 2, 2018.

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

Contract Revenues. We perform a substantial majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Contractual agreements exist when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as similar selling prices for similar tasks, or in the alternative, the cost to perform tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 5.0% of contract revenues during the six months ended July 28, 2018.

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

Costs of Earned Revenues. Costs of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by independent subcontractors, operation of capital equipment (excluding depreciation), direct materials, costs of insuring our risks, and other direct costs. Under our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health.

General and Administrative Expenses. General and administrative expenses primarily consist of employee compensation and related expenses, including annual incentive compensation and stock-based compensation, legal, consulting and professional fees, information technology and development costs, acquisition and integration costs of businesses acquired, provision for or recoveries of bad debt expense, and other costs not directly related to the provision of our services under customer contracts. We incur information technology and development costs primarily to support and enhance our operating efficiency. Our executive management team and the senior management of our subsidiaries perform substantially all of our sales and marketing functions as part of their management responsibilities.

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, trade names, and non-compete intangibles, which are amortized over the estimated useful lives. Amortization of customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life.

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

Seasonality and Quarterly Fluctuations. Our contract revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, extended periods of adverse weather, which are more likely to occur during the winter, and reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. In addition, a disproportionate percentage of paid holidays fall within the fiscal quarter ending in January, decreasing the number of available workdays. Because of these factors, we are more likely to experience reduced contract revenues and profitability during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

Results of Operations

The results of operations of businesses acquired are included in the condensed consolidated financial statements from their dates of acquisition. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 28, 2018		July 29, 2017		July 28, 2018		July 29, 2017
Contract revenues	$799.5	100.0%	$780.2	100.0%	$1,530.8	100.0%	$1,566.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	642.4	80.4	606.9	77.8	1,241.9	81.1	1,228.4	78.4
General and administrative	64.6	8.1	59.5	7.6	126.8	8.3	120.8	7.7
Depreciation and amortization	44.8	5.6	40.2	5.2	88.2	5.8	77.7	5.0
Total	751.7	94.0	706.7	90.6	1,456.9	95.2	1,426.9	91.1
Interest expense, net	(10.4)	(1.3)	(9.7)	(1.2)	(20.6)	(1.3)	(19.1)	(1.2)
Other income, net	4.2	0.5	6.0	0.8	11.9	0.8	10.8	0.7
Income before income taxes	41.4	5.2	69.8	9.0	65.2	4.3	131.4	8.4
Provision for income taxes	11.5	1.4	26.1	3.3	18.0	1.2	48.9	3.1
Net income	$29.9	3.7%	$43.7	5.6%	$47.1	3.1%	$82.5	5.3%

Contract Revenues. Contract revenues were $799.5 million during the three months ended July 28, 2018 compared to $780.2 million during the three months ended July 29, 2017. During the three months ended July 28, 2018, contract revenues of $9.1 million were generated by a business acquired during the first quarter of fiscal 2019. Additionally, we earned $3.8 million of contract revenues from storm restoration services during the three months ended July 28, 2018.

Excluding amounts generated by a business acquired during the first quarter of fiscal 2019 and amounts from storm restoration services, contract revenues increased by $6.4 million during the three months ended July 28, 2018 compared to the three months ended July 29, 2017. Contract revenues increased by approximately $69.0 million for a large telecommunications customer primarily related to services for recent awards and by approximately $10.2 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Partially offsetting these increases, contract revenues decreased by approximately $57.7 million for a large telecommunications customer as a result of decreases in services performed under existing contracts and by approximately $10.1 million for services performed for a telecommunications customer in connection with rural services. In addition, contract revenues decreased by approximately $9.9 million for services performed on a customer’s fiber network and by approximately $2.1 million for a large telecommunications customer as a result of spending moderation compared to the three months ended July 29, 2017. All other customers had net increases in contract revenues of $7.0 million on a combined basis during the three months ended July 28, 2018 compared to the three months ended July 29, 2017.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.9%, 6.1%, and 3.0%, respectively, for the three months ended July 28, 2018 compared to 91.3%, 6.1%, and 2.6%, respectively, for the three months ended July 29, 2017.

Contract revenues were $1.531 billion during the six months ended July 28, 2018 compared to $1.567 billion during the six months ended July 29, 2017. Contract revenues from acquired businesses that were not owned for the entire period in both the current and comparable prior period were $35.9 million and $15.3 million for the six months ended July 28, 2018 and July 29, 2017, respectively. Additionally, we earned $18.6 million of contract revenues from storm restoration services during the six months ended July 28, 2018.

Excluding amounts generated by acquired businesses that were not owned for the entire period in both the current and comparable prior periods and amounts from storm restoration services, contract revenues decreased by $74.8 million during the six months ended July 28, 2018 compared to the six months ended July 29, 2017. Contract revenues decreased by approximately $114.0 million from a large telecommunications customer as a result of decreases in services performed under existing contracts and by approximately $54.3 million for another large telecommunications customer as a result of spending moderation compared to the six months ended July 29, 2017. In addition, contract revenues decreased by approximately $30.1 million for services performed on a customer’s fiber network and by approximately $23.6 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these decreases, contract revenues increased by approximately $124.4 million for a large telecommunications customer primarily related to services for recent awards and by approximately $8.9 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. All other customers had net increases in contract revenues of $13.9 million on a combined basis during the six months ended July 28, 2018 compared to the six months ended July 29, 2017.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.1%, 6.1%, and 2.8%, respectively, for the six months ended July 28, 2018 compared to 91.8%, 5.7%, and 2.5%, respectively, for the six months ended July 29, 2017.

Costs of Earned Revenues. Costs of earned revenues increased to $642.4 million, or 80.4% of contract revenues, during the three months ended July 28, 2018 compared to $606.9 million, or 77.8% of contract revenues, during the three months ended July 29, 2017. The primary components of the increase were a $30.4 million aggregate increase in direct labor and subcontractor costs, a $4.0 million increase in equipment maintenance and fuel costs combined, and a $6.6 million increase in other direct costs, including permitting costs. Partially offsetting these increases, direct material costs decreased by $5.5 million.

Costs of earned revenues as a percentage of contract revenues increased 2.6% during the three months ended July 28, 2018 compared to the three months ended July 29, 2017. As a percentage of contract revenues, labor and subcontracted labor costs increased 2.4% during the three months ended July 28, 2018 primarily resulting from under absorption of costs incurred on large customer programs. Equipment maintenance and fuel costs combined increased 0.4% as a percentage of contract revenues and other direct costs increased 0.7% as a percentage of contract revenues reflecting lower operating leverage. Partially offsetting these increases was a decline in the required usage of direct materials which decreased 0.9% as a percentage of contract revenues primarily as a result of mix of work.

Costs of earned revenues increased to $1.242 billion, or 81.1% of contract revenues, during the six months ended July 28, 2018 compared to $1.228 billion, or 78.4% of contract revenues, during the six months ended July 29, 2017. The primary components of the increase were a $24.9 million aggregate increase in direct labor and subcontractor costs, a $4.9 million increase in equipment maintenance and fuel costs combined, and a $11.4 million increase in other direct costs, including permitting costs. Partially offsetting these increases, direct material costs decreased by $27.6 million.

Costs of earned revenues as a percentage of contract revenues increased 2.7% during the six months ended July 28, 2018 compared to the six months ended July 29, 2017. As a percentage of contract revenues, labor and subcontracted labor costs increased 3.0% during the six months ended July 28, 2018 primarily resulting from under absorption of costs incurred on large customer programs and the productivity impacts of prolonged winter weather conditions that lasted throughout the first quarter of fiscal 2019. In addition, equipment maintenance and fuel costs combined increased 0.4% as a percentage of contract revenues and other direct costs increased 0.9% as a percentage of contract revenues reflecting lower operating leverage. Partially offsetting these increases was a decline in the required usage of direct materials which decreased 1.6% as a percentage of contract revenues primarily as a result of mix of work.

General and Administrative Expenses. General and administrative expenses increased to $64.6 million, or 8.1% of contract revenues, during the three months ended July 28, 2018 compared to $59.5 million, or 7.6% of contract revenues, during the three months ended July 29, 2017. The increase in total general and administrative expenses during the three months ended July 28, 2018 primarily resulted from increased payroll costs, partially offset by lower performance-based compensation costs. The increase in total general and administrative expenses as a percentage of contract revenues reflects lower absorption of certain office and support costs during the three months ended July 28, 2018.

General and administrative expenses increased to $126.8 million, or 8.3% of contract revenues, during the six months ended July 28, 2018 compared to $120.8 million, or 7.7% of contract revenues, during the six months ended July 29, 2017. The increase in total general and administrative expenses during the six months ended July 28, 2018 primarily resulted from increased payroll costs and the costs of businesses acquired in fiscal 2019 and fiscal 2017, partially offset by lower performance-based compensation costs. The increase in total general and administrative expenses as a percentage of contract revenues reflects lower absorption of certain office and support costs during the six months ended July 28, 2018.

Depreciation and Amortization. Depreciation expense was $39.0 million, or 4.9% of contract revenues, during the three months ended July 28, 2018 compared to $34.0 million, or 4.4% of contract revenues, during the three months ended July 29, 2017. Depreciation expense was $76.7 million, or 5.0% of contract revenues, during the six months ended July 28, 2018 compared to $65.1 million, or 4.2% of contract revenues, during the six months ended July 29, 2017. The increase in depreciation expense during the three and six months ended July 28, 2018 is primarily due to the addition of fixed assets during the last twelve months that support our expanded in-house workforce and the normal replacement cycle of fleet assets.

Amortization expense was $5.8 million and $6.3 million during the three months ended July 28, 2018 and July 29, 2017, respectively, and $11.5 million and $12.5 million during the six months ended July 28, 2018 and July 29, 2017, respectively.

Interest Expense, Net. Interest expense, net was $10.4 million and $9.7 million during the three months ended July 28, 2018 and July 29, 2017, respectively. Interest expense includes $4.8 million and $4.5 million for the non-cash amortization of debt discount associated with our convertible senior notes during the three months ended July 28, 2018 and July 29, 2017, respectively. Excluding this amortization, interest expense, net increased to $5.7 million during the three months ended July 28, 2018 from $5.2 million during the three months ended July 29, 2017 primarily as a result of higher market interest rates during the current period.

Interest expense, net was $20.6 million and $19.1 million during the six months ended July 28, 2018 and July 29, 2017, respectively. Interest expense includes $9.4 million and $8.9 million for the non-cash amortization of debt discount associated with our convertible senior notes during the six months ended July 28, 2018 and July 29, 2017, respectively. Excluding this amortization, interest expense, net increased to $11.2 million during the six months ended July 28, 2018 from $10.2 million during the six months ended July 29, 2017 primarily as a result of higher market interest rates during the current period.

Other Income, Net. Other income, net was $4.2 million and $6.0 million during the three months ended July 28, 2018 and July 29, 2017, respectively, and $11.9 million and $10.8 million during the six months ended July 28, 2018 and July 29, 2017, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $4.9 million and $6.6 million during the three months ended July 28, 2018 and July 29, 2017, respectively, and $13.3 million and $11.7 million during the six months ended July 28, 2018 and July 29, 2017, respectively. Other income, net also reflects $1.0 million and $0.8 million of discount fee expense during the three months ended July 28, 2018 and July 29, 2017, respectively, and $2.0 million and $1.7 million during the six months ended July 28, 2018 and July 29, 2017, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended July 28, 2018 and July 29, 2017 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Income tax provision	$11.5	$26.1	$18.0	$48.9
Effective income tax rate	27.9%	37.4%	27.7%	37.2%

Fluctuations in our effective income tax rate were primarily attributable to the difference in the applicable U.S. federal corporate tax rate for each respective period as a result of the Tax Cuts and Jobs Act of 2017.

Net Income. Net income was $29.9 million for the three months ended July 28, 2018 compared to $43.7 million for the three months ended July 29, 2017. Net income was $47.1 million for the six months ended July 28, 2018 compared to $82.5 million for the six months ended July 29, 2017.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $97.8 million, or 12.2% of contract revenues, for the three months ended July 28, 2018 compared to $118.0 million, or 15.1% of contract revenues, for the three months ended July 29, 2017. Non-GAAP Adjusted EBITDA was $171.5 million, or 11.2% of contract revenues, for the six months ended July 28, 2018 compared to $226.2 million, or 14.4% of contract revenues, for the six months ended July 29, 2017.

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

	For the Three Months Ended		For the Six Months Ended
	July 28, 2018	July 29, 2017	July 28, 2018	July 29, 2017
Net income	$29,900	$43,708	$47,131	$82,504
Interest expense, net	10,446	9,735	20,612	19,117
Provision for income taxes	11,544	26,127	18,022	48,877
Depreciation and amortization expense	44,805	40,244	88,160	77,655
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	96,695	119,814	173,925	228,153
Gain on sale of fixed assets	(4,909)	(6,645)	(13,324)	(11,694)
Stock-based compensation expense	6,048	4,874	10,911	9,789
Non-GAAP Adjusted EBITDA	$97,834	$118,043	$171,512	$226,248

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $23.9 million as of July 28, 2018 compared to $84.0 million as of January 27, 2018. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $726.2 million as of July 28, 2018 compared to $671.6 million as of January 27, 2018.

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

Net Cash Flows. The following table presents our net cash flows for the six months ended July 28, 2018 and July 29, 2017 (dollars in millions):

	For the Six Months Ended
	July 28, 2018	July 29, 2017
Net cash flows:
Provided by operating activities	$37.2	$192.3
Used in investing activities	$(84.9)	$(138.1)
Used in financing activities	$(11.7)	$(45.1)

Cash Provided by Operating Activities. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt expense.

During the six months ended July 28, 2018, net cash provided by operating activities was $37.2 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $113.9 million of operating cash flow during the six months ended July 28, 2018. Working capital changes that used operating cash flow during the six months ended July 28, 2018 included increases in accounts receivable and contract assets, net of $48.8 million and $110.5 million, respectively. Net increases in other current and non-current assets combined used $12.1 million of operating cash flow during the six months ended July 28, 2018 primarily for inventory and other costs that coincide with the beginning of our fiscal year. Working capital changes that provided operating cash flow during the six months ended July 28, 2018 included increases in accounts payable and accrued liabilities of $24.3 million and $26.3 million, respectively, primarily resulting from the timing of payments. In addition, a net decrease in income tax receivable provided $7.0 million of operating cash flow during the six months ended July 28, 2018 primarily as a result of the timing of estimated tax payments.

On January 28, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The adoption of ASU 2014-09 resulted in balance sheet classification changes for amounts that have not been invoiced to customers but for which we have satisfied the performance obligation and have an unconditional right to receive payment. Prior to the adoption of ASU 2014-09, amounts not yet invoiced to customers were included in our contract assets, historically referred to as Costs and Estimated Earnings in Excess of Billings, regardless of rights to payment. These amounts represent unbilled accounts receivable for which we have an unconditional right to receive payment although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other billing requirements within contract terms. Upon adoption, unbilled receivable amounts are included in accounts receivable, net. We adopted ASU 2014-09 using the modified retrospective method. Under the modified retrospective method, balances as of July 28, 2018 reflect the adoption of ASU 2014-09, while prior period balances are not adjusted and continue to be reported in accordance with our historical accounting policies.
To reflect the adoption of ASU 2014-09 and maintain comparability between periods, days sales outstanding (“DSO”) is calculated based on the ending balance of total accounts receivable (including unbilled accounts receivable) and contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Our DSO was 96 days and 87 days as of July 28, 2018 and July 29, 2017, respectively.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our accounts receivable and contract asset balances as of July 28, 2018 and January 27, 2018. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of July 28, 2018 or January 27, 2018.

During the six months ended July 29, 2017, net cash provided by operating activities was $192.3 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $15.4 million of operating cash flow during the six months ended July 29, 2017. Working capital changes that provided operating cash flow during the six months ended July 29, 2017 were increases in accounts payable and accrued liabilities of $15.7 million and $23.4 million, respectively, primarily resulting from the timing of payments. In addition, a net decrease in income tax receivable provided $20.2 million of operating cash flow during the six months ended July 29, 2017 primarily as a result of the timing of estimated tax payments. Net decreases in other current and non-current assets combined provided $5.7 million of operating cash flow and a decrease in contract assets, net (formerly Costs and Estimated Earnings in Excess of Billings) provided $2.6 million of operating cash flow during the six months ended July 29, 2017. Partially offsetting these sources of cash, an increase in accounts receivable used $52.2 million of operating cash flow during the six months ended July 29, 2017.

Cash Used in Investing Activities. Net cash used in investing activities was $84.9 million during the six months ended July 28, 2018 compared to $138.1 million during the six months ended July 29, 2017. During the six months ended July 28, 2018 and July 29, 2017, capital expenditures were $80.5 million and $124.3 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $15.0 million and $11.7 million during the six months ended July 28, 2018 and July 29, 2017, respectively. During the six months ended July 28, 2018, we paid $20.9 million in connection with the acquisition of certain assets and assumption of certain liabilities of a telecommunications construction and maintenance services provider, net of cash acquired. Additionally, we received $1.6 million of escrowed funds during the six months ended July 28, 2018 in connection with the resolution of certain indemnification claims related to the Goodman acquisition. During the six months ended July 29, 2017, we paid $26.1 million for the acquisition of Texstar, net of cash acquired. Other investing activities provided $0.6 million of cash flow during the six months ended July 29, 2017.
Cash Used in Financing Activities. Net cash used in financing activities was $11.7 million during the six months ended July 28, 2018. During the six months ended July 28, 2018, repayments under our credit agreement, net of borrowings, were $12.0 million. Additionally, we withheld shares and paid $0.1 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 28, 2018. Partially offsetting these uses, we received $0.4 million from the exercise of stock options during the six months ended July 28, 2018.

Net cash used in financing activities was $45.1 million during the six months ended July 29, 2017. During the six months ended July 29, 2017, repayments under our credit agreement, net of borrowings, were $9.2 million. We repurchased 400,000 shares of our common stock in open market transactions, at an average price of $94.77 per share, for $37.9 million. Additionally, we withheld shares and paid $0.5 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 29, 2017. Partially offsetting these uses, we received $1.0 million from the exercise of stock options and $1.6 million for excess tax benefits, primarily from the exercises of stock options and vesting of restricted share units, during the six months ended July 29, 2017.

Compliance with Credit Agreement. We are party to a credit agreement with various lenders, dated as of December 3, 2012 (as amended as of June 17, 2016, May 20, 2016, September 9, 2015, and April 24, 2015), that matures on April 24, 2020. The credit agreement provides for a $450.0 million revolving facility, $385.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit.

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

The weighted average interest rates and fees for balances under the credit agreement as of July 28, 2018 and January 27, 2018 were as follows:

	Weighted Average Rate End of Period
	July 28, 2018	January 27, 2018
Borrowings - Term loan facilities	3.84%	3.30%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of July 28, 2018 or January 27, 2018.

The credit agreement contains a financial covenant that requires us to maintain a consolidated leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter. The Credit Agreement provides for certain increases to this ratio in connection with permitted acquisitions. In addition, the agreement contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At both July 28, 2018 and January 27, 2018, we were in compliance with the financial covenants of our credit agreement and had borrowing availability in the revolving facility of $401.4 million as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of July 28, 2018 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$—	$485,000	$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	31,281	314,750	—	—	346,031
Fixed interest payments on long-term debt(1)	3,637	7,275	1,819	—	12,731
Operating lease obligations	25,986	28,524	8,820	2,920	66,250
Employment agreements	10,357	5,144	152	—	15,653
Purchase and other contractual obligations(2)	63,666	6,768	—	—	70,434
Total	$134,927	$362,461	$495,791	$2,920	$996,099

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of July 28, 2018 consisted of $346.0 million outstanding under our term loan facilities.

(2) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of July 28, 2018, purchase and other contractual obligations includes approximately $32.5 million for issued orders with delivery dates scheduled to occur over the next twelve months. Additionally, during the three months ended July 28, 2018 we entered into a long-term agreement with a customer. Pursuant to that agreement, purchase and other contractual obligations includes a $30.0 million payment to be made to the customer.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 28, 2018.

Our condensed consolidated balance sheet as of July 28, 2018 includes a long-term liability of approximately $61.1 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $3.3 million as of both July 28, 2018 and January 27, 2018 and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 28, 2018 and January 27, 2018 we had $134.5 million and $118.1 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $54.7 million as of July 28, 2018. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. As of both July 28, 2018 and January 27, 2018, we had $48.6 million outstanding standby letters of credit issued under our credit agreement.

Backlog. Our backlog consists of the estimated uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.881 billion and $5.847 billion at July 28, 2018 and January 27, 2018, respectively. We expect to complete 36.9% of the July 28, 2018 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer in the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed at the time of estimating the backlog amount. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the six months ended July 28, 2018 or July 29, 2017, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On July 28, 2018, we had variable rate debt outstanding under our credit agreement of $346.0 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.7 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. Due to the fixed rate of interest on the Notes, changes in market rates of interest would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in market interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $112.52 and $136.01 as of July 28, 2018 and January 27, 2018, respectively (dollars in thousands):

	July 28, 2018	January 27, 2018
Principal amount of Notes	$485,000	$485,000
Less: Debt discount and debt issuance costs	(72,432)	(82,751)
Net carrying amount of Notes	$412,568	$402,249

Fair value of principal amount of Notes	$545,722	$659,649
Less: Debt discount and debt issuance costs	(72,432)	(82,751)
Fair value of Notes	$473,290	$576,898

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $8.4 million, calculated on a discounted cash flow basis as of July 28, 2018.

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

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of July 28, 2018, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 28, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
July 28, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is party to various claims and legal proceedings arising in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the outcome of any such claims or proceedings will not have a material effect on the Company’s financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended July 28, 2018, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
July 28, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 29, 2018 - May 26, 2018	71(2)	$93.39	—	(3)
May 27, 2018 - June 23, 2018	—	$—	—	(3)
June 24, 2018 - July 28, 2018	—	$—	—	(3)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce the Company’s total share repurchase authority.

(3) As of July 28, 2018, $95.2 million remained available for repurchases through August 2018 under the Company’s share repurchase program. On August 29, 2018, the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. The repurchase authorization replaces the Company’s previous repurchase authorization, which expired in August 2018. As of August 29, 2018, the full $150.0 million of the new repurchase authorization was available for repurchase.

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2018 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	August 29, 2018	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	August 29, 2018	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer