Form 10-Q
period 2018-10-27
DYCOM INDUSTRIES INC
filed 2018-11-21
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 27, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 627-7171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 31,296,738 shares of common stock with a par value of $0.33 1/3 outstanding at November 19, 2018.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	October 27, 2018	January 27, 2018
ASSETS
Current assets:
Cash and equivalents	$21,513	$84,029
Accounts receivable, net	849,769	318,684
Contract assets	147,320	369,472
Inventories	90,819	79,039
Income tax receivable	5,496	13,852
Other current assets	34,010	39,710
Total current assets	1,148,927	904,786

Property and equipment, net	428,305	414,768
Goodwill	325,749	321,743
Intangible assets, net	166,550	171,469
Other	63,681	28,190
Total non-current assets	984,285	936,170
Total assets	$2,133,212	$1,840,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,702	$92,361
Current portion of debt	—	26,469
Contract liabilities	7,631	6,480
Accrued insurance claims	41,579	53,890
Income taxes payable	668	755
Other accrued liabilities	119,464	79,657
Total current liabilities	304,044	259,612

Long-term debt	867,835	733,843
Accrued insurance claims	65,981	59,385
Deferred tax liabilities, net non-current	72,580	57,428
Other liabilities	5,914	5,692
Total liabilities	1,316,354	1,115,960

COMMITMENTS AND CONTINGENCIES, Note 19

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,283,411 and 31,185,669 issued and outstanding, respectively	10,428	10,395
Additional paid-in capital	23,165	6,170
Accumulated other comprehensive loss	(1,273)	(1,146)
Retained earnings	784,538	709,577
Total stockholders’ equity	816,858	724,996
Total liabilities and stockholders’ equity	$2,133,212	$1,840,956

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 27, 2018	October 28, 2017
REVENUES:
Contract revenues	$848,237	$756,215

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	687,164	600,847
General and administrative (including stock-based compensation expense of $7.4 million and $7.4 million, respectively)	68,763	64,562
Depreciation and amortization	45,533	42,651
Total	801,460	708,060

Interest expense, net	(11,310)	(9,707)
Other income, net	2,817	5,931
Income before income taxes	38,284	44,379

Provision for income taxes:
Current	2,366	15,085
Deferred	8,088	518
Total provision for income taxes	10,454	15,603

Net income	$27,830	$28,776

Earnings per common share:
Basic earnings per common share	$0.89	$0.93

Diluted earnings per common share	$0.87	$0.90

Shares used in computing earnings per common share:
Basic	31,246,591	31,061,448

Diluted	31,834,542	31,891,574

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	October 27, 2018	October 28, 2017
REVENUES:
Contract revenues	$2,379,081	$2,322,741

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	1,929,113	1,829,220
General and administrative (including stock-based compensation expense of $18.3 million and $17.2 million, respectively)	195,601	185,398
Depreciation and amortization	133,694	120,306
Total	2,258,408	2,134,924

Interest expense, net	(31,922)	(28,824)
Other income, net	14,686	16,767
Income before income taxes	103,437	175,760

Provision for income taxes:
Current	13,334	54,415
Deferred	15,142	10,065
Total provision for income taxes	28,476	64,480

Net income	$74,961	$111,280

Earnings per common share:
Basic earnings per common share	$2.40	$3.57

Diluted earnings per common share	$2.34	$3.50

Shares used in computing earnings per common share:
Basic	31,214,172	31,167,753

Diluted	32,065,229	31,822,106

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net income	$27,830	$28,776	$74,961	$111,280
Foreign currency translation (losses) gains, net of tax	(5)	(94)	(127)	2
Comprehensive income	$27,825	$28,682	$74,834	$111,282

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	October 27, 2018	October 28, 2017
OPERATING ACTIVITIES:
Net income	$74,961	$111,280
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	133,694	120,306
Deferred income tax provision	15,142	10,065
Stock-based compensation	18,277	17,169
Bad debt (recovery) expense, net	(73)	263
Gain on sale of fixed assets	(17,198)	(18,189)
Amortization of debt discount	14,223	13,471
Amortization of debt issuance costs and other	2,712	2,548
Excess tax benefit from share-based awards	—	(1,612)
Change in operating assets and liabilities:
Accounts receivable, net	(213,707)	(30,308)
Contract assets, net	(88,388)	(17,348)
Other current assets and inventory	(16,540)	(3,303)
Other assets	(26,621)	2,322
Income taxes receivable/payable	8,269	35,588
Accounts payable	35,667	10,332
Accrued liabilities, insurance claims, and other liabilities	41,245	(3,506)
Net cash (used in) provided by operating activities	(18,337)	249,078

INVESTING ACTIVITIES:
Capital expenditures	(127,800)	(180,346)
Proceeds from sale of assets	19,614	20,533
Cash paid for acquisitions, net of cash acquired	(20,917)	(26,070)
Other investing activities	1,576	629
Net cash used in investing activities	(127,527)	(185,254)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	423,188	275,000
Principal payments on senior credit agreement, including term loans	(331,250)	(289,001)
Debt financing costs	(6,684)	—
Repurchase of common stock	—	(54,784)
Exercise of stock options	501	1,165
Restricted stock tax withholdings	(1,751)	(1,877)
Excess tax benefit from share-based awards	—	1,612
Net cash provided by (used in) financing activities	84,004	(67,885)
Net decrease in cash and equivalents and restricted cash	(61,860)	(4,061)

CASH AND EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	90,182	34,899

CASH AND EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$28,322	$30,838

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$16,478	$13,645
Cash paid for taxes, net	$5,652	$19,075
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,482	$4,077
Debt financing costs included in other accrued liabilities at period end	$563	$—

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Transition Report on Form 10-K for the six months ended January 27, 2018, filed with the SEC on March 2, 2018. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

Accounting Period. In September 2017, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligned the Company’s fiscal year with the planning cycles of its customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. Beginning with fiscal 2019, each fiscal year ends on the last Saturday in January and consists of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter).

The Company refers to the period beginning January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, and the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”.

Segment Information. The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), whose results are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods.

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

Revenue Recognition. The Company performs a substantial majority of its services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Contractual agreements exist when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. The Company’s services are performed for the sole benefit of its customers, whereby the assets being created or maintained are controlled by the customer and the services the Company performs do not have alternative benefits for the Company. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the Company, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when the Company’s performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as similar selling prices for similar tasks, or in the alternative, the cost to perform tasks. Revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented less than 10.0% of contract revenues during the nine months ended October 27, 2018.

For certain contracts, representing approximately 2.5% of contract revenues during the nine months ended October 27, 2018, the Company uses the cost-to-cost measure of progress. These contracts are generally lump sum projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. For contracts using the cost-to-cost measure of progress, the Company accrues the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

Accounts Receivable, Net. The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated realizable value. Unbilled accounts receivable represent amounts the Company has an unconditional right to receive payment for although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements. Certain of the Company’s contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in the Company’s overall assessment of the collectability of accounts receivable. The Company expects to collect the outstanding balance of accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next twelve months. The Company estimates its allowance for doubtful accounts by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the credit worthiness of the Company’s customers.

Contract Assets. Contract assets include unbilled amounts typically resulting from arrangements whereby complete satisfaction of a performance obligation and the right to payment are conditioned on completing additional tasks or services.

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The Company’s contract asset and liability is reported in a net position on a contract by contract basis at the end of each reporting period. As of October 27, 2018 and January 27, 2018, the contract liabilities balance is classified as current based on the timing of when the Company expects to complete the tasks required for the recognition of revenue.

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of Company’s long-term debt, which is based on observable market-based inputs (Level 2). See Note 13, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of October 27, 2018 and January 27, 2018. During the nine months ended October 27, 2018 and October 28, 2017, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Transition Report on Form 10-K for the six months ended January 27, 2018, filed with the SEC on March 2, 2018. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed therein. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the nine months ended October 27, 2018 are disclosed in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Standards

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU No. 2014-09 and related updates are referred to herein as “ASU 2014-09”. ASU 2014-09 replaces numerous requirements in GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, the two permitted transition methods are the full retrospective method and the modified retrospective method. The full retrospective method requires the standard to be applied to each prior reporting period presented and the cumulative effect of applying the standard to be recognized at the earliest period shown. The modified retrospective method requires the cumulative effect of applying the standard to be recognized at the date of initial application. Effective January 28, 2018, the Company adopted the requirements of ASU 2014-09 using the modified retrospective method. As a practical expedient, the Company adopted the new standard only for existing contracts as of January 28, 2018, the date of adoption. Any contracts that had expired prior to January 28, 2018 were not evaluated against the new standard. The Company believes its application of the new standard to only those contracts existing as of January 28, 2018 did not have a material impact on adoption.

In accordance with the guidance under ASU 2014-09, the Company reclassified $311.7 million of unbilled receivables from contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) to accounts receivable, net as of January 28, 2018, the date of the Company’s adoption. As a result of the reclassification, accounts receivable, net and contract assets were $630.4 million and $57.8 million, respectively, as of January 28, 2018. The reclassification was a non-cash activity between contract assets and accounts receivable, net and did not impact net cash (used in) provided by operating activities in the condensed consolidated statement of cash flows. The impact of adoption on the Company’s condensed consolidated balance sheet as of October 27, 2018 is as follows (dollars in thousands):

	October 27, 2018
	As reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Assets
Accounts receivable, net	$849,769	$477,418	$372,351
Contract assets	$147,320	$519,671	$(372,351)

The adoption of ASU 2014-09 resulted in balance sheet classification changes for amounts that have not been invoiced to customers but for which the Company has satisfied the performance obligation and has an unconditional right to receive payment. Prior to the adoption of ASU 2014-09, amounts not yet invoiced to customers were included in the Company’s contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) regardless of rights to payment. These amounts represent unbilled accounts receivable for which the Company has an unconditional right to receive payment although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements.

The standard did not impact the opening retained earnings of the Company’s condensed consolidated balance sheet or the Company’s condensed consolidated statement of operations as timing and amount of revenue recognized under the new standard was unchanged as compared to the Company’s historical revenue recognition practices.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to reduce the diversity in practice regarding the classification and presentation of changes in restricted cash within the statement of cash flows. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included with the beginning-of-period and end-of-period total amounts of cash and cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 effective January 28, 2018, the first day of fiscal 2019, and applied this change of presentation retrospectively to the Company’s condensed consolidated statement of cash flows for the nine months ended October 28, 2017. As a result of the retrospective adoption, the beginning-of-period and end-of-period total amounts of cash and cash equivalents have been restated to include restricted cash of $5.4 million, $6.3 million, and $6.2 million as of January 28, 2017, October 28, 2017, and January 27, 2018, respectively. Restricted cash primarily relates to funding provisions of the Company’s insurance program.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice regarding the classification of certain transactions within the statement of cash flows and addresses eight specific topics including, among other things, the classification of cash flows related to debt prepayment and debt extinguishment costs. Under the amended guidance, cash payments for debt prepayment and debt extinguishment costs are classified as financing activities, whereas historically the Company has classified such cash flows as operating activities. The Company adopted ASU 2016-15 effective January 28, 2018, the first day of fiscal 2019, on a retrospective basis as required. There was no impact to the Company’s condensed consolidated statement of cash flows for the nine months ended October 27, 2018 or October 28, 2017 as a result of the adoption.

The Company also adopted the following Accounting Standards Updates during the nine months ended October 27, 2018, neither of which had a material effect on the Company’s consolidated financial statements:

ASU		Adoption Date
2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	January 28, 2018
2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	January 28, 2018

Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU No. 2016-02 and related updates are referred to herein as “ASU 2016-02”. ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions by requiring lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet for all leases with terms greater than twelve months, including those classified as operating leases under current guidance. The new guidance substantially retains the classification for lease transactions as finance or operating and, as a result, the pattern of expense recognition in the income statement is largely unchanged. For finance leases the lessee recognizes interest expense and amortization of the right-of-use asset and for operating leases the lessee recognizes total lease expense on a straight-line basis. ASU 2016-02 is required to be adopted using a modified retrospective approach and provides an option to recognize the cumulative-effect adjustment at the beginning of either the earliest period presented or the period of adoption. The new guidance will be effective for the Company for the fiscal year ended January 25, 2020 (“fiscal 2020”) and interim reporting periods within that year.

The Company will adopt ASU 2016-02 effective January 27, 2019, the first day of fiscal 2020, using the option of applying the new lease requirements at the date of adoption. Accordingly, comparative financial statements for periods prior to the date of adoption will not be adjusted. The Company expects to elect the practical expedients that allow it to not reassess whether any expired or existing contracts represent leases, the classification of any expired or existing leases, and the initial direct costs for any expired or existing leases. While the Company continues to evaluate the effect of ASU 2016-02 on its consolidated financial statements, it expects to recognize right-of-use assets and corresponding lease liabilities on its consolidated balance sheet for substantially all of its operating leases with terms greater than twelve months. At January 27, 2018, future minimum lease payments with respect to existing lease obligations under non-cancellable operating leases with terms greater than twelve months were $64.6 million, of which $39.7 million related to fiscal 2020 and subsequent years. The actual amount of lease assets and lease liabilities to be recognized on the Company’s consolidated balance sheet will depend on the Company’s operating lease obligations at the date of adoption. ASU 2016-02 is not expected to have a material effect on the amount of expense recognized in connection with the Company’s current leases as compared to current practice. In addition, the Company is evaluating the effect of ASU 2016-02 on its systems, business processes, and controls, and expects to implement new lease accounting and administration software in connection with the new standard.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net income available to common stockholders (numerator)	$27,830	$28,776	$74,961	$111,280

Weighted-average number of common shares (denominator)	31,246,591	31,061,448	31,214,172	31,167,753

Basic earnings per common share	$0.89	$0.93	$2.40	$3.57

Weighted-average number of common shares	31,246,591	31,061,448	31,214,172	31,167,753
Potential shares of common stock arising from stock options, and unvested restricted share units	587,951	830,126	605,992	654,353
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(1)	—	—	245,065	—
Total shares-diluted (denominator)	31,834,542	31,891,574	32,065,229	31,822,106

Diluted earnings per common share	$0.87	$0.90	$2.34	$3.50

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	121,722	125,074	68,395	102,268
0.75% convertible senior notes due 2021	5,005,734	5,005,734	4,760,669	5,005,734
Warrants	5,005,734	5,005,734	5,005,734	5,005,734
Total	10,133,190	10,136,542	9,834,798	10,113,736

(1) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $96.89 per share conversion price for the convertible senior notes. The warrants associated with the Company’s convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $130.43 per share warrant strike price. During the first and second quarters of fiscal 2019, the Company’s average stock price of $110.46 and $99.27, respectively, each exceeded the conversion price for the convertible senior notes. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during the first and second quarters of fiscal 2019 are included in the calculation of diluted earnings per share for the nine months ended October 27, 2018. As the Company’s average stock price did not exceed the strike price for the warrants, the underlying common shares were anti-dilutive as reflected in the table above.

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

5. Acquisitions

Fiscal 2019. During March 2018, the Company acquired certain assets and assumed certain liabilities of a provider of telecommunications construction and maintenance services in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less an adjustment for working capital received below a target amount estimated to be approximately $0.5 million. This acquisition expands the Company’s geographic presence within its existing customer base.

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

The goodwill associated with the stock purchase of Texstar is not deductible for tax purposes. Results of businesses acquired are included in the condensed consolidated financial statements from their respective dates of acquisition. The revenues and net income of the fiscal 2019 acquisition and Texstar were not material during the three or nine months ended October 27, 2018 or October 28, 2017.

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

Accounts Receivable

Accounts receivable consisted of the following (dollars in thousands):

	October 27, 2018	January 27, 2018
Trade accounts receivable	$464,332	$300,271
Unbilled accounts receivable	372,351	—
Retainage	14,032	19,411
Total	850,715	319,682
Less: allowance for doubtful accounts	(946)	(998)
Accounts receivable, net	$849,769	$318,684

As of January 27, 2018, the Company’s accounts receivable, net were $318.7 million. Subsequently, on January 28, 2018 (the Company’s first day of adoption of ASU 2014-09) the Company reclassified $311.7 million of unbilled receivables from contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) to accounts receivable, net in accordance with the guidance under ASU 2014-09. As a result of the reclassification, accounts receivable, net were $630.4 million as of January 28, 2018. As of October 27, 2018, the corresponding balance was $849.8 million. The increase is primarily a result of an increased level of operations and an increase in amounts invoiced to customers under large programs during the nine months ended October 27, 2018. See Note 3, Accounting Standards, for further information on the adoption of ASU 2014-09.

During the three and nine months ended October 27, 2018 and October 28, 2017, write-offs to the allowance for doubtful accounts, net of recoveries, were not material.

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	October 27, 2018	January 27, 2018
Contract assets	$147,320	$369,472
Contract liabilities	7,631	6,480
Contract assets, net	$139,689	$362,992

As of January 27, 2018, the Company’s contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) were $369.5 million. Subsequently, on January 28, 2018 (the Company’s first day of adoption of ASU 2014-09) the Company reclassified $311.7 million of unbilled receivables from contract assets to accounts receivable, net in accordance with the guidance under ASU 2014-09. As a result of the reclassification, contracts assets were $57.8 million as of January 28, 2018. As of October 27, 2018, the corresponding balance was $147.3 million. The increase primarily resulted from services performed under contracts consisting of multiple tasks, for which billings will be submitted upon completion of the remaining tasks not yet completed. There were no other significant changes in contract assets during the period. During the nine months ended October 27, 2018, the Company performed services and recognized an immaterial amount of revenue related to its contract liabilities that existed at January 27, 2018. See Note 3, Accounting Standards, for further information on the adoption of ASU 2014-09 and Note 7, Other Current Assets and Other Assets, for information on the Company’s long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of trade accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of October 27, 2018 or January 27, 2018 were as follows (dollars in millions):

	October 27, 2018		January 27, 2018
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$338.7	34.3%	$98.2	14.4%
Comcast Corporation	$166.6	16.9%	$166.5	24.5%
CenturyLink, Inc.	$142.8	14.5%	$126.0	18.5%
AT&T Inc.	$102.7	10.4%	$79.2	11.6%

The Company believes that none of its significant customers were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net as of October 27, 2018 or January 27, 2018.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	October 27, 2018	January 27, 2018
Prepaid expenses	$16,957	$13,167
Insurance recoveries/receivables for accrued insurance claims	—	13,701
Receivables on equipment sales	672	31
Deposits and other current assets, including restricted cash	16,381	12,811
Total other current assets	$34,010	$39,710

Other assets (long-term) consisted of the following (dollars in thousands):

	October 27, 2018	January 27, 2018
Deferred financing costs	$9,504	$3,873
Restricted cash	5,253	5,253
Insurance recoveries/receivables for accrued insurance claims	9,776	6,722
Long-term contract assets	32,014	5,486
Other non-current deposits and assets	7,134	6,856
Total other assets	$63,681	$28,190

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the nine months ended October 27, 2018, total insurance recoveries/receivables decreased approximately $10.6 million primarily due to the settlement of claims.

Long-term contract assets represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. During the nine months ended October 27, 2018, long-term contract assets increased approximately $26.5 million primarily due to a long-term customer agreement entered into during fiscal 2019.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	October 27, 2018	January 27, 2018
Cash and equivalents	$21,513	$84,029
Restricted cash included in:
Other current assets	1,556	900
Other assets (long-term)	5,253	5,253
Total cash and equivalents and restricted cash	$28,322	$90,182

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	October 27, 2018	January 27, 2018
Land	—	$4,359	$3,470
Buildings	10-35	13,321	12,315
Leasehold improvements	1-10	16,326	14,202
Vehicles	1-5	573,751	536,379
Computer hardware and software	1-7	133,286	117,058
Office furniture and equipment	1-10	12,604	11,686
Equipment and machinery	1-10	292,049	273,712
Total		1,045,696	968,822
Less: accumulated depreciation		(617,391)	(554,054)
Property and equipment, net		$428,305	$414,768

Depreciation expense was $39.8 million and $36.4 million for the three months ended October 27, 2018 and October 28, 2017, respectively, and $116.5 million and $101.5 million for the nine months ended October 27, 2018 and October 28, 2017, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $325.7 million and $321.7 million as of October 27, 2018 and January 27, 2018, respectively. Changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 27, 2018	$517,510	$(195,767)	$321,743
Goodwill from fiscal 2019 acquisition	4,097	—	4,097
Purchase price allocation adjustments from fiscal 2019 acquisition	(91)	—	(91)
Balance as of October 27, 2018	$521,516	$(195,767)	$325,749

The Company’s goodwill resides in multiple reporting units and primarily consists of expected synergies, together with the expansion of the Company’s geographic presence and strengthening of its customer base. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity. The Company’s customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The cyclical nature of the Company’s business, the high level of competition existing within its industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

The Company has historically completed its annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in the Company’s fiscal year end, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this became the first day of the Company’s fourth fiscal quarter. For the 2018 transition period, the assessment was performed as of October 29, 2017. As a result of the Company’s 2018 transition period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were substantially in excess of their carrying values and no impairment had occurred. As of October 27, 2018, the Company continues to believe the goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units; however, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	October 27, 2018				January 27, 2018
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	11.3	$312,017	$152,380	$159,637	$299,717	$135,544	$164,173
Trade names	8.1	10,350	8,208	2,142	10,350	7,872	2,478
UtiliQuest trade name	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	1.8	200	129	71	450	332	118
		$327,267	$160,717	$166,550	$315,217	$143,748	$171,469

Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.8 million and $6.3 million for the three months ended October 27, 2018 and October 28, 2017, respectively, and $17.2 million and $18.8 million for the nine months ended October 27, 2018 and October 28, 2017, respectively.

As of October 27, 2018, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar year 2019, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants. Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	October 27, 2018	January 27, 2018
Accrued insurance claims - current	$41,579	$53,890
Accrued insurance claims - non-current	65,981	59,385
Total accrued insurance claims	$107,560	$113,275

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$13,701
Non-current (included in Other assets)	9,776	6,722
Total insurance recoveries/receivables	$9,776	$20,423

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the nine months ended October 27, 2018, total insurance recoveries/receivables decreased approximately $10.6 million primarily due to the settlement of claims. Accrued insurance claims decreased by a corresponding amount.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	October 27, 2018	January 27, 2018
Accrued payroll and related taxes	$29,660	$23,010
Accrued employee benefit and incentive plan costs	24,356	16,097
Accrued construction costs	46,688	24,582
Other current liabilities	18,760	15,968
Total other accrued liabilities	$119,464	$79,657

13. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	October 27, 2018	January 27, 2018
Credit Agreement - Revolving facility (matures October 2023)	$—	$—
Credit Agreement - Term loan facility (matures October 2023)	450,000	358,063
0.75% convertible senior notes, net (mature September 2021)	417,835	402,249
	867,835	760,312
Less: current portion	—	(26,469)
Long-term debt	$867,835	$733,843

Senior Credit Agreement

On October 19, 2018, the Company and certain of its subsidiaries amended and restated its existing credit agreement, dated as of December 3, 2012, as amended on April 24, 2015 and as subsequently amended and supplemented (the “Credit Agreement”), with the various lenders party thereto. The maturity date of the Credit Agreement was extended to October 19, 2023 and, among other things, the maximum revolver commitment was increased to $750.0 million from $450.0 million and the term loan facility was increased to $450.0 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit.

Subject to certain conditions, the Credit Agreement provides the Company with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, up to the greater of (i) $350.0 million and (ii) an amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of the Company’s consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $50.0 million to its trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by the equity interests of the substantial majority of the Company’s subsidiaries.

Under the Credit Agreement, borrowings bear interest at the rates described below based upon the Company’s consolidated net leverage ratio, which is the ratio of the Company’s consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $50.0 million to its trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, the Company incurs certain fees for unused balances and letters of credit at the rates described below, also based upon the Company’s consolidated net leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) The administrative agent’s base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00%.

Standby letters of credit of approximately $48.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of both October 27, 2018 and January 27, 2018.

The weighted average interest rates and fees for balances under the Credit Agreement as of October 27, 2018 and January 27, 2018 were as follows:

	Weighted Average Rate End of Period
	October 27, 2018	January 27, 2018
Borrowings - Term loan facilities	4.28%	3.30%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	2.00%	1.75%
Unused Revolver Commitment	0.40%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of October 27, 2018 or January 27, 2018.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant that is applicable beginning 91 days prior to the maturity date of the Company’s 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, the Company would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At October 27, 2018 and January 27, 2018, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability under the revolving facility of $328.5 million and $401.4 million, respectively, as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued 0.75% convertible senior notes due September 2021 in a private placement in the principal amount of $485.0 million. The Notes, governed by the terms of an indenture between the Company and a bank trustee are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event the Company fails to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture.

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

During the three months ended October 27, 2018, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of October 27, 2018. As a result, the Notes were not convertible during the three months ended October 27, 2018 and are classified as long-term debt.

In accordance with ASC Topic 470, Debt, certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. The Company incurred $4.8 million and $4.5 million of interest expense during the three months ended October 27, 2018 and October 28, 2017, respectively, and $14.2 million and $13.5 million of interest expense during the nine months ended October 27, 2018 and October 28, 2017, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	October 27, 2018	January 27, 2018
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(60,676)	(74,899)
Less: Debt issuance costs	(6,489)	(7,852)
Net carrying amount of Notes	$417,835	$402,249

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated

$112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $101.50 and $136.01 as of October 27, 2018 and January 27, 2018, respectively (dollars in thousands):

	October 27, 2018	January 27, 2018
Fair value of principal amount of Notes	$492,275	$659,649
Less: Debt discount and debt issuance costs	(67,165)	(82,751)
Fair value of Notes	$425,110	$576,898

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
The Company’s effective income tax rate of 27.5% and 36.7% for the nine months ended October 27, 2018 and October 28, 2017, respectively, differs from the applicable U.S. federal corporate income tax rate for each respective period primarily as the result of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, and certain impacts from the vesting and exercise of share-based awards.

The Company’s current interpretations of the provisions of Tax Reform could differ from future interpretations and guidance from the U.S. Treasury Department, the IRS and other regulatory agencies, including state taxing authorities in jurisdictions where the Company operates. Any future adjustments resulting from these factors would impact the Company’s provision for income taxes and effective tax rate in the period in which they are made.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Gain on sale of fixed assets	$3,874	$6,495	$17,198	$18,189
Miscellaneous expense, net	(901)	(564)	(2,356)	(1,422)
Write-off of deferred financing costs	(156)	—	(156)	—
Total other income, net	$2,817	$5,931	$14,686	$16,767

The Company participates in a customer-sponsored vendor payment program. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to the customer’s bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the condensed consolidated statements of operations. Miscellaneous expense, net includes approximately $1.0 million and $0.7 million for the three months ended October 27, 2018 and October 28, 2017, respectively, and $3.0 million and $2.4 million for the nine months ended October 27, 2018 and October 28, 2017, respectively, of discount fee expense incurred in connection with the non-recourse sale of accounts receivable under this program. The program has not changed since its inception during fiscal 2016.

The Company recognized $0.2 million in write-off of deferred financing costs during the three months ended October 27, 2018 in connection with an amendment to the Credit Agreement.

16. Capital Stock

Repurchases of Common Stock. On August 29, 2018, the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. The repurchase authorization replaced the Company’s previous repurchase authorization which expired in August 2018. At expiration, approximately $95.2 million of the previous authorization remained outstanding. As of October 27, 2018, $150.0 million remained available for repurchases through February 2020 under the Company’s share repurchase program.

During the nine months ended October 28, 2017, the Company repurchased and canceled 600,000 shares of its common stock, at an average price of $91.31 per share, for $54.8 million. The Company did not repurchase any of its common stock during the nine months ended October 27, 2018.

17. Stock-Based Awards

The Company has certain stock-based compensation plans under which it grants stock-based awards, including common stock, stock options, time-based restricted share units (“RSUs”), and performance-based restricted share units (“Performance RSUs”) to attract, retain, and reward talented employees, officers, and directors, and to align the interests of employees, officers, and directors with those of the stockholders.

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

Stock-based compensation expense and the related tax benefit recognized and realized during the three and nine months ended October 27, 2018 and October 28, 2017 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Stock-based compensation	$7,366	$7,380	$18,277	$17,169
Income tax effect of stock-based compensation	$2,083	$2,882	$4,572	$6,695
As of October 27, 2018, the Company had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s estimate of performance goal achievement) of $2.9 million, $9.8 million, and $22.0 million, respectively. This expense will be recognized over a weighted-average number of years of 2.4, 2.5, and 1.8, respectively, based on the average remaining service periods for the awards. As of October 27, 2018, the Company may recognize an additional $9.6 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance criteria being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended October 27, 2018:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 27, 2018	636,730	$27.93
Granted	28,796	$106.19
Options exercised	(45,217)	$11.07
Canceled	—	$—
Outstanding as of October 27, 2018	620,309	$32.80

Exercisable options as of October 27, 2018	509,023	$23.16

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the nine months ended October 27, 2018:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 27, 2018	133,896	$71.81	390,327	$80.52
Granted	54,757	$102.14	218,628	$106.19
Share units vested	(18,713)	$74.95	(54,704)	$83.07
Forfeited or canceled	(6,673)	$70.56	(55,255)	$74.45
Outstanding as of October 27, 2018	163,267	$81.67	498,996	$92.16

The total amount of granted Performance RSUs presented above consists of 158,841 target shares and 59,787 supplemental shares. The total amount of Performance RSUs outstanding as of October 27, 2018 consists of 375,719 target shares and 123,277 supplemental shares. With respect to the Company’s Performance Year ended July 28, 2018, the Company canceled 24,689 supplemental shares of Performance RSUs during the three months ended October 27, 2018 as a result of the performance criteria for attaining supplemental shares being partially met.

18. Customer Concentration and Revenue Information

Geographic Location

The Company provides services throughout the United States and previously in Canada. Revenues from services provided in Canada were not material during the three or nine months ended October 27, 2018 or October 28, 2017.

Significant Customers

The Company’s customer base is highly concentrated, with its top five customers during the nine months ended October 27, 2018 and October 28, 2017 accounting for approximately 78.3% and 76.7%, respectively, of its total contract revenues. Customers whose contract revenues exceeded 10% of total contract revenues during the three or nine months ended October 27, 2018 or October 28, 2017, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 27, 2018		October 28, 2017		October 27, 2018		October 28, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Comcast Corporation	$176.3	20.8%	$165.0	21.8%	$506.7	21.3%	$471.0	20.3%
Verizon Communications Inc.	174.1	20.5	80.6	10.7	443.5	18.6	225.7	9.7
AT&T Inc.	164.6	19.4	143.5	19.0	506.8	21.3	520.1	22.4
CenturyLink, Inc.(1)	118.8	14.0	146.1	19.3	316.0	13.3	457.6	19.7
Total other customers combined	214.4	25.3	221.0	29.2	606.1	25.5	648.3	27.9
Total contract revenues	$848.2	100.0%	$756.2	100.0%	$2,379.1	100.0%	$2,322.7	100.0%

(1) For comparison purposes in the table above, amounts from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on the Company’s customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and nine months ended October 27, 2018 and October 28, 2017 were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 27, 2018		October 28, 2017		October 27, 2018		October 28, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$773.2	91.1%	$687.3	90.9%	$2,167.1	91.1%	$2,124.7	91.5%
Underground facility locating	48.8	5.8	48.4	6.4	142.9	6.0	138.0	5.9
Electrical and gas utilities and other	26.2	3.1	20.5	2.7	69.1	2.9	60.0	2.6
Total contract revenues	$848.2	100.0%	$756.2	100.0%	$2,379.1	100.0%	$2,322.7	100.0%

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

19. Commitments and Contingencies

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida. The Company anticipates that these cases and any similar cases filed in the future will be consolidated into a single action. The lawsuits allege that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects which, according to the plaintiffs, had the effect of artificially inflating the price of the Company’s common stock. The plaintiffs seek unspecified damages. The Company believes the allegations in the lawsuits are without merit and intends to vigorously defend the lawsuits. Based on the very early stage of this matter, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act (“ERISA”) for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected sometime in the first half of calendar 2019. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability, all such payments will be refunded to the subsidiary.

With respect to the acquisition of certain assets and the assumption of certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) during fiscal 2016, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. In April 2018, $9.7 million of escrowed funds were released in connection with the resolution of certain indemnification claims, of which Dycom received $1.6 million. There was no impact on the Company’s results of operations related to the escrow release. As of October 27, 2018, approximately $0.3 million remains in escrow pending resolution of certain post-closing indemnification claims.

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

Commitments

Performance and Payment Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 27, 2018 and January 27, 2018, the Company had $118.8 million and $118.1 million, respectively, of outstanding performance and other surety contract bonds. As part of its insurance program, the Company provides surety bonds to support obligations to its insurance carriers. As of October 27, 2018 and January 27, 2018, the Company had $22.1 million and $21.9 million, respectively, of outstanding surety bonds related to its insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has standby letters of credit issued under its Credit Agreement as part of its insurance program. These standby letters of credit collateralize obligations to the Company’s insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, the Company had $48.6 million of outstanding standby letters of credit issued under the Credit Agreement as of both October 27, 2018 and January 27, 2018.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10‑Q, as well as Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Transition Report on Form 10-K for the six months ended January 27, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2018 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Transition Report on Form 10-K for the six months ended January 27, 2018. Our Transition Report on Form 10-K for the six months ended January 27, 2018 was filed with the SEC on March 2, 2018, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

Introduction

We are a leading provider of specialty contracting services throughout the United States. Our subsidiaries provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We provide the labor, tools, and equipment necessary to plan, design, engineer, locate, expand, upgrade, install, and maintain the telecommunications infrastructure of our customers.

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

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber to the home to enable video offerings and 1 gigabit high-speed connections. Cable operators continue to increase the speeds of their services to residential customers and they continue to deploy fiber for business customers. Deployments for business customers are often in anticipation of the customer sales process. Fiber deep deployments to expand capacity as well as new build opportunities are increasing.

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

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. The needs of our customers may affect their capital expenditures and maintenance budgets. Factors affecting our customers include, but are not limited to, demands of their consumers, the introduction of new communications technologies, the physical maintenance needs of their infrastructure, the actions of the government and the FCC, merger or acquisition activity, and overall economic conditions. Changes in our mix of customers, contracts, and business activities, as well as changes in the general level of construction activity also drive variations in our contract revenues and our results of operations.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the nine months ended October 27, 2018 and October 28, 2017 accounting for approximately 78.3% and 76.7%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three or nine months ended October 27, 2018 or October 28, 2017:

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Comcast Corporation	20.8%	21.8%	21.3%	20.3%
Verizon Communications Inc.	20.5%	10.7%	18.6%	9.7%
AT&T Inc.	19.4%	19.0%	21.3%	22.4%
CenturyLink, Inc.(1)	14.0%	19.3%	13.3%	19.7%
Windstream Corporation	3.7%	4.1%	3.5%	4.6%
Charter Communications, Inc.	3.5%	4.5%	3.8%	4.0%

(1) For comparison purposes, contract revenues from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements, such as discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience with written notice. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. Contract revenues from multi-year master service agreements were approximately 64.9% and 69.4% of total contract revenues during the three months ended October 27, 2018 and October 28, 2017, respectively, and 63.8% and 67.4% during the nine months ended October 27, 2018 and October 28, 2017, respectively.

We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout. Contract revenues from long-term contracts were 20.7%, and 17.2% during the three months ended October 27, 2018 and October 28, 2017, respectively, and 22.6% and 19.7% during the nine months ended October 27, 2018 and October 28, 2017, respectively.

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2019. During March 2018, we acquired certain assets and assumed certain liabilities of a provider of telecommunications construction and maintenance services in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less an adjustment for working capital received below a target amount estimated to be approximately $0.5 million. This acquisition expands our geographic presence within our existing customer base.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our accounting policies and critical accounting estimates described in our Transition Report on Form 10-K for the six months ended January 27, 2018 except as described herein.

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

Accounting Period. In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. Beginning with fiscal 2019, each fiscal year ends on the last Saturday in January and consists of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter).

Contract Revenues. We perform a substantial majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Contractual agreements exist when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as similar selling prices for similar tasks, or in the alternative, the cost to perform tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented less than 10.0% of contract revenues during the nine months ended October 27, 2018.

For certain contracts, representing approximately 2.5% of contract revenues, we use the cost-to-cost measure of progress. These contracts are generally lump sum projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. For contracts using the cost-to-cost measure of progress, we accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program and write-off of deferred financing costs recognized in connection with an amendment to our credit agreement.

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

Results of Operations

The results of operations of businesses acquired are included in the condensed consolidated financial statements from their dates of acquisition. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 27, 2018		October 28, 2017		October 27, 2018		October 28, 2017
Contract revenues	$848.2	100.0%	$756.2	100.0%	$2,379.1	100.0%	$2,322.7	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	687.2	81.0	600.8	79.5	1,929.1	81.1	1,829.2	78.8
General and administrative	68.8	8.1	64.6	8.5	195.6	8.2	185.4	8.0
Depreciation and amortization	45.5	5.4	42.7	5.6	133.7	5.6	120.3	5.2
Total	801.5	94.5	708.1	93.6	2,258.4	94.9	2,134.9	91.9
Interest expense, net	(11.3)	(1.3)	(9.7)	(1.3)	(31.9)	(1.3)	(28.8)	(1.2)
Other income, net	2.8	0.3	5.9	0.8	14.7	0.6	16.8	0.7
Income before income taxes	38.3	4.5	44.4	5.9	103.4	4.3	175.8	7.6
Provision for income taxes	10.5	1.2	15.6	2.1	28.5	1.2	64.5	2.8
Net income	$27.8	3.3%	$28.8	3.8%	$75.0	3.2%	$111.3	4.8%

Contract Revenues. Contract revenues were $848.2 million during the three months ended October 27, 2018 compared to $756.2 million during the three months ended October 28, 2017. Contract revenues of $8.8 million were generated during the three months ended October 27, 2018 by a business acquired during the first quarter of fiscal 2019. Additionally, we earned $3.9 million and $15.9 million of contract revenues from storm restoration services during the three months ended October 27, 2018 and October 28, 2017, respectively.

Excluding amounts generated by a business acquired during the first quarter of fiscal 2019 and amounts from storm restoration services, contract revenues increased by $95.3 million during the three months ended October 27, 2018 compared to the three months ended October 28, 2017. Contract revenues increased by approximately $93.4 million for a large telecommunications customer primarily related to services for recent awards and by approximately $21.3 million for a large telecommunications customer improving its network. In addition, contract revenues increased by approximately $13.4 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements, and by approximately $0.3 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, contract revenues decreased by approximately $27.5 million for a large telecommunications customer as a result of decreases in services performed under existing contracts and by approximately $4.7 million for services performed on a customer’s fiber network. All other customers had net decreases in contract revenues of $0.9 million on a combined basis during the three months ended October 27, 2018 compared to the three months ended October 28, 2017.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.1%, 5.8%, and 3.1%, respectively, for the three months ended October 27, 2018 compared to 90.9%, 6.4%, and 2.7%, respectively, for the three months ended October 28, 2017.

Contract revenues were $2.379 billion during the nine months ended October 27, 2018 compared to $2.323 billion during the nine months ended October 28, 2017. Contract revenues from acquired businesses that were not owned for the entire period in both the current and comparable prior periods were $54.3 million and $23.9 million for the nine months ended October 27, 2018 and October 28, 2017, respectively. Additionally, we earned $22.5 million and $15.5 million of contract revenues from storm restoration services during the nine months ended October 27, 2018 and October 28, 2017, excluding amounts from acquired businesses.

Excluding amounts generated by acquired businesses that were not owned for the entire period in both the current and comparable prior periods and amounts from storm restoration services, contract revenues increased by $19.0 million during the nine months ended October 27, 2018 compared to the nine months ended October 28, 2017. Contract revenues increased by approximately $218.3 million for a large telecommunications customer primarily related to services for recent awards and by approximately $21.5 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Partially offsetting these increases, contract revenues decreased by approximately $141.2 million from a large telecommunications customer as a result of decreases in services performed under existing contracts and by approximately $35.2 million for another large telecommunications customer as a result of spending moderation compared to the nine months ended October 28, 2017. In addition, contract revenues decreased by approximately $34.8 million for services performed on a customer’s fiber network and by approximately $23.3 million for services performed for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $13.7 million on a combined basis during the nine months ended October 27, 2018 compared to the nine months ended October 28, 2017.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.1%, 6.0%, and 2.9%, respectively, for the nine months ended October 27, 2018 compared to 91.5%, 5.9%, and 2.6%, respectively, for the nine months ended October 28, 2017.

Costs of Earned Revenues. Costs of earned revenues increased to $687.2 million, or 81.0% of contract revenues, during the three months ended October 27, 2018 compared to $600.8 million, or 79.5% of contract revenues, during the three months ended October 28, 2017. The primary components of the increase were a $72.5 million aggregate increase in direct labor and subcontractor costs, a $5.4 million increase in direct materials, and a $4.7 million increase in equipment maintenance and fuel costs combined. Other direct costs increased $3.7 million on a combined basis.

Costs of earned revenues as a percentage of contract revenues increased 1.6% during the three months ended October 27, 2018 compared to the three months ended October 28, 2017. As a percentage of contract revenues, labor and subcontracted labor costs increased 2.1% during the three months ended October 27, 2018 primarily resulting from increased costs supporting the beginning phases of large customer programs. In addition, equipment maintenance and fuel costs combined increased 0.1% as a percentage of contract revenues. Partially offsetting these increases, direct materials decreased

0.3% as a percentage of contract revenues primarily as a result of mix of work and other direct costs decreased 0.3% as a percentage of contract revenues primarily as a result of operating leverage on our increased level of operations during the three months ended October 27, 2018.

Costs of earned revenues increased to $1.929 billion, or 81.1% of contract revenues, during the nine months ended October 27, 2018 compared to $1.829 billion, or 78.8% of contract revenues, during the nine months ended October 28, 2017. The primary components of the increase were a $97.4 million aggregate increase in direct labor and subcontractor costs, a $16.0 million increase in other direct costs, and a $9.6 million increase in equipment maintenance and fuel costs combined. Partially offsetting these increases, direct materials decreased by $23.2 million.

Costs of earned revenues as a percentage of contract revenues increased 2.3% during the nine months ended October 27, 2018 compared to the nine months ended October 28, 2017. As a percentage of contract revenues, labor and subcontracted labor costs increased 2.7% during the nine months ended October 27, 2018 primarily resulting from under absorption of costs incurred on large customer programs and the productivity impacts of prolonged winter weather conditions that lasted throughout the first quarter of fiscal 2019. In addition, equipment maintenance and fuel costs combined increased 0.3% as a percentage of contract revenues and other direct costs increased 0.5% as a percentage of contract revenues primarily resulting from the impact of costs associated with the initiation of customer programs. Partially offsetting these increases was a decline in the required usage of direct materials which decreased 1.2% as a percentage of contract revenues primarily as a result of mix of work.

General and Administrative Expenses. General and administrative expenses increased to $68.8 million, or 8.1% of contract revenues, during the three months ended October 27, 2018 compared to $64.6 million, or 8.5% of contract revenues, during the three months ended October 28, 2017. The increase in total general and administrative expenses during the three months ended October 27, 2018 primarily resulted from increased payroll costs. The decrease in total general and administrative expenses as a percentage of contract revenues is due to operating leverage on our increased level of operations.

General and administrative expenses increased to $195.6 million, or 8.2% of contract revenues, during the nine months ended October 27, 2018 compared to $185.4 million, or 8.0% of contract revenues, during the nine months ended October 28, 2017. The increase in total general and administrative expenses during the nine months ended October 27, 2018 primarily resulted from increased payroll costs and the costs of businesses acquired in fiscal 2019 and fiscal 2017, partially offset by lower performance-based compensation costs. The increase in total general and administrative expenses as a percentage of contract revenues reflects increased costs supporting our expanding scale during the nine months ended October 27, 2018.

Depreciation and Amortization. Depreciation expense was $39.8 million, or 4.7% of contract revenues, during the three months ended October 27, 2018 compared to $36.4 million, or 4.8% of contract revenues, during the three months ended October 28, 2017. Depreciation expense was $116.5 million, or 4.9% of contract revenues, during the nine months ended October 27, 2018 compared to $101.5 million, or 4.4% of contract revenues, during the nine months ended October 28, 2017. The increase in depreciation expense during the three and nine months ended October 27, 2018 is primarily due to the addition of fixed assets during the last twelve months that support our expanded in-house workforce and the normal replacement cycle of fleet assets.

Amortization expense was $5.8 million and $6.3 million during the three months ended October 27, 2018 and October 28, 2017, respectively, and $17.2 million and $18.8 million during the nine months ended October 27, 2018 and October 28, 2017, respectively.

Interest Expense, Net. Interest expense, net was $11.3 million and $9.7 million during the three months ended October 27, 2018 and October 28, 2017, respectively. Interest expense includes $4.8 million and $4.5 million for the non-cash amortization of debt discount associated with our convertible senior notes during the three months ended October 27, 2018 and October 28, 2017, respectively. Excluding this amortization, interest expense, net increased to $6.5 million during the three months ended October 27, 2018 from $5.2 million during the three months ended October 28, 2017 primarily as a result of higher outstanding borrowings and higher market interest rates during the current period.

Interest expense, net was $31.9 million and $28.8 million during the nine months ended October 27, 2018 and October 28, 2017, respectively. Interest expense includes $14.2 million and $13.5 million for the non-cash amortization of debt discount associated with our convertible senior notes during the nine months ended October 27, 2018 and October 28, 2017, respectively. Excluding this amortization, interest expense, net increased to $17.7 million during the nine months ended October 27, 2018 from $15.4 million during the nine months ended October 28, 2017 primarily as a result of higher market interest rates during the current period.

Other Income, Net. Other income, net was $2.8 million and $5.9 million during the three months ended October 27, 2018 and October 28, 2017, respectively, and $14.7 million and $16.8 million during the nine months ended October 27, 2018 and October 28, 2017, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $3.9 million and $6.5 million during the three months ended October 27, 2018 and October 28, 2017, respectively, and $17.2 million and $18.2 million during the nine months ended October 27, 2018 and October 28, 2017, respectively. Other income, net also reflects $1.0 million and $0.7 million of discount fee expense during the three months ended October 27, 2018 and October 28, 2017, respectively, and $3.0 million and $2.4 million during the nine months ended October 27, 2018 and October 28, 2017, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program. Additionally, we recognized $0.2 million in write-off of deferred financing costs during the three months ended October 27, 2018 in connection with an amendment to our credit agreement.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended October 27, 2018 and October 28, 2017 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Income tax provision	$10.5	$15.6	$28.5	$64.5
Effective income tax rate	27.3%	35.2%	27.5%	36.7%

Fluctuations in our effective income tax rate were primarily attributable to the difference in the applicable U.S. federal corporate tax rate for each respective period as a result of the Tax Cuts and Jobs Act of 2017.

Net Income. Net income was $27.8 million for the three months ended October 27, 2018 compared to $28.8 million for the three months ended October 28, 2017. Net income was $75.0 million for the nine months ended October 27, 2018 compared to $111.3 million for the nine months ended October 28, 2017.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $98.6 million, or 11.6% of contract revenues, for the three months ended October 27, 2018 compared to $97.6 million, or 12.9% of contract revenues, for the three months ended October 28, 2017. Non-GAAP Adjusted EBITDA was $270.1 million, or 11.4% of contract revenues, for the nine months ended October 27, 2018 compared to $323.9 million, or 13.9% of contract revenues, for the nine months ended October 28, 2017.

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

	For the Three Months Ended		For the Nine Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net income	$27,830	$28,776	$74,961	$111,280
Interest expense, net	11,310	9,707	31,922	28,824
Provision for income taxes	10,454	15,603	28,476	64,480
Depreciation and amortization expense	45,533	42,651	133,694	120,306
Earnings Before Interest, Taxes, Depreciation & Amortization	95,127	96,737	269,053	324,890
Gain on sale of fixed assets	(3,874)	(6,495)	(17,198)	(18,189)
Stock-based compensation expense	7,366	7,380	18,277	17,169
Non-GAAP Adjusted EBITDA	$98,619	$97,622	$270,132	$323,870

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $21.5 million as of October 27, 2018 compared to $84.0 million as of January 27, 2018. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $844.9 million as of October 27, 2018 compared to $671.6 million as of January 27, 2018.

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

Net Cash Flows. The following table presents our net cash flows for the nine months ended October 27, 2018 and October 28, 2017 (dollars in millions):

	For the Nine Months Ended
	October 27, 2018	October 28, 2017
Net cash flows:
(Used in) provided by operating activities	$(18.3)	$249.1
Used in investing activities	$(127.5)	$(185.3)
Provided by (used in) financing activities	$84.0	$(67.9)

Cash (Used in) Provided by Operating Activities. Non-cash items in cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt expense.

During the nine months ended October 27, 2018, net cash used in operating activities was $18.3 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $260.1 million of operating cash flow during the nine months ended October 27, 2018. Working capital changes that used operating cash flow during the nine months ended October 27, 2018 included increases in accounts receivable and contract assets, net of $213.7 million and $88.4 million, respectively. Net increases in other current and non-current assets combined used $43.2 million of operating cash flow during the nine months ended October 27, 2018 primarily as a result of an increase in long-term contract assets of $26.5 million and an increase in inventory. Long-term contract assets increased primarily due to a payment made pursuant to a long-term customer agreement entered into during fiscal 2019. Working capital changes that provided operating cash flow during the nine months ended October 27, 2018 included increases in accounts payable and accrued liabilities of $35.7 million and $41.2 million, respectively, primarily resulting from the timing of payments. In addition, a net decrease in income tax receivable provided $8.3 million of operating cash flow during the nine months ended October 27, 2018 primarily as a result of the timing of estimated tax payments.

On January 28, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The adoption of ASU 2014-09 resulted in balance sheet classification changes for amounts that have not been invoiced to customers but for which we have satisfied the performance obligation and have an unconditional right to receive payment. Prior to the adoption of ASU 2014-09, amounts not yet invoiced to customers were included in our contract assets, historically referred to as Costs and Estimated Earnings in Excess of Billings, regardless of rights to payment. These amounts represent unbilled accounts receivable for which we have an unconditional right to receive payment although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements. Upon adoption, unbilled receivables are included in accounts receivable, net. We adopted ASU 2014-09 using the modified retrospective method. Under the modified retrospective method, balances as of October 27, 2018 reflect the adoption of ASU 2014-09, while prior period balances are not adjusted and continue to be reported in accordance with our historical accounting policies.
To reflect the adoption of ASU 2014-09 and maintain comparability between periods, days sales outstanding (“DSO”) is calculated based on the ending balance of total accounts receivable (including unbilled accounts receivable) and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 106 days as of October 27, 2018 compared to 90 days as of October 28, 2017, primarily as a result of an increase in balances on large customer programs consisting of multiple tasks for which collections are expected to be received within contract terms upon submission of billings for remaining tasks to be completed.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our accounts receivable and contract asset balances as of October 27, 2018 and January 27, 2018. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of October 27, 2018 or January 27, 2018.

During the nine months ended October 28, 2017, net cash provided by operating activities was $249.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $6.2 million of operating cash flow during the nine months ended October 28, 2017. Working capital changes that used operating cash flow during the nine months ended October 28, 2017 included increases in accounts receivable and contract assets, net (historically referred to as Costs and Estimated Earnings in Excess of Billings) of $30.3 million and $17.3 million, respectively. Net increases in other current and non-current assets combined used $1.0 million of operating cash flow during the nine months ended October 28, 2017. Working capital changes that provided operating cash flow during the nine months ended October 28, 2017 included a net decrease in income tax receivable of $35.6 million and a net increase in accounts payable and accrued liabilities combined of $6.8 million, each primarily resulting from the timing of payments.

Cash Used in Investing Activities. Net cash used in investing activities was $127.5 million during the nine months ended October 27, 2018 compared to $185.3 million during the nine months ended October 28, 2017. During the nine months ended October 27, 2018 and October 28, 2017, capital expenditures were $127.8 million and $180.3 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $19.6 million and $20.5 million during the nine months ended October 27, 2018 and October 28, 2017, respectively. During the nine months ended October 27, 2018, we paid $20.9 million in connection with the acquisition of certain assets and assumption of certain liabilities of a telecommunications construction and maintenance services provider, net of cash acquired. Additionally, we received $1.6 million of escrowed funds during the nine months ended October 27, 2018 in connection with the resolution of certain indemnification claims related to a prior acquisition. During the nine months ended October 28, 2017, we paid $26.1 million for the acquisition of Texstar, net of cash acquired. Other investing activities provided $0.6 million of cash flow during the nine months ended October 28, 2017.
Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $84.0 million during the nine months ended October 27, 2018. During the nine months ended October 27, 2018, borrowings under our credit agreement, net of repayments, were $91.9 million primarily as a result of increasing our term loan facility under an amendment to our credit agreement. Additionally, during the nine months ended October 27, 2018, we paid $6.7 million of debt financing fees in connection with this amendment. See Compliance with Credit Agreement below for further discussion on the terms of the amended credit agreement. During the nine months ended October 27, 2018, we withheld shares and paid $1.8 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the period. Partially offsetting these uses, we received $0.5 million from the exercise of stock options during the nine months ended October 27, 2018.

Net cash used in financing activities was $67.9 million during the nine months ended October 28, 2017. During the nine months ended October 28, 2017, repayments under our credit agreement, net of borrowings, were $14.0 million. We repurchased 600,000 shares of our common stock in open market transactions, at an average price of $91.31 per share, for $54.8 million. Additionally, we withheld shares and paid $1.9 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 28, 2017. Partially offsetting these uses, we received $1.2 million from the exercise of stock options and $1.6 million for excess tax benefits, primarily from the exercises of stock options and vesting of restricted share units during the nine months ended October 28, 2017.

Compliance with Credit Agreement. On October 19, 2018, we amended and restated our existing credit agreement, dated as of December 3, 2012, as amended on April 24, 2015 and as subsequently amended and supplemented (the “Credit Agreement”), with the various lenders party thereto. The maturity date of the Credit Agreement was extended to October 19, 2023 and, among other things, the maximum revolver commitment was increased to $750.0 million from $450.0 million and the term loan facility was increased to $450.0 million. The Credit Agreement includes $200.0 million sublimit for the issuance of letters of credit.

Subject to certain conditions the Credit Agreement provides us with the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, up to the greater of (i) $350.0 million and (ii) an amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of the substantial majority of our subsidiaries.

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) The administrative agent’s base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00%.

Standby letters of credit of approximately $48.6 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of both October 27, 2018 and January 27, 2018.

The weighted average interest rates and fees for balances under the Credit Agreement as of October 27, 2018 and January 27, 2018 were as follows:

	Weighted Average Rate End of Period
	October 27, 2018	January 27, 2018
Borrowings - Term loan facilities	4.28%	3.30%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	2.00%	1.75%
Unused Revolver Commitment	0.40%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of October 27, 2018 or January 27, 2018.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant that is applicable beginning 91 days prior to the maturity date of the our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At October 27, 2018 and January 27, 2018, we were in compliance with the financial covenants of the Credit Agreement and had borrowing availability in the revolving facility of $328.5 million and $401.4 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of October 27, 2018 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$485,000		$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	—	45,000	405,000	—	450,000
Fixed interest payments on long-term debt(1)	3,638	7,275	—	—	10,913
Operating lease obligations	25,940	29,338	9,577	3,467	68,322
Employment agreements	10,603	8,420	143	—	19,166
Purchase and other contractual obligations(2)	25,321	5,474	—	—	30,795
Total	$65,502	$580,507	$414,720	$3,467	$1,064,196

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of October 27, 2018 consisted of $450.0 million outstanding under our term loan facilities.

(2) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of October 27, 2018, purchase and other contractual obligations includes approximately $24.0 million for issued orders with delivery dates scheduled to occur over the next twelve months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 27, 2018.

Our condensed consolidated balance sheet as of October 27, 2018 includes a long-term liability of approximately $66.0 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $3.3 million as of both October 27, 2018 and January 27, 2018 and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 27, 2018 and January 27, 2018 we had $118.8 million and $118.1 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $44.1 million as of October 27, 2018. As part of our insurance program, we provide surety bonds to support obligations to our insurance carriers. As of October 27, 2018 and January 27, 2018, we had $22.1 million and $21.9 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $48.6 million outstanding standby letters of credit issued under our credit agreement as of both October 27, 2018 and January 27, 2018.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.313 billion and $5.847 billion at October 27, 2018 and January 27, 2018, respectively. We expect to complete 35.8% of the October 27, 2018 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer in the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed at the time of estimating the backlog amount. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the nine months ended October 27, 2018 or October 28, 2017, many of our customers may cancel our contracts upon notice regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On October 27, 2018, we had variable rate debt outstanding under our credit agreement of $450.0 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.3 million annually.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $101.50 and $136.01 as of October 27, 2018 and January 27, 2018, respectively (dollars in thousands):

	October 27, 2018	January 27, 2018
Principal amount of Notes	$485,000	$485,000
Less: Debt discount and debt issuance costs	(67,165)	(82,751)
Net carrying amount of Notes	$417,835	$402,249

Fair value of principal amount of Notes	$492,275	$659,649
Less: Debt discount and debt issuance costs	(67,165)	(82,751)
Fair value of Notes	$425,110	$576,898

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $7.2 million, calculated on a discounted cash flow basis as of October 27, 2018.

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

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of October 27, 2018, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities

Exchange Act of 1934 (the “Exchange Act”)) as of October 27, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
October 27, 2018, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida. The Company anticipates that these cases and any similar cases filed in the future will be consolidated into a single action. The lawsuits allege that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects which, according to the plaintiffs, had the effect of artificially inflating the price of the Company’s common stock. The plaintiffs seek unspecified damages. The Company believes the allegations in the lawsuits are without merit and intends to vigorously defend the lawsuits. Based on the very early stage of this matter, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of these matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 27, 2018, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
October 27, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 29, 2018 - August 25, 2018	853(2)	$89.04	—	(3)
August 26, 2018 - September 22, 2018	2,183(2)	$83.55	—	(3)
September 23, 2018 - October 27, 2018	17,766(2)	$78.72	—	(3)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce the Company’s total share repurchase authority.

(3) On August 29, 2018, the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. The repurchase authorization replaced the Company’s previous repurchase authorization, which expired in August 2018. As of October 27, 2018, $150.0 million of the repurchase authorization was available.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1
Amended and Restated Credit Agreement, dated as of October 19, 2018, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and other parties named therein (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 22, 2018).

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2018 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 20, 2018	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	November 20, 2018	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer