Form 10-K
period 2019-01-26
DYCOM INDUSTRIES INC
filed 2019-03-04
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 26, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________ to January 27, 2018

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.33 1/3 per share	New York Stock Exchange
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 28, 2018, was $2,694,173,840.
There were 31,441,024 shares of common stock with a par value of $0.33 1/3 outstanding at February 28, 2019.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Annual Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement to be filed by May 25, 2019	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this Annual Report on Form 10-K.

Dycom Industries, Inc.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including any documents incorporated by reference or deemed to be incorporated by reference herein, contains forward-looking statements. These statements, as well as any other written or oral forward-looking statements we may make from time to time, including in other filings with the U. S. Securities and Exchange Commission (“SEC”) are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These statements may relate to future events, financial performance, strategies, expectations, and the competitive environment. Words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “forecast,” “target,” “outlook,” “may,” “should,” “could,” and similar expressions, as well as statements written in the future tense, identify forward-looking statements. You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to:

•	future economic conditions and trends in the industries we serve;

•	customer capital budgets and spending priorities;

•	the effect of changes in tax law;

•	projections of revenues, income or loss, or capital expenditures;

•	our plans for future operations, growth and services, including contract backlog;

•	our plans for future acquisitions, dispositions, or financial needs;

•	expected benefits and synergies of businesses acquired and future opportunities for the combined businesses;

•	anticipated outcomes of contingent events, including litigation;

•	availability of capital;

•	restrictions imposed by our credit agreement;

•	use of our cash flow to service our debt;

•	potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters;

•	potential exposure to environmental liabilities;

•	determinations as to whether the carrying value of our assets is impaired;

•	assumptions relating to any of the foregoing;

and other factors discussed within Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K and other risks outlined in our periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to update or revise forward-looking statements to reflect new information or new analysis or interpretations of existing information or events or circumstances arising after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at our website, www.dycomind.com, as soon as reasonably practicable after we file these reports with, or furnish these reports to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and information contained at that website is not incorporated herein and does not constitute a part of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States. We provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. Our consolidated contract revenues for fiscal 2019 were $3.1 billion.

Dycom was incorporated in the State of Florida in 1969 and has since expanded its scope and service offerings organically and through acquisitions. Our geographic presence and substantial workforce provide the scale needed to quickly execute on opportunities to service existing and new customers.

Specialty Contracting Services

We supply telecommunications providers with a comprehensive portfolio of specialty services, including program management, engineering, construction, maintenance, installation, and underground facility locating. We provide the labor, tools, and equipment necessary to plan, design, engineer, locate, expand, upgrade, install, and maintain the telecommunications infrastructure of our customers.

Engineering services include the planning and design of aerial, underground, and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company hub location, or cable operator headend, to the consumer’s home or business. Engineering services also include the planning and design of wireless networks in connection with the deployment of enhanced macro cell and new small cell sites. Additionally, we obtain rights of way and permits in support of our engineering activities and those of our customers as well as provide program and project management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

Construction, maintenance, and installation services include the placement and splicing of fiber, copper, and coaxial cables. In addition, we excavate trenches in which to place these cables; place related structures such as poles, anchors, conduits, manholes, cabinets, and closures; place drop lines from main distribution lines to the consumer’s home or business; and maintain and remove these facilities. We provide these services for both telephone companies and cable multiple system operators in connection with the deployment, expansion, or maintenance of new and existing networks. We also provide tower construction, lines and antenna installation, foundation and equipment pad construction, and small cell site placement for wireless carriers, as well as equipment installation and material fabrication and site testing services. For cable multiple system operators, we install and maintain customer premise equipment such as digital video recorders, set top boxes and modems.

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

Selectively Increase Market Share. We believe our reputation for providing high quality services and the ability to provide those services nationally creates opportunities to expand market share. Our decentralized operating structure and multiple points of contact within customer organizations positions us favorably to win new opportunities and maintain strong relationships with existing customers. We are able to address larger opportunities due to our significant financial resources. Some of our comparatively capital-constrained competitors may be unable to do so. We do not intend to increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies. We manage the financial aspects of our business by centralizing certain activities that allow us to leverage our scope and scale and reduce costs. We have centralized functions such as information technology, risk management, treasury, tax, the approval of capital equipment procurements, and the design and administration of employee benefit plans. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. Decentralization promotes greater accountability for business outcomes by our local decision makers. Our local managers are responsible for marketing, field operations, and ongoing customer service, and are empowered to capture new business and execute contracts on a timely and cost-effective basis. Executive management supports our local marketing efforts while also marketing at a national level. This operating approach enables us to benefit from our scale while retaining the organizational agility necessary to compete with smaller, regional and privately owned competitors.

Pursue Selective Acquisitions. We pursue acquisitions that are operationally and financially beneficial for the Company as they provide incremental revenue, geographic diversification, and complement existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, profitability that meets or exceeds industry averages, proven operating histories, sound management and certain clearly identifiable cost synergies.

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

We refer to the period beginning January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”, and the period beginning July 26, 2015 and ending July 30, 2016 as “fiscal 2016”.

Acquisitions

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

Fiscal 2016. During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographic presence within our existing customer base. During May 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeast United States. Additionally, during July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a net cash purchase price of $100.9 million after an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquired operations were immediately integrated with the operations of an existing subsidiary, which is a larger, well-established provider of services to the same primary customer. The acquisition reinforces our wireless construction resources and expands our geographic presence within our existing customer base. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below expectations. The acquired contracts remain in effect and we have not experienced any adverse changes in customer relations. With the immediate integration of the Goodman operations into our existing subsidiary, we believe our ability to effectively perform services for the customer will provide future opportunities.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016 accounting for approximately 78.4%, 75.8%, 76.8%, and 70.1% of our total contract revenues, respectively. During fiscal 2019, we derived approximately 21.2% of our total contract revenues from AT&T Inc., 20.8% from Comcast Corporation, 19.2% from Verizon Communications, Inc., 13.6% from CenturyLink, Inc., and 3.6% from Windstream Holdings, Inc. We believe that a substantial portion of our total contract revenues and operating income will continue to be generated from a concentrated group of customers.

We serve our markets locally through dedicated and experienced personnel. Our sales and marketing efforts are the responsibility of the management teams of our subsidiaries. These teams possess intimate knowledge of their particular markets, allowing us to be responsive to customer needs. Executive management supports these efforts, both at the local and national levels, focusing on contacts with the appropriate managers within our customers’ organizations.

We perform a substantial majority of our services under master service agreements and other agreements that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we are occasionally able to extend these agreements through negotiations. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.

Cyclicality and Seasonality

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, and our customers’ positioning and strategic plans. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our contract revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations disproportionately during the fiscal quarters ending in January and April. In addition, a disproportionate number of holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

Backlog

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.330 billion and $5.847 billion at January 26, 2019 and January 27, 2018, respectively. We expect to complete 37.4% of the January 26, 2019 total backlog during the next twelve months. Our backlog includes the estimated uncompleted portion of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated using the amount of work performed in the preceding twelve month period, when applicable. Backlog for newly initiated master service agreements and other long and short-term contracts is estimated using the anticipated scope of the contract and information received from the customer in the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations and changes in the amount or nature of the work estimated to be performed at the time backlog was calculated. In addition, contract revenues reflected in our backlog may be realized in periods different from those previously reported due to the factors above as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during fiscal 2019, the 2018 transition period, or fiscal 2017, many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.
Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Competition

The specialty contracting services industry in which we operate is highly fragmented and includes a large number of participants. We compete with several large multinational corporations and numerous regional and privately owned companies. In addition, a portion of our customers directly perform many of the same services that we provide. Relatively few barriers to entry exist in the markets in which we operate. As a result, any organization that has adequate financial resources, access to technical expertise, and the necessary equipment may become a competitor. The principal competitive factors for our services include geographic presence, quality of service, worker and general public safety, price, breadth of service offerings, and industry reputation. We believe that we compare favorably to our competitors when evaluated against these factors.

Employees

We employed approximately 14,920 persons as of January 26, 2019. Our workforce includes a core group of technical and managerial personnel to supervise our projects and fluctuates in size to meet the demands of our customers. We consider our relations with employees to be good and believe our future success will depend, in part, on our continued ability to attract, hire, and retain skilled and experienced personnel.

Independent Subcontractors and Materials

We contract with independent subcontractors to manage fluctuations in work volumes and to reduce the amount we expend on fixed assets and working capital. These independent subcontractors are typically small, privately owned companies that provide their own employees, vehicles, tools and insurance coverage. No individual independent subcontractor is significant to the Company.

For a majority of the contract services we perform, we are provided the required materials by our customers. Because our customers retain the financial and performance risk associated with materials they provide, we do not include the costs associated with these materials in our contract revenues or costs of earned revenues. Under contracts that require us to supply part or all of the required materials, we do not depend upon any one source for materials and do not anticipate experiencing procurement difficulties.

Safety and Risk Management

We are committed to instilling safe work habits through proper training and supervision of our employees and expect adherence to safety practices that ensure a safe work environment. Our subsidiaries’ safety programs require employees to participate both in safety training required by law and training that is specifically relevant to the work they perform. Safety directors review incidents, examine trends, and implement changes in procedures to address safety issues.

Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We carefully monitor claims and actively participate with our insurers in determining claims estimates and adjustments. We accrue the estimated costs of claims as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect our operating margins. Our business could be materially and adversely affected if we experience insurance claims in excess of our umbrella coverage limit. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Accrued Insurance Claims, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

Regulation

We are subject to various federal, state, and local government regulations, including laws and regulations relating to environmental protection, work place safety, and other business requirements.

Environmental. A significant portion of the work we perform is associated with the underground networks of our customers and we often operate in close proximity to pipelines or underground storage tanks that may contain hazardous substances. We could be subject to potential material liabilities in the event we fail to comply with environmental laws or regulations or we cause or are responsible for the release of hazardous substances or cause other environmental damages. In addition, failure to comply with environmental laws and regulations could result in significant costs including remediation costs, fines, third-party claims for property damage, loss of use, or personal injury, and, in extreme cases, criminal sanctions.
Workplace Safety. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. Our failure to comply with OSHA or other workplace safety requirements could result in significant liabilities, fines, penalties, or other enforcement actions and affect our ability to perform the services that we have been contracted to provide to our customers.
Business. We are subject to a number of state and federal laws and regulations, including those related to contractor licensing and the operation of our fleet. If we are not in compliance with these laws and regulations, we may be unable to perform services for our customers and may also be subject to fines, penalties, and the suspension or revocation of our licenses.
Executive Officers of the Registrant

The following table sets forth certain information concerning the Company’s executive officers as of January 26, 2019, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	55	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	64	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	50	Senior Vice President and Chief Financial Officer	November 22, 2005
Richard B. Vilsoet	66	Senior Vice President, Chief Legal Officer and Secretary	June 11, 2005
Scott P. Horton	55	Vice President and Chief Human Resources Officer	September 4, 2018

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

Richard B. Vilsoet has been the Company’s Senior Vice President, Chief Legal Officer and Secretary since November 2018. Prior to that, Mr. Vilsoet was the Company’s General Counsel and Corporate Secretary since June 2005 and Vice President since November 2005. Before joining the Company, Mr. Vilsoet was a partner with Shearman & Sterling LLP. Mr. Vilsoet was with Shearman & Sterling LLP for over fifteen years.

Scott P. Horton has been the Company’s Vice President and Chief Human Resources Officer since September 2018. Prior to joining the Company, Mr. Horton spent the past 30 years in various human resources leadership roles within Cooper Industries, Tyco International, and most recently as VP, International Human Resources with Bausch Health Companies.

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

Economic downturns, uncertain economic conditions, and capital market fluctuations may affect our customers’ spending on the services we provide. During an economic downturn, or when uncertainty regarding current or future economic conditions is elevated, our customers may reduce or eliminate their spending on the services we provide. In addition, volatility in the debt or equity markets may impact our customers’ access to capital and result in the reduction or elimination of spending on the services we provide. These conditions, which can develop rapidly, could adversely affect our revenues, results of operations, and liquidity.

Regulatory changes may affect our customers’ spending on the services we provide. Our customers operate in regulated industries and are subject to regulations that can change frequently and without notice. The adoption of new laws or regulations, or changes to the enforcement or interpretation of existing laws or regulations, could cause our customers to reduce spending on the services we provide, which could adversely affect our revenues, results of operations, and liquidity.

Technological change may affect our customers’ spending on the services we provide. We generate a significant majority of our revenues from customers in the telecommunications industry. This industry has been and continues to be impacted by rapid technological change. These changes may affect our customers’ spending on the services we provide. Further, technological change in the telecommunications industry not directly related to the services we provide may affect the ability of one or more of our customers to compete effectively, which could result in a reduction or elimination of their use of our services. Any reduction or elimination of spending by one of our customers on the services we provide could adversely affect our revenues, results of operations, and liquidity.

We derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and liquidity. Our customer base is highly concentrated, with our top five customers in fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016 accounting for approximately 78.4%, 75.8%, 76.8%, and 70.1% of our total revenues, respectively. Our industry is highly competitive and the revenue we expect from an existing customer in any market could fail to be realized if competitors who offer comparable services to our customers do so on more favorable terms or have a better relationship with a customer. Additionally, the continued consolidation of the telecommunications industry could result in the loss of a customer if, as a result of a merger or acquisition involving one or more of our customers, the surviving entity chooses to use one of our competitors for the services we currently provide. On February 25, 2019, Windstream, our fifth largest customer with contract revenues of $113.6 million during fiscal 2019, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. We expect to continue to provide services to Windstream pursuant to existing contractual obligations but the amount of services performed in the future could be reduced or eliminated. The loss of a significant customer, or reduction in services performed for a significant customer, could adversely affect our revenues, results of operations, and liquidity.

The capital and operating expenditure budgets and seasonal spending patterns of our customers affect demand for our services. Generally, our customers have no obligation to assign specific amounts of work to us. Customers decide to engage us to provide services based on, among other things, the amount of capital they have available and their spending priorities. Our customers’ capital budgets may change for reasons over which we have no control. These changes may occur quickly and without advance notice. Any fluctuation in the capital or operating expenditure budgets and priorities of our customers could adversely affect our revenues, results of operations, and liquidity.

Seasonality affects demand for our services. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations disproportionately during the fiscal quarters ending in January and April. The effect of weather delays on our projects may be significant if we are unable to adjust the project schedule for such delays. In addition, a disproportionate number of holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during our fiscal quarters ending in January and April compared to our fiscal quarters ending in July and October.

The specialty contracting services industry in which we operate is highly competitive. We compete with other specialty contractors, including numerous local and regional providers, as well as several large multinational corporations that may have financial, technical, and marketing resources exceeding ours. Relatively few barriers to entry exist in the markets in which we operate. Any organization may become a competitor if it has adequate financial resources and access to technical expertise, the ability to engage subcontractors, and the necessary equipment and materials. Additionally, our competitors may develop expertise, experience, and resources to provide services that are equal or superior to our services in price, quality, or availability, and we may be unable to maintain or enhance our competitive position. Furthermore, our customers generally require competitive bidding of our contracts upon the expiration of their terms. If competitors underbid us to procure business, we could be required to lower the prices we charge in order to retain contracts. Our revenues and results of operations could be adversely affected if our customers shift a significant portion of our work to a competitor, if we are unsuccessful in bidding or retaining projects, or if our ability to win projects requires us to provide our services at reduced margins.

We face competition from the in-house service organizations of our customers. We face competition from the in-house service organizations of our customers whose personnel perform a portion of the services that we provide. We can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future. Our revenues and results of operations could be adversely affected if our existing or prospective customers reduce the specialty contracting services that are outsourced to us.

We derive a significant portion of our revenues from multi-year master service agreements and other long-term contracts which our customers may cancel at any time or may reschedule previously assigned work. The majority of our long-term contracts are cancellable by our customers with little or no advance notice and for any, or no, reason. Our customers may also have the right to cancel or remove assigned work without canceling the contract or to reschedule previously assigned work. In addition, these contracts typically include a fixed term that is subject to renewal on a periodic basis. We may be unsuccessful in renewing contracts when their fixed terms expire. Our projected revenues assume that definitive work orders have been, or will be issued by our customer, and that the work will be completed. The potential loss of work under master service agreements and other long-term contracts, or the rescheduling of previously assigned work by a customer could adversely affect our results of operations, cash flows, and liquidity, as well as any projections we provide.

Our contracts contain provisions that may require us to pay damages or incur costs if we fail to meet our contractual obligations. If we do not meet our contractual obligations our customers may look to us to pay damages or pursue other remedies, including, in some instances, the payment of liquidated damages. Additionally, if we fail to meet our contractual obligations, or if our customer anticipates that we cannot meet our contractual obligations, our customers may, in certain circumstances, seek reimbursement from us to cover the incremental cost of having a third party complete or remediate our work. Our results of operations could be adversely affected if we are required to pay damages or incur costs as a result of a failure to meet our contractual obligations.

Our backlog is subject to reduction or cancellation, and revenues may be realized in different periods than initially reflected in our backlog. Our backlog includes the estimated uncompleted portion of services to be performed under master services agreements and other contractual agreements with our customers. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated using the amount of work performed in the preceding twelve month period, when applicable. Backlog for newly initiated master service agreements and other long and short-term contracts is estimated using the anticipated scope of the contract and information received from the customer in the procurement process.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations and contract changes made by our customers to the amount or nature of the work actually performed under a contract. In addition, revenue reflected in our backlog may be realized in periods different from those previously reported due to the factors above as well as project accelerations, or delays due to various reasons, including, but not limited to, customer scheduling changes, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Our estimates of our customers’ requirements during a future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain indicator of the amount of or timing of future revenues and earnings.

Our failure to comply with occupational health and workplace safety requirements could result in significant liabilities or enforcement actions and adversely impact our ability to perform services for our customers. Our operations are subject to strict laws and regulations governing workplace safety. Our workers frequently operate heavy machinery, work within the vicinity of high voltage lines, and engage in other potentially dangerous activities which could subject them and others to injury or death. If, in the course of our operations, it is determined we have violated safety regulations, our operations may be disrupted and we may be subject to penalties, fines or, in extreme cases, criminal sanctions. In addition, if our safety performance were to deteriorate, customers could decide to cancel our contracts or not award us future business. These factors could adversely affect our results of operations and financial position.

Our failure to comply with immigration laws could result in significant liabilities and harm our reputation with our customers, as well as cause disruption to our operations. If we fail to comply with these laws our operations may be disrupted, and we may be subject to fines or, in extreme cases, criminal sanctions. In addition, many of our customer contracts specifically require compliance with immigration laws and in some cases our customers audit compliance with these laws. Further, several of our customers require that we ensure our subcontractors comply with these laws with respect to the workers that perform services for them. A failure to comply with these laws could damage our reputation and may result in the cancellation of our contracts by our customers, or a decision by our customers not to award us future business. These factors could adversely affect our results of operations and financial position.

Our failure to comply with various laws and regulations related to contractor licensing and the operation of our fleet of commercial motor vehicles could result in significant liabilities. We are subject to a number of state and federal laws and regulations, including those related to contractor licensing and the operation of our fleet of commercial motor vehicles. If we are not in compliance with these laws and regulations, we may be unable to perform services for our customers and may also be subject to fines, penalties, and the suspension or revocation of our licenses. Our failure to comply with these laws and regulations may affect our ability to operate and could require us to incur significant costs that adversely affect our results of operations.

Our failure to comply with environmental laws could result in significant liabilities. A significant portion of the work we perform is associated with the underground networks of our customers and we often operate in close proximity to pipelines or underground storage tanks that may contain hazardous substances. We could be subject to potential material liabilities in the event that we fail to comply with environmental laws or regulations or we cause or are responsible for the release of hazardous substances or other environmental damages. These liabilities could result in significant costs including remediation costs, fines, third-party claims for property damage, loss of use, or personal injury, and, in extreme cases, criminal sanctions. These costs as well as any direct impact to ongoing operations could adversely affect our results of operations and cash flows. In addition, new laws and regulations, altered enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new remediation requirements could require us to incur significant costs or create new or increased liabilities that could adversely affect our results of operations and financial position.

Our operations involve activities that are often inherently dangerous and are performed at times in complex or sensitive environments. If our activities result in damage or destruction to the real or personal property of others, or in injury or death to others, we could be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities. Our operations involve dangerous activities such as underground drilling and the use of mechanized equipment in complex situations. In many instances, those activities are performed in close proximity to other utilities, in environmentally sensitive locations, or in locations that may be susceptible to significant damage. These activities could result in damage to the real and personal property of others, and cause personal injury or death to third parties or our employees. We procure insurance coverage to cover many of these risks; however, there can be no assurance that this coverage will be adequate in scope or amount to address the potential financial losses arising from our operations. As a result, we could incur significant costs to repair and replace assets or to compensate third parties; reputational harm could result in the loss of future revenue generating opportunities; or we may be subject to civil and, in certain situations, criminal liabilities.

Changes in the cost or availability of materials may adversely affect our revenues and results of operations. For a majority of the contract services we perform, we are provided the materials necessary by our customers. Under other contracts, we supply part, or all, of the necessary materials. If we, or our customers, are unable to procure the materials necessary to the contract services we perform, or those materials are only available at undesirable prices, our revenues and results of operations could be adversely affected.

A failure, outage, or cybersecurity breach of our technology systems or those of third-party providers may adversely affect our operations and financial results. We are increasingly dependent on technology to operate our business, to engage with our customers and other third parties, and to increase the efficiency and effectiveness of the services we offer our customers. We use both our own information technology systems and the information technology systems and expertise of third-party service providers to manage our operations, financial reporting, and other business processes. We also use information technology systems to record, transmit, store, and protect sensitive Company, employee, and customer information. A cyber-security attack on these information technology systems may result in financial loss, including potential fines and damages for failure to safeguard data, and may negatively impact our reputation. Additionally, many of our customer contracts can be terminated if we fail to adequately protect their data. The third-party systems of our business partners on which we rely could also fail or be subject to a cybersecurity attack. Any of these occurrences could disrupt our business or the delivery of services to our customers, result in potential liabilities, the termination of contracts, divert the attention of management from effectively operating our business, cause significant reputational damage, or otherwise have an adverse effect on our financial results. We may also need to expend significant additional resources to protect against cybersecurity threats or to address actual breaches or to redress problems caused by cybersecurity breaches.

We have experienced cybersecurity threats to our information technology infrastructure and attacks attempting to breach our systems and other similar incidents. In November 2017, we determined that certain of our computer systems were subject to unauthorized access. Our investigation determined that documents containing Company financial information were accessed. Law enforcement authorities were notified and new security enhancements and protocols were implemented. Although these prior cybersecurity incidents have not had a material impact on our results of operations, financial position, or liquidity, there is no assurance that future threats would not cause harm to our business and our reputation, and adversely affect our results of operations, financial position, and liquidity.

The loss of one or more of our executive officers or other key employees could adversely affect our business. We depend on the services of our executive officers and other key employees, including the senior management of our subsidiaries. These employees have many years of experience in our industry. Competition for senior management personnel is intense and we cannot be certain that any of our executive officers or other key management personnel will remain employed by us in such capacity for any length of time. We do not carry “key-person” life insurance on any of our employees. The loss of any one of our executive officers or other key employees could negatively affect our customer relationships or the ability to execute our business strategy, which could adversely affect our business.

Our profitability is based on delivering services within the estimated costs established when we price our contracts. Substantially all of our services are provided under contracts that have discrete pricing for individual tasks. Due to the fixed price nature of the tasks, our profitability could decline if our actual cost to complete each task exceeds our original estimates, as pricing under these contracts is determined based on estimated costs established when we enter into the contracts. A variety of factors could negatively impact the actual cost, such as changes made by our customers to the scope and extent of the services that we are to provide under a contract, delays resulting from weather, conditions at work sites differing materially from those anticipated at the time we bid on the contract, higher than expected costs of materials and labor, delays in obtaining necessary permits, under absorbed costs, and lower than anticipated productivity. An increase in costs due to any of these factors could adversely affect our results of operations.

Our business is labor-intensive, and we may be unable to attract and retain qualified employees or to pass increased labor and training costs to our customers. Our ability to employ, train, and retain skilled personnel is necessary to operate our business and maintain productivity and profitability. Given the highly specialized work we perform, many of our employees receive training in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. We cannot be certain that we will be able to maintain the skilled labor force necessary to operate efficiently and support our growth strategy. Our ability to do so depends on a number of factors, such as the general rate of employment, competition for employees possessing the skills we need, and the level of compensation required to hire and retain qualified employees. In addition, the uncertainty of contract awards and project delays can also present difficulties in appropriately sizing our skilled labor force. Furthermore, due to the fixed price nature of the tasks in our long-term contracts, we may be unable to pass increases in labor and training costs on to our customers. If we are unable to attract or retain qualified employees or incur additional labor and training costs our results of operations could be adversely affected.

We may be unable to secure independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations to us, either of which may adversely affect our relationships with our customers or cause us to incur additional costs. We contract with independent subcontractors to manage fluctuations in work volumes and reduce the amounts that we would otherwise expend on fixed assets and working capital. If we are unable to secure independent subcontractors at a reasonable cost or at all, we may be delayed in completing work under a contract or the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. We may incur additional costs to correct such shortfalls in the work performed by independent subcontractors. Any of these factors could negatively impact the quality of our service, our ability to perform under certain customer contracts, and our relationships with our customers, which could adversely affect our results of operations.

Changes in fuel prices may increase our costs, and we may not be able to pass along increased fuel costs to our customers. Fuel prices fluctuate based on events outside of our control. Most of our services are provided under contracts that have discrete pricing for individual tasks and do not allow us to adjust our pricing for higher fuel costs during a contract term. In addition, we may be unable to secure prices that reflect rising costs when renewing or bidding contracts. To the extent we enter into hedge transactions in conjunction with our anticipated fuel purchases, declines in fuel prices below the levels established in the hedges we have in place may require us to make payments to our hedge counterparties. As a result, changes in fuel prices may adversely affect our results of operations.

Increases in healthcare costs could adversely affect our financial results. The costs of providing employee medical benefits have steadily increased over a number of years due to, among other things, rising healthcare costs and legislative requirements. Because of the complex nature of healthcare laws, as well as periodic healthcare reform legislation adopted by Congress, state legislatures, and municipalities, we cannot predict with certainty the future effect of these laws on our healthcare costs. Continued increases in healthcare costs or additional costs created by future health care reform laws adopted by Congress, state legislatures, or municipalities could adversely affect our results of operations and financial position.

We have a significant amount of accounts receivable and contract assets, which could become uncollectible. We extend credit to our customers because we perform work under contracts prior to being able to bill for that work. Deteriorating conditions in the industries we serve, bankruptcies, or financial difficulties of a customer or within the telecommunications sector generally may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. In addition, although we may under state laws file liens for certain projects we may not be successful in enforcing those liens. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations. On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, the Company had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, we have recorded a non-cash charge of $17.2 million reflecting our current evaluation of recoverability of these receivables and contract assets as of January 26, 2019. The actual amount received for our outstanding accounts receivable and contract assets may differ from the estimated recoverable value and such difference may be material to our financial statements.

Fluctuations in our effective tax rate and tax liabilities may cause volatility in our financial results. We determine and provide for income taxes based on the tax laws of each of the jurisdictions in which we operate. Changes in the mix and level of earnings among jurisdictions could materially impact our effective tax rate in any given financial statement period. Our effective tax rate may also be affected by changes in tax laws and regulations at the federal, state, and local level, or new interpretations of existing tax laws and regulations. In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%. As a result, we recorded an income tax benefit of $32.2 million during the 2018 transition period, primarily due to the re-measurement of our net deferred tax liabilities at a lower tax rate. Our interpretations of the provisions of Tax Reform could differ from future interpretations and guidance from the U.S Treasury Department, the Internal Revenue Service, and other regulatory agencies, including state taxing authorities in jurisdictions in which we operate. We are also subject to audits by various taxing authorities. An adverse outcome from an audit could unfavorably impact our effective tax rate and increase our tax liabilities.

Changes to accounting rules can also cause fluctuation in our effective tax rate. For example, under Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which we adopted during the 2018 transition period, certain tax effects of the vesting and exercise of share-based awards are recognized in our provision for income taxes rather than in additional paid-in capital. These tax effects vary from period to period and can cause increased volatility in our effective tax rate.

Any of the factors described above could cause volatility in our results of operations or otherwise impact our financial position or cash flows.

The preparation of our financial statements requires management to make certain estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated with a high degree of precision from available data and, accordingly, requires the use of management’s judgment. Estimates and assumptions are primarily used in our assessment of the recognition of revenue under the cost-to-cost method of progress, job specific costs, accrued insurance claims, the allowance for doubtful accounts, accruals for contingencies, stock-based compensation expense for performance-based stock awards, the fair value of reporting units for the goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, and income taxes. When made, we believe that such estimates and assumptions are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and assumptions, and such differences may be material to our financial statements.

We retain the risk of loss for certain insurance-related liabilities. Within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), environmental liability, workers’ compensation, and employee group health. We are effectively self-insured for the majority of claims because most claims against us fall below the deductibles under our insurance policies. We estimate and develop our accrual for these claims, including losses incurred but not reported, based on facts, circumstances, and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors not known at the time such estimates are made. These factors include the estimated development of claims, the payment pattern of claims incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions, and court interpretations. Should the cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur additional charges that could adversely affect our results of operations and financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 11, Accrued Insurance Claims, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We may be subject to litigation, indemnity claims, and other disputes, which could result in significant liabilities and adversely impact our financial results. From time to time, we are subject to lawsuits, arbitration proceedings, and other claims brought or threatened against us in the ordinary course of business. These actions and proceedings may involve claims for, among other things, compensation for personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, multiemployer pension plan withdrawal liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. In addition, we may also be subject to class action lawsuits, including those alleging violations of the Fair Labor Standards Act, state and municipal wage and hour laws, and misclassification of independent contractors. We also indemnify our customers for claims arising out of or related to the services we provide and our actions or omissions under our contracts. In some instances, we may be allocated risk through our contract terms for the actions or omissions of our customers, subcontractors, or other third parties.

Due to the inherent uncertainties of litigation and other dispute resolution proceedings, we cannot accurately predict their ultimate outcome. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Class action lawsuits may seek recovery of very large or indeterminate amounts. Accordingly, the magnitude of the potential loss may remain unknown for substantial periods of time. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of any litigation or proceeding through settlement, mediation, or a judgment could have a material impact on our reputation and adversely affect our results of operations and financial position. See Item 3. Legal Proceedings, and Note 20, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We may be subject to warranty claims, which could result in significant liabilities and adversely impact our financial results. We typically warrant the services we provide by guaranteeing the work performed against defects in workmanship and materials. When warranty claims occur, we may be required to repair or replace warrantied items without receiving any additional compensation. Our performance of warranty services requires us to allocate resources that otherwise might be engaged in the provision of services that generate revenue. In addition, our customers often have the right to repair or replace warrantied items using the services of another provider and to charge the cost of the repair or replacement to us. Costs incurred for warranty claims, or reductions to revenue-generating activities arising from the allocation of resources to resolve warranty claims, could adversely affect our results of operations and financial position.

Several of our subsidiaries participate in multiemployer pension plans under which we could incur significant liabilities. Pursuant to collective bargaining agreements, several of our subsidiaries participate in various multiemployer pension plans that provide defined pension benefits to covered employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to participants. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to providing benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act (“ERISA”), absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon withdrawal from the plan for its proportionate share of the plan’s unfunded vested liability. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, if any of the plans in which we participate become significantly underfunded, as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions in the form of higher contribution rates or surcharges. This could occur because of a shrinking contribution base as a result of insolvency or withdrawal of other companies that currently contribute to these plans, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on plan assets, or other funding deficiencies. Requirements to pay increased contributions or a withdrawal liability could adversely affect our results of operations, financial position, and cash flows.

During the fourth quarter of fiscal 2016, one of our subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We are disputing the claim of a withdrawal liability demanded by the Plan as we believe there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected during the first half of calendar 2019. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability, all such payments will be refunded to the subsidiary. If we do not prevail, we will continue to make such payments until the claimed withdrawal liability has been paid.

We may incur impairment charges on goodwill or other intangible assets. We account for goodwill and other intangibles in accordance with FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”). We assess goodwill and other indefinite-lived intangible assets for impairment annually in order to determine whether their carrying value exceeds their fair value. In addition, reporting units are tested on an interim basis if an event occurs or circumstances change between annual tests that indicate their fair value may be below their carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized.

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing our services, and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing our services exceed our estimated costs established when we enter into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a small number of customers may also cause results to vary. The factors identified above may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets. In addition, adverse changes to the key valuation assumptions contributing to the fair value of our reporting units could result in an impairment of goodwill or intangible assets. A write-down of goodwill or intangible assets as a result of an impairment could adversely affect our results of operations.

We may not have access in the future to sufficient capital on favorable terms or at all. We may require additional capital to pursue acquisitions, fund capital expenditures, and for working capital needs, or to respond to changing business conditions.

Our existing credit agreement contains significant restrictions on our ability to incur additional debt. In addition, if we seek to incur more debt, we may be required to agree to additional covenants that further limit our operational and financial flexibility. If we pursue additional debt or equity financings, we cannot be certain that such funding will be available on terms acceptable to us, or at all. Our inability to access additional capital could adversely affect our liquidity and may limit our growth and ability to execute our business strategy.

Our debt obligations impose restrictions that may limit our operating and financial flexibility, and a failure to comply with these obligations could result in the acceleration of our debt. We have a credit agreement with a syndicate of banks, which provides for a $750.0 million revolving facility, $450.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. As of January 26, 2019, we had $450.0 million outstanding under the term loans and $48.6 million of outstanding letters of credit issued under the credit agreement. We did not have any outstanding borrowings under the revolving facility as of January 26, 2019. This credit agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. The credit agreement also requires us to comply with certain financial covenants, including a consolidated net leverage ratio and a consolidated interest coverage ratio. In addition, the credit agreement contains a minimum liquidity covenant. This covenant becomes effective beginning 91 days prior to the maturity date of the Company’s $485.0 million of 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by the credit agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. These restrictions may prevent us from engaging in transactions that benefit us and may limit our flexibility in the execution of our business strategy. Additionally, the indenture governing the Notes includes cross-acceleration and cross-default provisions with our bank credit facility. If our financial results fall below anticipated levels, we may be unable to comply with these covenants and a default under our credit agreement could result in the acceleration of our obligations under both the credit agreement and the indenture governing the Notes, which could adversely affect our liquidity.

Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interests of our stockholders. At our election, we may settle the Notes tendered for conversion entirely or partly in shares of our common stock. Further, the warrants evidenced by the warrant transactions may be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect the then-prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Our convertible note hedge transactions and the warrant transactions may affect our common stock. In connection with the issuance of our Notes, we entered into privately negotiated convertible note hedge transactions with the hedge counterparties. These hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlay the Notes sold in the offering. We also entered into separate, privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution adjustments. The hedge counterparties and/or their affiliates may modify their hedge positions with respect to the convertible note hedge transactions and the warrant transactions from time to time. They may do so by purchasing and/or selling shares of our common stock and/or other securities of ours, including the Notes, in privately negotiated transactions and/or open-market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to our common stock. The hedge counterparties are likely to modify their hedge positions during any observation period related to a conversion of the Notes or following any repurchase of the Notes by us on any fundamental change (as defined in the indenture governing the Notes) repurchase date. The effect, if any, of these transactions on the market price of our common stock will depend on a variety of factors, including market conditions, and could adversely affect the market price of our common stock and lead to increased volatility in transactions involving our common stock. In addition, there may be no visibility with respect to transactions involving the hedge counterparties and/or their affiliates, and those parties may choose to engage in, or to discontinue engaging in, any of these transactions with or without notice at any time, and their decisions will be at their sole discretion and not within our control.

We are subject to counterparty risk with respect to the convertible note hedge transactions. We are subject to the risk that the financial institutions that are counterparties to the convertible note hedge transactions could default under the convertible note hedge transactions. Our exposure to the credit risk of the hedge counterparties is unsecured by any collateral. Global economic conditions have from time to time resulted in failure or financial difficulties for many financial institutions. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2019, our common stock fluctuated from a low of $49.39 per share to a high of $122.80 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

•fluctuations in our operating results or the operating results of one or more of our competitors;
•announcements by us or our competitors of significant contracts, acquisitions or capital commitments;
•announcements by our customers regarding their capital spending and start-up, deferral or cancellation of projects, or their mergers and acquisitions activities;
•the commercialization of new technologies impacting the services that we provide to our customers;
•government regulatory actions and changes in tax laws;
•changes in recommendations or earnings estimates by securities analysts; and
•the impact of economic conditions on the credit and stock markets and on our customers’ demand for our services.

In addition, other factors, such as market disruptions, industry outlook, general economic conditions, and political events, could decrease the market price of our common stock and, as a result, investors could lose some or all of their investments.

Our failure to perform sufficient due diligence prior to completing acquisitions could result in significant liabilities. The growth of our business through acquisitions may expose us to risks, including the failure to identify significant issues and risks of an acquired business. A failure to identify or appropriately quantify a liability in our due diligence process could result in the assumption of unanticipated liabilities arising from the prior operations of an acquired business, some of which may not be adequately reserved and may not be covered by indemnification obligations. The assumption of unknown liabilities due to a failure of our due diligence could adversely affect our results of operations and financial position.

Our failure to successfully integrate acquisitions could adversely affect our financial results. As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. The success of this strategy depends on our ability to realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations and elimination of redundant costs. To realize these benefits, we must successfully integrate the operations of the acquired businesses with our existing operations. Integrating acquired businesses involves a number of operational challenges and risks, including diversion of management’s attention from our existing business; unanticipated issues in integrating information, communications, and other systems and consolidating corporate and administrative infrastructures; failure to manage successfully and coordinate the growth of the combined company; and failure to retain management and other key employees. These factors could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our results of operations and financial position. Additionally, any impairment of goodwill or other intangible assets as a result of our failure to successfully integrate acquisitions could adversely affect our results of operations and financial position.

Anti-takeover provisions of Florida law and provisions in our articles of incorporation and by-laws could make it more difficult to effect an acquisition of our Company or a change in our control. We are subject to certain anti-takeover provisions of the Florida Business Corporation Act. These anti-takeover provisions could discourage or prevent a change in control. In addition, certain provisions of our articles of incorporation and by-laws could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management. For example, our board of directors is divided into three classes. At any annual meeting of our shareholders, our shareholders only have the right to elect approximately one-third of the directors on our board of directors. In addition, our articles of incorporation authorize our board of directors, without further shareholder approval, to issue up to 1,000,000 shares of preferred stock on such terms and with such rights as our board of directors may determine. The issuance of preferred stock could dilute the voting power of the holders of common stock, including by the grant of voting control to others. Our by-laws also restrict the right of shareholders to call a special meeting of shareholders. As a result, our shareholders may be unable to take advantage of opportunities to dispose of their stock in the Company at higher prices that may otherwise be available in connection with takeover attempts or under a merger or other proposal.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.
We lease our executive offices located in Palm Beach Gardens, Florida. Our subsidiaries operate from administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations throughout the United States. Those facilities are primarily leased but certain facilities are owned. Our leased properties operate under both non-cancelable and cancelable leases. We believe that our facilities are suitable and adequate for our current operations and, if necessary, additional or replacement facilities would generally be available on commercially reasonable terms.

Item 3. Legal Proceedings.

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida. The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The plaintiffs seek unspecified damages. The Company believes the allegations in the lawsuit are without merit and intends to vigorously defend the lawsuit. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

On December 17, 2018, a shareholder derivative action was filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors, alleging that the directors breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. On February 28, 2019, the Court stayed this lawsuit pending a further Order from the Court. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

From time to time, the Company is party to various claims and legal proceedings arising in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the ultimate resolution of any such claims or legal proceedings will not, after considering applicable insurance coverage or other indemnities to which the Company may be entitled, have a material effect on the Company’s financial position, results of operations, or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”.

Holders

As of February 28, 2019, there were approximately 610 holders of record of our $0.33 1/3 par value per share common stock.

Dividend Policy

We have not paid cash dividends since 1982. Our Board of Directors periodically evaluates the payment of a dividend based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business and other capital allocation strategies which may include investment in acquisitions and share repurchases. Consequently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is hereby incorporated by reference from the section entitled “Equity Compensation Plan Information” found in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 26, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 28, 2018 - November 24, 2018	—	$—	—	(3)
November 25, 2018 - December 22, 2018	51,622(2)	$56.31	—	(3)
December 23, 2018 - January 26, 2019	22(2)	$55.00	—	(3)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce the Company’s total share repurchase authority.

(3) As of January 26, 2019, $150.0 million remained available for repurchases through February 2020 under the Company’s share repurchase program.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and two different peer group indices, the “Old Peer Group” and the “New Peer Group,” for fiscal 2014 through fiscal 2019. The Old Peer Group consists of MasTec, Inc., Quanta Services, Inc., and MYR Group, Inc. The New Peer Group consists of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Primoris Services Corporation. The Company incorporated Primoris Services Corporation into the New Peer Group and removed Willbros Group, Inc. from the Old Peer Group as a result of the acquisition of Willbros Group, Inc. by Primoris Services Corporation during fiscal 2019. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2013. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index, Old Peer Group, and New Peer Group

________
*$100 invested on 7/31/13 in stock or index, including reinvestment of dividends.

Copyright © 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with our consolidated financial statements and accompanying notes, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K. Fiscal 2019, fiscal 2017, fiscal 2015, and fiscal 2014 each consisted of 52 weeks of operations. Fiscal 2016 consisted of 53 weeks of operations. The results of operations of businesses acquired are included in the following selected financial data from their dates of acquisition (dollars in thousands, except per share amounts):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019(1)(2)	January 27, 2018(3)	July 29, 2017(7)	July 30, 2016(8)	July 25, 2015(9)	July 26, 2014
Operating Data:
Revenues	$3,127,700	$1,411,348	$3,066,880	$2,672,542	$2,022,312	$1,811,593
Net income	$62,907	$68,835	$157,217	$128,740	$84,324	$39,978
Earnings Per Common Share:
Basic	$2.01	$2.22	$5.01	$3.98	$2.48	$1.18
Diluted(4)	$1.97	$2.15	$4.92	$3.89	$2.41	$1.15
Balance Sheet Data (at end of period):
Total assets(5)	$2,097,503	$1,840,956	$1,899,307	$1,719,716	$1,353,936	$1,206,718
Long-term liabilities(3)(5)	$1,008,344	$856,348	$909,186	$839,802	$620,026	$525,252
Stockholders’ equity(6)	$804,168	$724,996	$671,583	$557,287	$507,200	$484,934

(1) During fiscal 2019, we amended and restated our existing credit agreement to extend its maturity date to October 29, 2023 and, among other things, increase the maximum revolver commitment to $750.0 million from $450.0 million, and increase the term loan facility to $450.0 million.

(2) On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, we had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, we have recorded a non-cash charge of $17.2 million reflecting our current evaluation of recoverability of these receivables and contract assets as of January 26, 2019.

(3) The 2018 transition period includes an income tax benefit associated with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) of approximately $32.2 million. This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. In addition, the 2018 transition period includes an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards as a result of the application of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). See Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding these tax benefits.

(4) Diluted shares used in computing diluted earnings per common share for the 2018 transition period increased by approximately 177,575 shares as a result of the adoption of ASU 2016-09. Additionally, diluted shares used in computing diluted earnings per common share for the 2018 transition period increased by 217,394 shares resulting from the embedded convertible feature in our 0.75% convertible senior notes due September 2021 (the “Notes”). See Note 4, Computation of Earnings per Common Share, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding these dilutive effects.

(5) Balance sheet data presented for fiscal 2019 and the 2018 transition period reflects the adoption of Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), under which deferred tax liabilities are presented net of deferred tax assets. No prior periods have been retrospectively adjusted for the adoption of ASU 2015-17. Additionally, balance sheet data presented for periods prior to fiscal 2016 reflects the retrospective adoption of Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, under which certain debt issuance costs are now presented as a contra-liability of the corresponding long-term debt rather than as other non-current assets. As a result, both total assets and long-term liabilities were reduced by $4.9 million and $5.6 million as of July 25, 2015 and July 24, 2014, respectively.

(6) We did not repurchase any of our common stock during fiscal 2019. The following table summarizes our share repurchases during the 2018 transition period, fiscal 2017, fiscal 2016, fiscal 2015, and fiscal 2014:

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015	July 26, 2014
Shares	200,000	713,006	2,511,578	1,669,924	360,900
Amount paid (dollars in millions)	$16.9	$62.9	$170.0	$87.1	$10.0
Average price per share	$84.38	$88.23	$67.69	$52.19	$27.71

(7) During fiscal 2017, we entered into a $35.0 million incremental term loan facility, thereby increasing the aggregate term loan facilities to $385.0 million.

(8) During fiscal 2016, we issued the Notes in a private placement in the principal amount of $485.0 million. A portion of the proceeds were used to fund the full redemption of our 7.125% senior subordinated notes in the outstanding principal amount of $277.5 million. In connection with the offering of the Notes, we entered into convertible note hedge transactions at a cost of approximately $115.8 million. In addition, we entered into separately negotiated warrant transactions resulting in proceeds of approximately $74.7 million. We also amended our credit agreement to establish an additional term loan in the aggregate principal amount of $200.0 million, thereby increasing the aggregate term loan facilities to $350.0 million. See Note 13, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our debt transactions.

(9) During fiscal 2015, we amended our existing credit agreement to extend its maturity date to April 24, 2020 and, among other things, increase the maximum revolver commitment to $450.0 million from $275.0 million, and increase the term loan facility to $150.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto, as well as Part I, Item 1. Business, and Part II, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

Introduction

We are a leading provider of specialty contracting services throughout the United States. We provide program management, engineering, construction, maintenance, and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We provide the labor, tools and equipment necessary to plan, design, engineer, locate, expand, upgrade, install, and maintain the telecommunications infrastructure of our customers.

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

Significant demand for wireless broadband is driven by the proliferation of smartphones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers are upgrading their networks and contemplating next generation mobile and fixed wireless solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. Wireless construction activity and support of expanded coverage and capacity is expected to accelerate through the deployment of new or enhanced macro and small cells. These initiatives present long-term opportunities for us with the wireless service providers we serve. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to macro cells and small cells. In addition, emerging wireless technologies are driving significant wireline deployments. A complementary wireline investment cycle is underway to facilitate the deployment of fully converged wireless/wireline networks. The industry effort required to deploy these converged networks is driving demand for the type of services we provide.

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

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, and our customers’ positioning and strategic plans. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Fiscal Year

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. Beginning with fiscal 2019, each fiscal year ends on the last Saturday in January and consists of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). Fiscal 2019 and fiscal 2017 each consisted of 52 weeks of operations and fiscal 2016 consisted of 53 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

We refer to the period beginning January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”, and the period beginning July 26, 2015 and ending July 30, 2016 as “fiscal 2016”.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 78.4%, 75.8%, 76.8%, and 70.1% of our total contract revenues during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during fiscal 2019, the 2018 transition period, fiscal 2017, or fiscal 2016:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
AT&T Inc.	21.2%	20.6%	26.3%	24.4%
Comcast Corporation	20.8%	21.6%	17.7%	13.6%
Verizon Communications Inc.(1)	19.2%	12.0%	9.2%	11.2%
CenturyLink, Inc.(2)	13.6%	17.5%	18.2%	14.7%
Windstream Holdings, Inc(3)	3.6%	3.8%	5.4%	5.7%
Charter Communications, Inc.(4)	3.6%	4.2%	3.9%	6.1%

(1) For comparison purposes, contract revenues from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

(2) For comparison purposes, contract revenues from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

(3) On February 25, 2019, Windstream, our fifth largest customer with contract revenues of $113.6 million during fiscal 2019, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. We expect to continue to provide services to Windstream pursuant to existing contractual obligations but the amount of services performed in the future could be reduced or eliminated.

(4) For comparison purposes, contract revenues from Charter Communications, Inc., Time Warner Cable Inc., and Bright House Networks, LLC have been combined for periods prior to their May 2016 merger.

In addition, another customer contributed 0.7%, 1.3%, 3.6%, and 6.2% to our total contract revenues during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively.

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to extend these agreements through negotiations. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Multi-year master service agreements	63.8%	67.3%	64.6%	61.4%
Other long-term contracts	22.9	18.9	22.4	19.6
Total long-term contracts	86.7%	86.2%	87.0%	81.0%

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

Fiscal 2016. During August 2015, we acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands our geographic presence within our existing customer base. During May 2016, we acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeast United States. Additionally, during July 2016, we acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a net cash purchase price of $100.9 million after an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquired operations were immediately integrated with the operations of an existing subsidiary, which is a larger, well-established provider of services to the same primary customer. The acquisition reinforces our wireless construction resources and expands our geographic presence within our existing customer base. Subsequent to the close of this acquisition, activity levels within the contracts of the acquired operations trended considerably below expectations. The acquired contracts remain in effect and we have not experienced any adverse changes in customer relations. With the immediate integration of the Goodman operations into our existing subsidiary, we believe our ability to effectively perform services for the customer will provide future opportunities.

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. In April 2018, $9.7 million of escrowed funds were released in connection with the resolution of certain indemnification claims, of which we received $1.6 million. There was no impact on our results of operations related to the escrow release. As of January 26, 2019, approximately $0.3 million remains in escrow pending resolution of certain post-closing indemnification claims.

The results of these businesses acquired are included in our consolidated financial statements from their respective dates of acquisition. The purchase price allocations of each of the 2017 and 2016 acquisitions were completed within the 12-month measurement period from the dates of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material. The purchase price allocation of the fiscal 2019 acquisition is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

Understanding Our Results of Operations

The following information is presented so that the reader may better understand certain factors impacting our results of operations, and should be read in conjunction with Critical Accounting Policies and Estimates below, as well as Note 2, Significant Accounting Policies & Estimates, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Contract Revenues. We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. For certain contracts, we use the cost-to-cost measure of progress as more fully described within Critical Accounting Policies and Estimates below.

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

General and Administrative Expenses. General and administrative expenses primarily consist of employee compensation and related expenses, including performance-based compensation and stock-based compensation, legal, consulting and professional fees, information technology and development costs, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs not directly related to the provision of our services under customer contracts. Our provision for bad debt expense is determined by evaluating specific accounts receivable and contract asset balances based on historical collection trends, the age of outstanding receivables, and the creditworthiness of our customers. We incur information technology and development costs primarily to support and enhance our operating efficiency. Our executive management team and the senior management of our subsidiaries perform substantially all of our sales and marketing functions as part of their management responsibilities.

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, trade names, and non-compete intangibles, which we amortize over the estimated useful lives. We recognize amortization of customer relationship intangibles on an accelerated basis as a function of the expected economic benefit and amortization of other finite-lived intangibles on a straight-line basis over the estimated useful life.

Loss on Debt Extinguishment. Loss on debt extinguishment for fiscal 2016 includes pre-tax charges related to the redemption of our 7.125% senior subordinated notes (the “7.125% Notes”), including the write-off of deferred debt issuance costs on the 7.125% Notes.

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes non-cash amortization of our convertible senior notes debt discount and amortization of debt issuance costs. See Note 13, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information on the non-cash amortization of the debt discount and debt issuance costs.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program and write-off of deferred financing costs recognized in connection with an amendment to our credit agreement.

Seasonality and Fluctuations in Operating Results. Our contract revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations disproportionately during the fiscal quarters ending in January and April. In addition, a disproportionate number of holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

We may also experience variations in our profitability driven by a number of factors. These factors include variations and fluctuations in contract revenues, job specific costs, insurance claims, the allowance for doubtful accounts, accruals for contingencies, stock-based compensation expense for performance-based stock awards, the fair value of reporting units for the goodwill impairment analysis, the valuation of intangibles and other long-lived assets, gains or losses on the sale of fixed assets from the timing and levels of capital assets sold, the employer portion of payroll taxes as a result of reaching statutory limits, and our effective tax rate.

Accordingly, operating results for any fiscal period are not necessarily indicative of results we may achieve for any subsequent fiscal period.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates.

Below, we have identified those accounting policies that are critical to the accounting of our business operations and the understanding of our results of operations. These accounting policies require making significant judgments and estimates that are used in the preparation of our consolidated financial statements. The impact of these policies affects our reported and expected financial results. We have discussed the development, selection and application of our critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure relating to our critical accounting policies herein.

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also important to understanding our consolidated financial statements. The Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented less than 10% of contract revenues during fiscal 2019.

For certain contracts, representing less than 5.0% of contract revenues during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. For contracts using the cost-to-cost measure of progress, we accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

Accounts Receivable, net. We grant credit to our customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from our performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated realizable value. Unbilled accounts receivable represent amounts we have an unconditional right to receive payment for although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements. Certain of our contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in our overall assessment of the collectability of accounts receivable. We expect to collect the outstanding balance of current accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next twelve months. Accounts receivable of $24.8 million from Windstream are classified as non-current in other assets and are net of the related allowance for doubtful accounts. On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. We estimate our allowance for doubtful accounts by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the creditworthiness of our customers.

For one customer, we have participated in a customer-sponsored vendor payment program since fiscal 2016. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. We incur a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the consolidated statements of operations. The operation of this program has not changed since we began participating.

Contract assets. Contract assets include unbilled amounts typically resulting from arrangements whereby complete satisfaction of a performance obligation and the right to payment are conditioned on completing additional tasks or services.

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 26, 2019 and January 27, 2018, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions. Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in millions):

	January 26, 2019	January 27, 2018
Accrued insurance claims - current	$39,961	$53,890
Accrued insurance claims - non-current	68,315	59,385
Total accrued insurance claims	$108,276	$113,275

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$13,701
Non-current (included in Other assets)	13,684	6,722
Total insurance recoveries/receivables	$13,684	$20,423

The liability for total accrued insurance claims included incurred but not reported losses of approximately $55.1 million and $53.3 million as of January 26, 2019 and January 27, 2018, respectively.

We estimate the liability for claims based on facts, circumstances, and historical experience. Even though they will not be paid until sometime in the future, recorded loss reserves are not discounted. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the magnitude and quantity of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions, and court interpretations.

With regard to losses occurring in fiscal 2016 through fiscal 2019, we retain the risk of loss of up to $1.0 million on a per-occurrence basis for automobile liability, general liability, and workers’ compensation. We have retained this same level of retention for the twelve month policy period ending in January 2020. These retention amounts are applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims was $78.9 million for fiscal 2019, $67.1 million for the 2018 transition period, $103.7 million for fiscal 2017, and $84.6 million for fiscal 2016.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar years 2016 through 2019, we retain the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants of $425,000.

Stock-Based Compensation. We have stock-based compensation plans under which we grant stock-based awards, including stock options, time-based restricted share units (“RSUs”), and performance-based restricted share units (“Performance RSUs”) to attract, retain, and reward talented employees, officers, and directors, and to align stockholder and employee interests. The resulting compensation expense is recognized on a straight-line basis over the vesting period, net of actual forfeitures, and is included in general and administrative expenses in the consolidated statements of operations. This expense fluctuates over time as a result of the vesting periods of the stock-based awards and, for Performance RSUs, the expected achievement of performance measures.

Compensation expense for stock-based awards is based on fair value at the measurement date. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. This valuation is affected by the Company’s stock price as well as other inputs, including the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and expected dividends, if any. Stock options vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of RSUs and Performance RSUs is estimated on the date of grant and is equal to the closing market price per share of our common stock on that date. RSUs generally vest ratably over a four-year period. Performance RSUs vest ratably over a three-year period, if certain performance measures are achieved. Each RSU and Performance RSU is settled in one share of our common stock upon vesting.

For Performance RSUs, we evaluate compensation expense quarterly and recognize expense only if we determine it is probable that the performance measures for the awards will be met. The performance measures for target awards are based on our operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our operating cash flow level (adjusted for certain amounts) for the applicable four-quarter performance period. Additionally, certain awards include three-year performance measures that are more difficult to achieve than those required to earn target awards and, if met, result in supplemental shares awarded. The performance measures for supplemental awards are based on three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and three-year cumulative operating cash flow level (adjusted for certain amounts). In a period we determine it is no longer probable that we will achieve certain performance measures for the awards, we reverse the stock-based compensation expense that we had previously recognized associated with the portion of Performance RSUs that are no longer expected to vest. The amount of the expense ultimately recognized depends on the number of awards that actually vest. Accordingly, stock-based compensation expense may vary from period to period. For additional information on our stock-based compensation plans, stock options, RSUs, and Performance RSUs, see Note 18, Stock-Based Awards, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. During the 2018 transition period, we recognized an income tax benefit of approximately $32.2 million associated with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. Additionally, we recognized an income tax benefit of approximately $7.8 million during the 2018 transition period for the tax effects of the vesting and exercise of share-based awards.

In addition to the impacts described above, fluctuations in our effective income tax rate were also attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, and production-related tax deductions recognized in relation to our pre-tax results during the periods. See Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Measurement of our tax position is based on the applicable statutes, federal and state case law, and our interpretations of tax regulations. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income during the period that includes the enactment date. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all relevant factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent financial operations. In the event we determine that we would be able to realize deferred income tax assets in excess of their net recorded amount, we would adjust the valuation allowance, which would reduce the provision for income taxes.

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”), we recognize tax benefits in the amount that we deem more likely than not will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized during the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority, or when the statute of limitations for tax examination has expired. We recognize applicable interest related to tax amounts in interest expense and penalties within general and administrative expenses.

Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings and other claims, including claims for indemnification by our customers. ASC Topic 450, Contingencies (“ASC Topic 450”) requires an estimated loss from a loss contingency be accrued by a charge to operating results if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range in accordance with ASC Topic 450. As additional information becomes available, we reassess the potential liability related to our pending litigation and other contingencies and revise our estimates as applicable. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to operating results when determined.

Business Combinations. We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. We determine the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to us at that time, may become known during the remainder of the measurement period. This measurement period may not exceed twelve months from the acquisition date. The Company will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, in the same period in which adjustments are recognized, the Company will record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

Goodwill and Intangible Assets. We account for goodwill and other intangibles in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”). Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, we review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

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

Our goodwill resides in multiple reporting units. The profitability of individual reporting units may suffer periodically due to downturns in customer demand and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a small number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

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

We have historically completed our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in our fiscal year end, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this became the first day of our fourth fiscal quarter. The change in the annual goodwill impairment assessment date is deemed a change in accounting principle, which we believe to be preferable as the change was made to better align the annual goodwill impairment test with the change in our annual planning and budgeting process related to the new fiscal year end. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge and had no effect on the consolidated financial statements, including any cumulative effect on retained earnings.

We performed our annual impairment assessment for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a substantial portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, the Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value based on our best estimate of the revenue growth rate and projected operating margin.

In fiscal 2017, we performed the first step of the quantitative analysis on our indefinite-lived intangible asset. In fiscal 2019, the 2018 transition period, and fiscal 2016, qualitative assessments were performed on our indefinite-lived intangible asset.

The table below outlines certain assumptions used in our quantitative impairment analyses for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Terminal Growth Rate	2.5% - 3.0%	2.5% - 3.0%	2.0% - 3.0%	2.0% - 3.0%
Discount Rate	11.0%	11.0%	11.0%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate for fiscal 2019 was consistent with the 2018 transition period and fiscal 2017. The decrease in discount rate for fiscal 2017 from fiscal 2016 was a result of reduced risk in industry conditions. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2019 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2019 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units except two. For one of these reporting units with goodwill of $5.7 million, the excess of fair value above its carrying value was 18% of the fair value. For the other of these reporting units with goodwill of $10.1 million, the excess of fair value above its carrying value was 19% of the fair value. Additionally, a third reporting unit with goodwill of $13.2 million as of January 26, 2019 had a high concentration of its contract revenues from Windstream. This reporting unit’s fair value was substantially in excess of its carrying value as of the date of the fiscal 2019 impairment assessment. On February 25, 2019, Windstream, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The Company expects to continue to provide services to Windstream pursuant to existing contractual obligations but the amount of services performed in the future could be reduced or eliminated. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2019 impairment analysis. Management has determined the goodwill balance of these three reporting units may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity. As of January 26, 2019, we believe the goodwill and the indefinite-lived intangible asset are recoverable for all of the reporting units and that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Certain of our reporting units also have other intangible assets, including customer relationships, trade names, and non-compete intangibles. As of January 26, 2019, we believe that the carrying amounts of these intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

Outlook

Developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. A proliferation of technological developments has been made possible by improved networks and their underlying fiber connections. Faster broadband connections are enabling the creation of other industries in which products and services rely on robust network connections for advanced functionality. Telecommunications providers will continue to expand their network capabilities to meet the demand of their consumers, driving demand for the services we provide as these providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements.

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

Significant demand for wireless broadband is driven by the proliferation of smartphones and other mobile data devices. To respond to this demand and other advances in technology, wireless carriers are upgrading their networks and contemplating next generation mobile and fixed wireless solutions such as small cells and 5G technologies. Wireless carriers are actively spending on their networks to respond to the significant increase in wireless data traffic, to upgrade network technologies to improve performance and efficiency, and to consolidate disparate technology platforms. Wireless construction activity and support of expanded coverage and capacity is expected to accelerate through the deployment of new or enhanced macro cells and small cells. These initiatives present long-term opportunities for us with the wireless service providers we serve. As the demand for mobile broadband grows, the amount of wireless traffic that must be “backhauled” over customers’ fiber networks increases and, as a result, carriers are accelerating the deployment of fiber optic cables to macro cells and small cells. In addition, emerging wireless technologies are driving significant wireline deployments. A complementary wireline investment cycle is underway to facilitate the deployment of fully converged wireless/wireline networks. The industry effort required to deploy these converged networks is driving demand for the type of services we provide.

Consolidation and merger activity among telecommunications providers can also provide increased demand for our services as networks are integrated. As a result of merger activity, a significant customer has committed to the FCC to expand and increase broadband network capabilities. These activities may further create a competitive response driving demand for the services we provide.

Overall economic activity also contributes to the demand for our services. Within the context of the current economy, we believe the latest trends and developments as outlined above support our industry outlook. We will continue to closely monitor the effects that changes in economic and market conditions may have on our customers and our business and we will continue to manage those areas of the business we can control.

Results of Operations

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. We believe that a reader’s understanding of our results of operations will be enhanced by review of a comparison between our results for the fiscal year ended January 26, 2019 and our results for the prior comparative twelve month period ended January 27, 2018. Accordingly, we present our discussion and analysis below based on comparisons of the results for such periods, as well as based on comparisons of the six months ended January 27, 2018 to the six months ended January 28, 2017 and the fiscal year ended July 29, 2017 to the fiscal year ended July 30, 2016. The results for the twelve months ended January 27, 2018 and the six months ended January 28, 2017 are unaudited.

The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

Fiscal Year Ended January 26, 2019 Compared to Twelve Months Ended January 27, 2018

The following table sets forth our consolidated statements of operations for the fiscal year ended January 26, 2019 and the prior comparative twelve month period ended January 27, 2018 and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended		Twelve Months Ended
	January 26, 2019		January 27, 2018
			(Unaudited)
Contract revenues	$3,127.7	100.0%	$2,977.9	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	2,562.4	81.9	2,369.9	79.6
General and administrative	269.1	8.6	245.8	8.3
Depreciation and amortization	179.6	5.7	162.7	5.5
Total	3,011.1	96.3	2,778.3	93.3
Interest expense, net	(44.4)	(1.4)	(38.7)	(1.3)
Other income, net	15.8	0.5	17.1	0.6
Income before income taxes	88.0	2.8	177.9	6.0
Provision for income taxes	25.1	0.8	26.6	0.9
Net income	$62.9	2.0%	$151.3	5.1%

Contract Revenues. Contract revenues were $3.128 billion during fiscal 2019 compared to $2.978 billion during the twelve months ended January 27, 2018. Contract revenues from acquired businesses that were not owned for the entire period in both the current and comparable prior periods were $69.9 million and $32.3 million for fiscal 2019 and the twelve months ended January 27, 2018, respectively. Additionally, we earned $42.9 million and $35.1 million of contract revenues from storm restoration services during fiscal 2019 and the twelve months ended January 27, 2018, respectively, excluding amounts from acquired businesses.

Excluding amounts generated by acquired businesses that were not owned for the entire period in both the current and comparable prior periods and amounts from storm restoration services, contract revenues increased by $104.4 million during fiscal 2019 compared to the twelve months ended January 27, 2018. Contract revenues increased by approximately $286.6 million for a large telecommunications customer primarily related to services for recent awards and by approximately $22.4 million for a leading cable multiple system operator from construction and maintenance services, including services to provision fiber to small and medium businesses, as well as network improvements. Partially offsetting these increases, contract revenues decreased by approximately $138.4 million for a large telecommunications customer as a result of decreases in services performed under existing contracts and by approximately $39.9 million for services performed on a customer’s fiber network. In addition, contract revenues decreased by approximately $19.6 million for a large telecommunications customer as a result of spending moderation and by approximately $19.6 million for services performed for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $12.9 million on a combined basis during fiscal 2019 compared to the twelve months ended January 27, 2018.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.3%, 5.8%, and 2.9%, respectively, for fiscal 2019 compared to 91.4%, 6.0%, and 2.6%, respectively, for the twelve months ended January 27, 2018.

Costs of Earned Revenues. Costs of earned revenues increased to $2.562 billion, or 81.9% of contract revenues, during fiscal 2019 compared to $2.370 billion, or 79.6% of contract revenues, during the twelve months ended January 27, 2018.
The primary components of the increase were a $171.2 million aggregate increase in direct labor and subcontractor costs, a $15.5 million increase in equipment maintenance and fuel costs combined, and a $21.0 million increase in other direct costs. Partially offsetting these increases, direct materials decreased by $15.2 million.

Costs of earned revenues as a percentage of contract revenues increased 2.3% during fiscal 2019 compared to the twelve months ended January 27, 2018. As a percentage of contract revenues, labor and subcontracted labor costs increased 2.6% during fiscal 2019 primarily resulting from under absorption of costs incurred on large customer programs and the productivity impacts of prolonged winter weather conditions that lasted throughout the first quarter of fiscal 2019. In addition, equipment maintenance and fuel costs combined increased 0.3% as a percentage of contract revenues and other direct costs increased 0.3% as a percentage of contract revenues primarily resulting from the impact of costs associated with the initiation of customer programs. Partially offsetting these increases was a decline in the required usage of direct materials which decreased 0.9% as a percentage of contract revenues primarily as a result of mix of work.

General and Administrative Expenses. General and administrative expenses increased to $269.1 million, or 8.6% of contract revenues, during fiscal 2019 compared to $245.8 million, or 8.3% of contract revenues, during the twelve months ended January 27, 2018. The increase in total general and administrative expenses during fiscal 2019 primarily resulted from $17.2 million of bad debt expense recorded on accounts receivable and contract assets due from a customer that recently filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Additionally, the increase was a result of increased payroll costs and increased software license and maintenance fees. These increases were partially offset by lower performance-based compensation costs and lower professional fees. The increase in total general and administrative expenses as a percentage of contract revenues is primarily attributable to $17.2 million of bad debt expense recorded on accounts receivable and contract assets.

Depreciation and Amortization. Depreciation expense was $157.0 million, or 5.0% of contract revenues, during fiscal 2019, compared to $138.1 million, or 4.6% of contract revenues, during the twelve months ended January 27, 2018. The increase in depreciation expense during fiscal 2019 was primarily due to the addition of fixed assets during fiscal 2019 that support our expanded in-house workforce and the normal replacement cycle of fleet assets. Amortization expense was $22.6 million and $24.6 million during fiscal 2019 and the twelve months ended January 27, 2018, respectively.

Interest Expense, Net. Interest expense, net was $44.4 million and $38.7 million during fiscal 2019 and the twelve months ended January 27, 2018, respectively. Interest expense includes $19.1 million and $18.1 million for the non-cash amortization of debt discount associated with our convertible senior notes during fiscal 2019 and the twelve months ended January 27, 2018, respectively. Excluding this amortization, interest expense, net increased to $25.3 million during fiscal 2019 from $20.6 million during the twelve months ended January 27, 2018 as a result of higher outstanding borrowings and higher market interest rates during the current period.

Other Income, Net. Other income, net was $15.8 million and $17.1 million during fiscal 2019 and the twelve months ended January 27, 2018, respectively. Gain on sale of fixed assets was $19.4 million during fiscal 2019 compared to $18.9 million during the twelve months ended January 27, 2018 as a result of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also includes $4.1 million and $3.2 million of discount fee expense during fiscal 2019 and the twelve months ended January 27, 2018, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program. Additionally, we recognized $0.2 million in write-off of deferred financing costs during fiscal 2019 in connection with an amendment to our credit agreement.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2019 and the twelve months ended January 27, 2018 (dollars in millions):

	Fiscal Year Ended	Twelve Months Ended
	January 26, 2019	January 27, 2018
		(Unaudited)
Income tax provision	$25.1	$26.6
Effective income tax rate	28.5%	14.9%

During the twelve months ended January 27, 2018, we recognized an income tax benefit of approximately $32.2 million associated with Tax Reform. This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. Additionally, we recognized an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards during the twelve months ended January 27, 2018. See Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

In addition to the impacts described above, fluctuations in our effective income tax rate were also attributable to the difference in income tax rates from state to state and non-deductible and non-taxable items during the periods. We had total unrecognized tax benefits of approximately $3.8 million as of January 26, 2019 which would reduce our effective tax rate during future periods if it is determined these unrecognized tax benefits are realizable.

Net Income. Net income was $62.9 million for fiscal 2019 compared to $151.3 million for the twelve months ended January 27, 2018.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $330.0 million, or 10.5% of contract revenues, for fiscal 2019 compared to $383.5 million, or 12.9% of contract revenues, for the twelve months ended January 27, 2018. See Non-GAAP Measure below for further information regarding Non-GAAP Adjusted EBITDA.

Six Months Ended January 27, 2018 Compared to Six Months Ended January 28, 2017

The following table sets forth our consolidated statements of operations for the six months ended January 27, 2018 and January 28, 2017 and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Six Months Ended
	January 27, 2018		January 28, 2017
			(Unaudited)
Contract revenues	$1,411.3	100.0%	$1,500.4	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	1,141.5	80.9	1,176.4	78.4
General and administrative	124.9	8.9	118.4	7.9
Depreciation and amortization	85.1	6.0	70.3	4.7
Total	1,351.5	95.8	1,365.0	91.0
Interest expense, net	(19.6)	(1.4)	(18.2)	(1.2)
Other income, net	6.2	0.4	1.9	0.1
Income before income taxes	46.6	3.3	119.0	7.9
(Benefit) provision for income taxes	(22.3)	(1.6)	44.3	3.0
Net income	$68.8	4.9%	$74.7	5.0%

Contract Revenues. Contract revenues were $1.411 billion during the six months ended January 27, 2018 compared to $1.500 billion during the six months ended January 28, 2017. During the six months ended January 27, 2018, contract revenues of $17.0 million were generated by a business acquired during the third quarter of fiscal 2017. Additionally, we earned $35.1 million of contract revenues from storm restoration services during the six months ended January 27, 2018.

Excluding amounts generated by a business acquired during the third quarter of fiscal 2017 and storm restoration services, contract revenues decreased by $141.1 million during the six months ended January 27, 2018 compared to the six months ended January 28, 2017. Contract revenues decreased by approximately $153.3 million as a result of moderation by a large telecommunications customer during the six months ended January 27, 2018. Contract revenues also decreased by approximately $50.3 million for services performed on a customer’s fiber network and by approximately $35.7 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these declines, contract revenues increased by approximately $42.5 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Contract revenues also increased by approximately $30.5 million for a large telecommunications customer primarily related to services performed resulting from new awards. All other customers had net increases in contract revenues of $25.2 million on a combined basis during the six months ended January 27, 2018 compared to the six months ended January 28, 2017.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.0%, 6.3%, and 2.7%, respectively, for the six months ended January 27, 2018, compared to 92.1%, 5.2%, and 2.7%, respectively, for the six months ended January 28, 2017.

Costs of Earned Revenues. Costs of earned revenues decreased to $1.141 billion, or 80.9% of contract revenues, during the six months ended January 27, 2018 compared to $1.176 billion, or 78.4% of contract revenues, during the six months ended January 28, 2017. The primary components of the decrease were a $34.0 million aggregate decrease in direct labor and subcontractor costs and a $14.1 million decrease in direct material costs, primarily due to a lower level of operations. Partially offsetting these decreases, equipment maintenance and fuel costs combined increased $4.8 million and other direct costs increased $8.4 million.

Costs of earned revenues as a percentage of contract revenues increased 2.5% during the six months ended January 27, 2018 compared to the six months ended January 28, 2017. As a percentage of contract revenues, labor and subcontracted labor costs increased 1.3% during the six months ended January 27, 2018. The increase in labor and subcontracted labor costs as a percentage of contract revenues primarily resulted from costs incurred as the scale of our operations expanded and from widespread adverse weather which reduced the number of available workdays and negatively impacted productivity and margins during the fiscal quarter ended January 27, 2018. Equipment maintenance and fuel costs combined increased 0.6% as a percentage of contract revenues from under absorption of equipment costs and increased fuel costs relative to the mix of work. Additionally, direct material costs and other direct costs increased 0.5% as a percentage of contract revenues, on a combined basis, reflecting lower operating leverage and the impact of costs associated with the initiation of customer programs, including permitting costs.

General and Administrative Expenses. General and administrative expenses increased to $124.9 million, or 8.9% of contract revenues, during the six months ended January 27, 2018 compared to $118.4 million, or 7.9% of contract revenues, during the six months ended January 28, 2017. The increase in total general and administrative expenses during the six months ended January 27, 2018 primarily resulted from increased payroll and stock-based compensation costs, higher professional fees related to the change in fiscal year, increased software license and maintenance fees, and the costs of a business acquired in the third quarter of fiscal 2017. The increase in total general and administrative expenses as a percentage of contract revenues reflects lower absorption of certain office and support costs in relation to lower contract revenues during the six months ended January 27, 2018.

Depreciation and Amortization. Depreciation expense was $73.0 million, or 5.2% of contract revenues, during the six months ended January 27, 2018 compared to $58.0 million, or 3.9% of contract revenues, during the six months ended January 28, 2017. The increase in depreciation expense during the six months ended January 27, 2018 is primarily due to the addition of fixed assets during fiscal 2017 and the 2018 transition period that support our expanded in-house workforce and the normal replacement cycle of fleet assets. Amortization expense was $12.1 million and $12.3 million during the six months ended January 27, 2018 and January 28, 2017, respectively.

Interest Expense, Net. Interest expense, net was $19.6 million and $18.2 million during the six months ended January 27, 2018 and January 28, 2017, respectively. Interest expense includes $9.2 million and $8.7 million for the non-cash amortization of debt discount associated with our convertible senior notes during the six months ended January 27, 2018 and January 28, 2017, respectively. Excluding this amortization, interest expense, net increased to $10.4 million during the six months ended January 27, 2018 from $9.6 million during the six months ended January 28, 2017 as a result of higher market interest rates during the current period.

Other Income, Net. Other income, net was $6.2 million and $1.9 million during the six months ended January 27, 2018 and January 28, 2017, respectively. The increase in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during the six months ended January 27, 2018 compared to the six months ended January 28, 2017. Gain on sale of fixed assets was $7.2 million during the six months ended January 27, 2018 compared to $3.2 million during the six months ended January 28, 2017. Partially offsetting this increase, other income, net also reflects approximately $1.4 million and $1.5 million of discount fee expense during the six months ended January 27, 2018 and January 28, 2017, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax (benefit) provision and effective income tax rate for the six months ended January 27, 2018 and January 28, 2017 (dollars in millions):

	Six Months Ended
	January 27, 2018	January 28, 2017
		(Unaudited)
Income tax (benefit) provision	$(22.3)	$44.3
Effective income tax rate	(47.9)%	37.2%

During the six months ended January 27, 2018, we recognized an income tax benefit of approximately $32.2 million associated with Tax Reform. This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. Additionally, we recognized an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards during the six months ended January 27, 2018.

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

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $157.2 million, or 11.1% of contract revenues, for the six months ended January 27, 2018 compared to $215.4 million, or 14.4% of contract revenues, for the six months ended January 28, 2017. See Non-GAAP Measure below for further information regarding Non-GAAP Adjusted EBITDA.

Fiscal Year Ended July 29, 2017 Compared to Fiscal Year Ended July 30, 2016

The following table sets forth our consolidated statements of operations for the fiscal years ended July 29, 2017 and July 30, 2016 and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	July 29, 2017		July 30, 2016
Contract revenues	$3,066.9	100.0%	$2,672.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	2,404.7	78.4	2,083.6	78.0
General and administrative	239.2	7.8	217.1	8.1
Depreciation and amortization	147.9	4.8	124.9	4.7
Total	2,791.9	91.0	2,425.7	90.8
Interest expense, net	(37.4)	(1.2)	(34.7)	(1.3)
Loss on debt extinguishment	—	—	(16.3)	(0.6)
Other income, net	12.8	0.4	10.4	0.4
Income before income taxes	250.4	8.2	206.3	7.7
Provision for income taxes	93.2	3.0	77.6	2.9
Net income	$157.2	5.1%	$128.7	4.8%

Contract Revenues. Contract revenues were $3.067 billion during fiscal 2017 compared to $2.673 billion during fiscal 2016. Contract revenues from acquired businesses that were not owned for the entire period in both the current and prior fiscal years were $214.9 million and $119.8 million for fiscal 2017 and fiscal 2016, respectively.

Excluding amounts generated by acquired businesses that were not owned for the entire period in both the current and prior fiscal years, contract revenues increased by $299.2 million during fiscal 2017 compared to fiscal 2016. Contract revenues increased by approximately $178.2 million for a leading cable multiple system operator from installation, maintenance, and construction services, including services to provision fiber to small and medium businesses, as well as network improvements and by approximately $110.9 million for a large telecommunications customer primarily from increases in the volume of services performed under existing contracts and new awards. Contract revenues increased by approximately $103.8 million for another significant telecommunications customer improving its network. Additionally, contract revenues increased by approximately $24.4 million for a customer who recently acquired certain wireline operations from another large telecommunications customer. Partially offsetting these increases, contract revenues decreased by approximately $55.3 million for services performed on a customer’s fiber network, by approximately $45.1 million for services performed for a cable multiple system operator, and by approximately $15.4 million for a large telecommunications customer. All other customers had net decreases in contract revenues of $2.3 million on a combined basis during fiscal 2017 compared to fiscal 2016.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.9%, 5.5%, and 2.6%, respectively, for fiscal 2017 compared to 90.7%, 5.9%, and 3.4%, respectively, for fiscal 2016.

Costs of Earned Revenues. Costs of earned revenues increased to $2.405 billion, or 78.4% of contract revenues, during fiscal 2017 compared to $2.084 billion, or 78.0% of contract revenues, during fiscal 2016. The increase in total costs of earned revenues during fiscal 2017 was primarily due to a higher level of operations, including the operating costs of businesses acquired during fiscal 2017 and 2016, partially offset by the additional week of operations during the fourth quarter of fiscal 2016. The primary components of the increase were a $241.9 million aggregate increase in direct labor and subcontractor costs, a $43.9 million increase in direct materials, and a $35.3 million net increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues increased 0.4% during fiscal 2017 compared to fiscal 2016. As a percentage of contract revenues, labor and subcontracted labor costs increased 0.3% of contract revenues for fiscal 2017 compared to fiscal 2016. The increase in labor and subcontracted labor costs as a percentage of contract revenues primarily resulted from costs incurred as the scale of our operations expanded. Direct materials and other direct costs increased 0.1%, on a combined basis, primarily as a result of our mix of work during fiscal 2017 which included a higher level of projects where we provided materials to the customer.

General and Administrative Expenses. General and administrative expenses increased to $239.2 million, or 7.8% of contract revenues, during fiscal 2017 compared to $217.1 million, or 8.1% of contract revenues, during fiscal 2016. The increase in total general and administrative expenses during fiscal 2017 primarily resulted from increased payroll and performance-based compensation costs and higher legal and professional fees. Additionally, stock-based compensation increased to $20.8 million during fiscal 2017, compared to $16.8 million during fiscal 2016. General and administrative expenses decreased as a percentage of contract revenues during fiscal 2017 compared to fiscal 2016, primarily resulting from operating leverage on our increased level of operations.

Depreciation and Amortization. Depreciation expense was $123.1 million, or 4.0% of contract revenues, during fiscal 2017 compared to $105.5 million, or 3.9% of contract revenues, during fiscal 2016. The increase in depreciation expense during fiscal 2017 is a result of the addition of fixed assets and the incremental expense of businesses acquired during fiscal 2017 and 2016. Amortization expense was $24.8 million and $19.4 million during fiscal 2017 and 2016, respectively. The increase in amortization expense is a result of the incremental expense of amortizing intangibles for businesses acquired during fiscal 2017 and 2016, partially offset by reduced amortization expense as certain intangible assets became fully amortized during fiscal 2017.

Interest Expense, Net. Interest expense, net was $37.4 million and $34.7 million during fiscal 2017 and 2016, respectively. Interest expense includes $17.6 million and $14.7 million for the non-cash amortization of debt discount associated with our convertible senior notes during fiscal 2017 and 2016, respectively. Excluding this amortization, interest expense, net decreased to $19.8 million during fiscal 2017 from $20.0 million during fiscal 2016.

Loss on Debt Extinguishment. In connection with the redemption of our 7.125% Notes, we incurred a pre-tax charge for early extinguishment of debt of approximately $16.3 million during the first quarter of fiscal 2016. See Note 13, Debt, in Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding the Company’s debt transactions.

Other Income, Net. Other income, net was $12.8 million and $10.4 million during fiscal 2017 and 2016, respectively. The increase in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during fiscal 2017 compared to fiscal 2016. Gain on sale of fixed assets was $14.9 million during fiscal 2017 compared to $9.8 million during fiscal 2016. Partially offsetting this increase, other income, net also reflects approximately $3.2 million and $0.2 million of discount fee expense during fiscal 2017 and 2016, respectively, associated with the collection of accounts receivable under a customer-sponsored vendor payment program in which we began participating during fiscal 2016.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2017 and 2016 (dollars in millions):

	Fiscal Year Ended
	2017	2016
Income tax provision	$93.2	$77.6
Effective income tax rate	37.2%	37.6%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state, non-deductible and non-taxable items, certain dispositions of incentive stock option exercises, and production-related tax deductions recognized in relation to our pre-tax results during the periods. The decrease in our effective income tax rate during fiscal 2017 compared to fiscal 2016 was primarily due to increased production-related tax deductions recognized in relation to higher pre-tax results in fiscal 2017 and a lesser impact of non-deductible items. We had total unrecognized tax benefits of approximately $3.1 million as of July 29, 2017 which, if recognized, would favorably affect our effective tax rate.

Net Income. Net income was $157.2 million for fiscal 2017 compared to $128.7 million for fiscal 2016.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $441.6 million, or 14.4% of contract revenues, for fiscal 2017 compared to $390.0 million, or 14.6% of contract revenues, for fiscal 2016. See Non-GAAP Measure below for further information regarding Non-GAAP Adjusted EBITDA.

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

	Fiscal Year Ended	Twelve Months Ended	Six Months Ended		Fiscal Year Ended
	January 26, 2019	January 27, 2018	January 27, 2018	January 28, 2017	July 29, 2017	July 30, 2016
Net income	$62,907	$151,339	$68,835	$74,713	$157,217	$128,740
Interest expense, net	44,369	38,677	19,560	18,248	37,364	34,720
Provision (benefit) for income taxes	25,131	26,592	(22,285)	44,332	93,208	77,587
Depreciation and amortization expense	179,603	162,708	85,053	70,252	147,906	124,940
Earnings Before Interest, Taxes, Depreciation & Amortization	312,010	379,316	151,163	207,545	435,695	365,987
Gain on sale of fixed assets	(19,390)	(18,911)	(7,217)	(3,172)	(14,866)	(9,806)
Stock-based compensation expense	20,187	23,066	13,277	11,015	20,805	16,850
Non-cash charge for Windstream accounts receivable and contract assets	17,157	—	—	—	—	—
Loss on debt extinguishment	—	—	—	—	—	16,260
Acquisition transaction related costs	—	—	—	—	—	715
Adjusted EBITDA	$329,964	$383,471	$157,223	$215,388	$441,634	$390,006

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $128.3 million as of January 26, 2019, compared to $84.0 million as of January 27, 2018. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $817.1 million as of January 26, 2019 compared to $671.6 million as of January 27, 2018.

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

We expect capital expenditures, net of disposals, to range from $150.0 million to $160.0 million during fiscal 2020 to support growth opportunities and the replacement of certain fleet assets. Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement, and cash on hand.

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

Net Cash Flows. Effective January 28, 2018, the first day of fiscal 2019, we adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) and ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) on a retrospective basis. See Note 3, Accounting Standards, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information. The following table presents our net cash flows for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, which reflect the retrospective adoption of ASU 2016-18 and ASU 2016-15 (dollars in millions):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Net cash flows:
Provided by operating activities	$124.4	$160.5	$256.4	$275.7
Used in investing activities	$(161.4)	$(76.0)	$(208.7)	$(332.7)
Provided by (used in) financing activities	$80.9	$(38.3)	$(42.5)	$69.9

Cash Provided by Operating Activities. Non-cash items in the cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, stock-based compensation, amortization of debt discount and debt issuance costs, loss on debt extinguishment, deferred income taxes, gain on sale of fixed assets, and bad debt expense.

During fiscal 2019, net cash provided by operating activities was $124.4 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $167.2 million of operating cash flow during fiscal 2019. Working capital changes that used operating cash flow during fiscal 2019 included increases in accounts receivable and contract assets, net (historically referred to as Costs and Estimated Earnings in Excess of Billings) of $30.8 million and $149.8 million, respectively. Net increases in other current and non-current assets combined used $41.0 million of operating cash flow during fiscal 2019 primarily as a result of an increase in long-term contract assets of $24.9 million and an increase in inventory. Long-term contract assets increased primarily due to a payment made pursuant to a long-term customer agreement entered into during fiscal 2019. Working capital changes that provided operating cash flow during fiscal 2019 included increases in accounts payable and accrued liabilities of $20.1 million and $23.9 million, respectively, primarily resulting from the timing of other payments. In addition, a net decrease in income tax receivable provided $10.4 million of operating cash flow during fiscal 2019.

On January 28, 2018, the first day of fiscal 2019, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The adoption of ASU 2014-09 resulted in balance sheet classification changes for amounts that have not been invoiced to customers but for which we have satisfied the performance obligation and have an unconditional right to receive payment. Prior to the adoption of ASU 2014-09, amounts not yet invoiced to customers were included in our contract assets, historically referred to as Costs and Estimated Earnings in Excess of Billings. These amounts represent unbilled accounts receivable for which we have an unconditional right to receive payment although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements. Upon adoption, unbilled receivables are included in accounts receivable, net. We adopted ASU 2014-09 using the modified retrospective method. Under the modified retrospective method, balances as of January 26, 2019 reflect the adoption of ASU 2014-09, while prior period balances are not adjusted and continue to be reported in accordance with our historical accounting policies.
To reflect the adoption of ASU 2014-09 and maintain comparability between periods, days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 103 days as of January 26, 2019, compared to 95 days as of January 27, 2018, primarily as a result of an increase in balances on large customer programs consisting of multiple tasks for which collections are expected to be received within contract terms upon submission of billings for remaining tasks to be completed.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our accounts receivable and contract asset balances as of January 26, 2019 and January 27, 2018. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of January 26, 2019 or January 27, 2018 except for Windstream which on February 25, 2019 filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, we had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, we have recorded a non-cash charge of $17.2 million reflecting our current evaluation of recoverability of these receivables and contract assets as of January 26, 2019. See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our accounts receivable and contract asset balances due from Windstream as of January 26, 2019 and the related allowance for doubtful accounts on these amounts.

During the six months ended January 27, 2018, net cash provided by operating activities was $160.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $9.1 million of operating cash flow during the six months ended January 27, 2018. Working capital changes that provided operating cash flow during the six months ended January 27, 2018 included decreases in accounts receivable and contract assets, net of $51.0 million and $17.0 million, respectively. Additionally, net decreases in other current and non-current assets combined provided $1.6 million of operating cash flow during the six months ended January 27, 2018. Working capital changes that used operating cash flow during the six months ended January 27, 2018 included decreases in accounts payable and accrued liabilities of $21.5 million and $32.1 million, respectively, primarily resulting from amounts paid for annual incentive compensation during October 2017 and timing of other payments. In addition, a net increase in income tax receivable used $6.7 million of operating cash flow during the six months ended January 27, 2018 primarily as a result of the timing of estimated tax payments. Our DSO was 95 days as of January 27, 2018 compared to 89 days as of January 28, 2017.

During fiscal 2017, net cash provided by operating activities was $256.4 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $85.6 million of operating cash flow during fiscal 2017. Working capital changes that used operating cash flow during fiscal 2017 included increases in accounts receivable and contract assets, net of $33.1 million and $27.8 million, respectively. In addition, there was a net increase in income tax receivable of $13.2 million primarily as a result of the timing of annual estimated tax payments made during fiscal 2017. Net increases in other current assets and other non-current assets combined used $11.2 million of operating cash flow during fiscal 2017 primarily for increases of inventory and prepaid expenses. Changes in accounts payable and accrued liabilities used $0.4 million of operating cash flow, on a combined basis, primarily resulting from the timing of payments. Our DSO was 87 days as of July 29, 2017 compared to 85 days as of July 30, 2016.

During fiscal 2016, net cash provided by operating activities was $275.7 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $33.8 million of operating cash flow during fiscal 2016. Working capital changes that used operating cash flow during fiscal 2016 included an increase in contract assets, net of $71.0 million. In addition, net increases in other current assets and other non-current assets combined used $16.7 million of operating cash flow during fiscal 2016 primarily for inventory and prepaid costs. Working capital changes that provided operating cash flow during fiscal 2016, primarily resulting from the timing of payments, were net increases in income taxes payable of $20.1 million, accrued liabilities of $15.9 million, primarily resulting from an increase in accrued performance-based compensation as a result of operating performance, and accounts payable of $15.1 million. Additionally, a decrease in accounts receivable provided $2.7 million of operating cash flow during fiscal 2016.

Cash Used in Investing Activities. Net cash used in investing activities was $161.4 million during fiscal 2019. During fiscal 2019, capital expenditures of $165.0 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $22.9 million. During fiscal 2019, we paid $20.9 million in connection with the acquisition of certain assets and assumption of certain liabilities of a telecommunications construction and maintenance services provider, net of cash acquired. Additionally, we received $1.6 million of escrowed funds during fiscal 2019 in connection with the resolution of certain indemnification claims related to a prior acquisition.
Net cash used in investing activities was $76.0 million during the six months ended January 27, 2018. During the six months ended January 27, 2018, capital expenditures of $87.8 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $11.8 million.
Net cash used in investing activities was $208.7 million during fiscal 2017. During fiscal 2017, capital expenditures of $201.2 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $16.0 million. During the third quarter of fiscal 2017, we paid $26.1 million for the acquisition of Texstar, net of cash acquired. We received $1.8 million in proceeds during the second quarter of fiscal 2017 for working capital adjustments related to the Goodman acquisition. Other investing activities provided approximately $0.7 million of cash flow during fiscal 2017.
Net cash used in investing activities was $332.7 million during fiscal 2016. During fiscal 2016, we paid $157.2 million in connection with acquisitions during the year. Capital expenditures of $186.0 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $10.5 million during fiscal 2016.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $80.9 million during fiscal 2019. During fiscal 2019, borrowings under our credit agreement, net of repayments, were $91.9 million primarily as a result of increasing our term loan facility under an amendment to our credit agreement. Additionally, we paid $7.3 million of debt financing fees in connection with this amendment. See Compliance with Credit Agreement below for further discussion on the terms of the amended credit agreement. During fiscal 2019, we withheld shares and paid $4.7 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the period. Partially offsetting these uses, we received $0.9 million from the exercise of stock options during fiscal 2019.

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

Net cash provided by financing activities was $69.9 million during fiscal 2016. The primary source of cash provided by financing activities during fiscal 2016 was the $485.0 million principal amount of 0.75% convertible senior notes due 2021 (the “Notes”) issued in a private placement in September 2015. We used $277.5 million of the net proceeds from the Notes issuance to fund the redemption of our 7.125% senior subordinated notes. Furthermore, in connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for a total cost of approximately $115.8 million. We also entered into separately negotiated warrant transactions with the same counterparties, and received proceeds of approximately $74.7 million from the sale of these warrants. During fiscal 2016, net repayments on the revolving facility under our credit agreement were $95.3 million and net borrowings on the term loan facilities under our credit agreement were $196.3 million. Additionally, we paid approximately $14.2 million in total debt extinguishment costs and $16.4 million in total debt issuance costs in connection with amendments to our credit agreement and our issuance of the Notes during fiscal 2016. During fiscal 2016, we repurchased 2,511,578 shares of our common stock in open market transactions, at an average price of $67.69 per share, for approximately $170.0 million. In addition, during fiscal 2016 we received $2.7 million from the exercise of stock options and received excess tax benefits of $13.0 million, primarily from the exercise of stock options and vesting of restricted share units. We withheld shares and paid $12.6 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during fiscal 2016.

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

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of$50.0 million to our trailing twelve month consolidated EBITDA, as defined by the Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio:

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

Standby letters of credit of approximately $48.6 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of both January 26, 2019 and January 27, 2018.

The weighted average interest rates and fees for balances under the Credit Agreement as of January 26, 2019 and January 27, 2018 were as follows:

	Weighted Average Rate End of Period
	January 26, 2019	January 27, 2018
Borrowings - Term loan facilities	4.25%	3.30%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of January 26, 2019 or January 27, 2018.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant that is applicable beginning 91 days prior to the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At January 26, 2019 and January 27, 2018, we were in compliance with the financial covenants of the Credit Agreement and had borrowing availability in the revolving facility of $412.9 million and $401.4 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 26, 2019 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$485,000	$—	$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	5,625	47,813	396,562	—	450,000
Fixed interest payments on long-term debt(1)	3,638	7,275	—	—	10,913
Operating lease obligations	28,415	33,085	11,028	3,675	76,203
Employment agreements	11,238	9,287	68	—	20,593
Purchase and other contractual obligations(2)	25,487	5,474	—	—	30,961
Total	$74,403	$587,934	$407,658	$3,675	$1,073,670

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of January 26, 2019 consisted of $450.0 million outstanding under our term loan facilities.

(2) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of January 26, 2019, purchase and other contractual obligations includes approximately $24.2 million for issued orders with delivery dates scheduled to occur over the next twelve months. We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 26, 2019. See Note 16, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding obligations under multi-employer defined pension plans.

Our consolidated balance sheet as of January 26, 2019 includes a long-term liability of approximately $68.3 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $3.8 million and $3.3 million, as of January 26, 2019 and January 27, 2018, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 26, 2019 and January 27, 2018 we had $123.5 million and $118.1 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $64.0 million as of January 26, 2019. As part of our insurance program, we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 26, 2019 and January 27, 2018, we had $23.2 million and $21.9 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $48.6 million outstanding standby letters of credit issued under our credit agreement as of both January 26, 2019 and January 27, 2018.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.330 billion and $5.847 billion at January 26, 2019, and January 27, 2018, respectively. We expect to complete 37.4% of the January 26, 2019 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed at the time the estimate of backlog is developed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during fiscal 2019, the 2018 transition period, or fiscal 2017, many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Legal Proceedings

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida. The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The plaintiffs seek unspecified damages. The Company believes the allegations in the lawsuit are without merit and intends to vigorously defend the lawsuit. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

On December 17, 2018, a shareholder derivative action was filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors, alleging that the directors breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. On February 28, 2019, the Court stayed this lawsuit pending a further Order from the Court. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

From time to time, we are party to various other claims and legal proceedings arising in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the ultimate resolution of any such claims or legal proceedings will not, after considering applicable insurance coverage or other indemnities to which the we may be entitled, have a material effect on the our financial position, results of operations, or cash flows.

Recently Issued Accounting Pronouncements

Refer to Note 3, Accounting Standards, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K for a discussion of recent accounting standards and pronouncements.

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

Our credit agreement permits borrowings at a variable rate of interest. On January 26, 2019, we had variable rate debt outstanding under our credit agreement of $450.0 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.3 million annually.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $96.31 and $136.01 as of January 26, 2019 and January 27, 2018, respectively (dollars in thousands):

	January 26, 2019	January 27, 2018
Principal amount of Notes	$485,000	$485,000
Less: Debt discount and debt issuance costs	(61,801)	(82,751)
Net carrying amount of Notes	$423,199	$402,249

Fair value of principal amount of Notes	$467,104	$659,649
Less: Debt discount and debt issuance costs	(61,801)	(82,751)
Fair value of Notes	$405,303	$576,898

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $7.2 million, calculated on a discounted cash flow basis as of January 26, 2019.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. See Note 13, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our operations in Canada. As of January 26, 2019, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 26, 2019	January 27, 2018
ASSETS
Current assets:
Cash and equivalents	$128,342	$84,029
Accounts receivable, net	625,258	318,684
Contract assets	215,849	369,472
Inventories	94,385	79,039
Income tax receivable	3,461	13,852
Other current assets	29,145	39,710
Total current assets	1,096,440	904,786

Property and equipment, net	424,751	414,768
Goodwill	325,749	321,743
Intangible assets, net	161,125	171,469
Other assets	89,438	28,190
Total non-current assets	1,001,063	936,170
Total assets	$2,097,503	$1,840,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,485	$92,361
Current portion of debt	5,625	26,469
Contract liabilities	15,125	6,480
Accrued insurance claims	39,961	53,890
Income taxes payable	721	755
Other accrued liabilities	104,074	79,657
Total current liabilities	284,991	259,612

Long-term debt	867,574	733,843
Accrued insurance claims	68,315	59,385
Deferred tax liabilities, net non-current	65,963	57,428
Other liabilities	6,492	5,692
Total liabilities	1,293,335	1,115,960

COMMITMENTS AND CONTINGENCIES, Note 20

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,430,031 and 31,185,669 issued and outstanding, respectively	10,477	10,395
Additional paid-in capital	22,489	6,170
Accumulated other comprehensive loss	(1,282)	(1,146)
Retained earnings	772,484	709,577
Total stockholders’ equity	804,168	724,996
Total liabilities and stockholders’ equity	$2,097,503	$1,840,956

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
REVENUES:
Contract revenues	$3,127,700	$1,411,348	$3,066,880	$2,672,542

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	2,562,392	1,141,480	2,404,734	2,083,579
General and administrative (including stock-based compensation expense of $20.2 million, $13.3 million, $20.8 million, and $16.8 million, respectively)	269,140	124,930	239,231	217,149
Depreciation and amortization	179,603	85,053	147,906	124,940
Total	3,011,135	1,351,463	2,791,871	2,425,668

Interest expense, net	(44,369)	(19,560)	(37,364)	(34,720)
Loss on debt extinguishment	—	—	—	(16,260)
Other income, net	15,842	6,225	12,780	10,433
Income before income taxes	88,038	46,550	250,425	206,327

Provision (benefit) for income taxes:
Current	16,608	(2,620)	74,975	50,805
Deferred	8,523	(19,665)	18,233	26,782
Total provision (benefit) for income taxes	25,131	(22,285)	93,208	77,587

Net income	$62,907	$68,835	$157,217	$128,740

Earnings per common share:
Basic earnings per common share	$2.01	$2.22	$5.01	$3.98

Diluted earnings per common share	$1.97	$2.15	$4.92	$3.89

Shares used in computing earnings per common share:
Basic	31,250,376	31,059,140	31,351,367	32,315,636

Diluted	31,990,168	32,054,945	31,984,731	33,115,755

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Net income	$62,907	$68,835	$157,217	$128,740
Foreign currency translation (losses) gains, net of tax	(136)	12	116	(76)
Comprehensive income	$62,771	$68,847	$157,333	$128,664

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 25, 2015	33,381,779	11,127	$71,004	$(1,198)	$426,267	$507,200
Stock options exercised	212,619	71	2,674	—	—	2,745
Stock-based compensation	3,015	1	16,849	—	—	16,850
Issuance of restricted stock, net of tax withholdings	334,475	111	(12,715)	—	—	(12,604)
Repurchase of common stock	(2,511,578)	(837)	(152,033)	—	(17,127)	(169,997)
Tax benefits from stock-based compensation	—	—	13,003	—	—	13,003
Equity component of 0.75% convertible senior notes due 2021, net	—	—	112,554	—	—	112,554
Sale of warrants	—	—	74,690	—	—	74,690
Purchase of convertible note hedges	—	—	(115,818)	—	—	(115,818)
Other comprehensive loss	—	—	—	(76)	—	(76)
Net income	—	—	—	—	128,740	128,740
Balances as of July 30, 2016	31,420,310	10,473	10,208	(1,274)	537,880	557,287
Stock options exercised	102,831	34	1,415	—	—	1,449
Stock-based compensation	2,847	1	20,804	—	—	20,805
Issuance of restricted stock, net of tax withholdings	274,303	92	(10,859)	—	—	(10,767)
Repurchase of common stock	(713,006)	(238)	(19,861)	—	(42,810)	(62,909)
Tax benefits from stock-based compensation	—	—	8,385	—	—	8,385
Other comprehensive gain	—	—	—	116	—	116
Net income	—	—	—	—	157,217	157,217
Balances as of July 29, 2017	31,087,285	10,362	10,092	(1,158)	652,287	671,583
Stock options exercised	52,553	18	727	—	—	745
Stock-based compensation	1,492	1	13,276	—	—	13,277
Issuance of restricted stock, net of tax withholdings	244,339	81	(7,985)	—	(4,677)	(12,581)
Repurchase of common stock	(200,000)	(67)	(9,940)	—	(6,868)	(16,875)
Other comprehensive gain	—	—	—	12	—	12
Net income	—	—	—	—	68,835	68,835
Balances as of January 27, 2018	31,185,669	10,395	6,170	(1,146)	709,577	724,996
Stock options exercised	82,235	27	844	—	—	871
Stock-based compensation	3,122	1	20,186	—	—	20,187
Issuance of restricted stock, net of tax withholdings	159,005	54	(4,711)	—	—	(4,657)
Other comprehensive loss	—	—	—	(136)	—	(136)
Net income	—	—	—	—	62,907	62,907
Balances as of January 26, 2019	31,430,031	$10,477	$22,489	$(1,282)	$772,484	$804,168

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
OPERATING ACTIVITIES:
Net income	$62,907	$68,835	$157,217	$128,740
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	179,603	85,053	147,906	124,940
Deferred income tax provision (benefit)	8,523	(19,665)	18,233	26,782
Stock-based compensation	20,187	13,277	20,805	16,850
Bad debt expense, net	17,071	201	199	1,252
Gain on sale of fixed assets	(19,390)	(7,217)	(14,866)	(9,806)
Loss on debt extinguishment	—	—	—	16,260
Amortization of premium on long-term debt	—	—	—	(94)
Amortization of debt discount	19,103	9,170	17,610	14,709
Amortization of debt issuance costs and other	3,686	1,736	3,323	2,875
Excess tax benefit from share-based awards	—	—	(8,385)	(13,003)
Change in operating assets and liabilities:
Accounts receivable, net	(30,750)	50,955	(33,068)	2,729
Contract assets, net	(149,828)	16,982	(27,773)	(70,957)
Other current assets and inventories	(15,842)	(67)	(13,232)	(13,800)
Other assets	(25,110)	1,630	2,064	(2,936)
Income taxes receivable/payable	10,357	(6,716)	(13,189)	20,148
Accounts payable	20,064	(21,503)	977	15,132
Accrued liabilities, insurance claims, and other liabilities	23,866	(32,138)	(1,378)	15,910
Net cash provided by operating activities	124,447	160,533	256,443	275,731

INVESTING ACTIVITIES:
Capital expenditures	(164,963)	(87,839)	(201,197)	(186,011)
Proceeds from sale of assets	22,949	11,808	16,029	10,540
Cash paid for acquisitions, net of cash acquired	(20,917)	—	(26,070)	(157,183)
Proceeds from acquisition working capital adjustment	—	—	1,825	—
Other investing activities	1,576	—	666	—
Net cash used in investing activities	(161,355)	(76,031)	(208,747)	(332,654)

FINANCING ACTIVITIES:
Proceeds from borrowings on senior credit agreement, including term loans	423,188	—	707,000	1,310,000
Principal payments on senior credit agreement, including term loans	(331,250)	(9,625)	(685,563)	(1,209,000)
Repurchase of common stock	—	(16,875)	(62,909)	(169,997)
Proceeds from issuance of 0.75% convertible senior notes due 2021	—	—	—	485,000
Proceeds from sale of warrants	—	—	—	74,690
Purchase of convertible note hedge	—	—	—	(115,818)
Principal payments for satisfaction and discharge of 7.125% senior subordinated notes	—	—	—	(277,500)
Debt extinguishment costs	—	—	—	(14,243)
Debt issuance costs	(7,275)	—	(70)	(16,376)
Exercise of stock options	871	745	1,449	2,745
Restricted stock tax withholdings	(4,657)	(12,581)	(10,767)	(12,604)
Excess tax benefit from share-based awards	—	—	8,385	13,003
Net cash provided by (used in) financing activities	80,877	(38,336)	(42,475)	69,900
Net increase in cash and equivalents and restricted cash	43,969	46,166	5,221	12,977

CASH AND EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	90,182	44,016	38,795	25,818

CASH AND EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$134,151	$90,182	$44,016	$38,795

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$22,312	$7,748	$16,505	$15,917
Cash paid for taxes, net	$6,396	$4,749	$88,060	$31,159
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,795	$1,634	$21,978	$7,196

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

The accompanying consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments considered necessary for a fair presentation of such statements have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions.

Accounting Period. In September 2017, the Company’s Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change in fiscal year end better aligned the Company’s fiscal year with the planning cycles of its customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. Beginning with fiscal 2019, each fiscal year ends on the last Saturday in January and consists of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). Fiscal 2019 and fiscal 2017 each consisted of 52 weeks of operations and fiscal 2016 consisted of 53 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

The Company refers to the period beginning January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”, and the period beginning July 26, 2015 and ending July 30, 2016 as “fiscal 2016”.

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

2. Significant Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. For the Company, key estimates include: the recognition of revenue under the cost-to-cost method of progress, accrued insurance claims, the allowance for doubtful accounts, accruals for contingencies, stock-based compensation expense for performance-based stock awards, the fair value of reporting units for the goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, and income taxes. These estimates are based on the Company’s historical experience and management’s understanding of current facts and circumstances. At the time they are made, the Company believes that such estimates are fair when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates.

Revenue Recognition. The Company performs a majority of its services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. The Company’s services are performed for the sole benefit of its customers, whereby the assets being created or maintained are controlled by the customer and the services the Company performs do not have alternative benefits for the Company. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits provided by the Company. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of the Company’s services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For the

Company, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when the Company’s performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented less than 10.0% of contract revenues during fiscal 2019.

For certain contracts, representing less than 5.0% of contract revenues during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, the Company uses the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. For contracts using the cost-to-cost measure of progress, the Company accrues the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2019, the 2018 transition period, fiscal 2017, or fiscal 2016.

Accounts Receivable, Net. The Company grants credit to its customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from the Company’s performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated realizable value. Unbilled accounts receivable represent amounts the Company has an unconditional right to receive payment for although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements. Certain of the Company’s contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in the Company’s overall assessment of the collectability of accounts receivable. The Company expects to collect the outstanding balance of current accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next twelve months. Accounts receivable of $24.8 million from Windstream are classified as non-current in other assets and are net of the related allowance for doubtful accounts. On February 25, 2019, Windstream filed of a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The Company estimates its allowance for doubtful accounts by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the credit worthiness of the Company’s customers.

For one customer, the Company has participated in a customer-sponsored vendor payment program since fiscal 2016. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the consolidated statements of operations. The operations of this program have not changed since the Company began participating.

Contract Assets. Contract assets include unbilled amounts typically resulting from arrangements whereby complete satisfaction of a performance obligation and the right to payment are conditioned on completing additional tasks or services.

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. The Company’s contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 26, 2019 and January 27, 2018, the contract liabilities balance is classified as current based on the timing of when the Company expects to complete the tasks required for the recognition of revenue.

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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 9, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40, Internal Use Software. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $28.5 million and $28.8 million as of January 26, 2019 and January 27, 2018, respectively.

Goodwill and Intangible Assets. The Company accounts for goodwill and other intangibles in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC Topic 350”). Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The Company performs its annual impairment review of goodwill at the reporting unit level. Each of the Company’s operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If the Company determines the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

In accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets, the Company reviews finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. Should an asset not be recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If the Company determines the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

The Company uses judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on the Company’s projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. The Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in the Company’s judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs. See Note 10, Goodwill and Intangible Assets, for additional information regarding the Company’s annual assessment of goodwill and other indefinite-lived intangible assets.

Business Combinations. The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period. This measurement period may not exceed twelve months from the acquisition date. The Company will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, in the same period in which adjustments are recognized, the Company will record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

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

Per Share Data. Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average number of common shares outstanding during the period and dilutive potential common shares arising from the Company’s stock-based awards (including unvested restricted share units), convertible senior notes, and warrants if their inclusion is dilutive under the treasury stock method. Common stock equivalents related to stock-based awards, convertible senior notes, and warrants are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

The Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on a prospective basis effective July 30, 2017, the first day of the 2018 transition period. Under the amended guidance, excess tax benefits and tax deficiencies arising from the vesting and exercise of share-based awards are no longer included in the hypothetical proceeds used to repurchase shares when computing diluted earnings per common share under the treasury stock method. See Note 4, Computation of Earnings Per Share, for additional information related to ASU 2016-09’s impact on per share data.

Stock-Based Compensation. The Company has stock-based compensation plans under which it grants stock-based awards, including stock options, time-based restricted share units (“RSUs”), and performance-based restricted share units (“Performance RSUs”) to attract, retain, and reward talented employees, officers, and directors, and to align stockholder and employee interests. The resulting compensation expense is recognized on a straight-line basis over the vesting period, net of actual forfeitures, and is included in general and administrative expenses in the consolidated statements of operations. This expense fluctuates over time as a result of the vesting periods of the stock-based awards and, for the Company’s Performance RSUs, the expected achievement of performance measures.

Compensation expense for stock-based awards is based on fair value at the measurement date. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. This valuation is affected by the Company’s stock price as well as other inputs, including the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and expected dividends, if any. Stock options vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of RSUs and Performance RSUs is estimated on the date of grant and is equal to the closing market price per share of the Company’s common stock on that date. RSUs generally vest ratably over a four-year period. Performance RSUs vest ratably over a three-year period, if certain performance measures are achieved. Each RSU and Performance RSU is settled in one share of the Company’s common stock upon vesting.

For Performance RSUs, the Company evaluates compensation expense quarterly and recognizes expense only if it determines it is probable that the performance measures for the awards will be met. The performance measures for target awards are based on the Company’s operating earnings (adjusted for certain amounts) as a percentage of contract revenues and its operating cash flow level (adjusted for certain amounts) for the applicable four-quarter performance period. Additionally, certain awards include three-year performance measures that are more difficult to achieve than those required to earn target awards and, if met, result in supplemental shares awarded. The performance measures for supplemental awards are based on three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and three-year cumulative operating cash flow level (adjusted for certain amounts). In a period the Company determines it is no longer probable that it will achieve certain performance measures for the awards, it reverses the stock-based compensation expense that it had previously recognized and associated with the portion of Performance RSUs that are no longer expected to vest. The amount of the expense ultimately recognized depends on the number of awards that actually vest. Accordingly, stock-based compensation expense may vary from period to period. For additional information on the Company’s stock-based compensation plans, stock options, RSUs, and Performance RSUs, see Note 18, Stock-Based Awards.

Income Taxes. The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, certain tax impacts from the vesting and exercise of share-based awards, and certain tax impacts from the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). Tax Reform had a substantial impact on the Company’s consolidated financial statements for the 2018 transition period. See Note 14, Income Taxes, for further information.

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

The Company believes its provision for income taxes is adequate; however, any assessment would affect the Company’s results of operations and cash flows. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2014 and prior.

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of the Company’s long-term debt, which is based on observable market-based inputs (Level 2). See Note 13, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 26, 2019 and January 27, 2018. During fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Taxes Collected from Customers. ASC Topic 606, Taxes Collected from Customers and Remitted to Governmental Authorities, addresses the income statement presentation of any taxes collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed. The Company’s policy is to present contract revenues net of sales taxes.

3. Accounting Standards

Recently Adopted Accounting Standards

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

In accordance with the guidance under ASU 2014-09, the Company reclassified $311.7 million of unbilled receivables from contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) to accounts receivable, net as of January 28, 2018, the date of the Company’s adoption. As a result of the reclassification, accounts receivable, net and contract assets were $630.4 million and $57.8 million, respectively, as of January 28, 2018. The reclassification was a non-cash activity between contract assets and accounts receivable, net and did not impact net cash provided by operating activities in the consolidated statement of cash flows. The impact of adoption on the Company’s consolidated balance sheet as of January 26, 2019 was as follows, including both current and non-current balances (dollars in thousands):

	January 26, 2019
	As reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Assets
Accounts receivable, net	$625,258	$341,795	$283,463
Contract assets	215,849	499,312	(283,463)

The adoption of ASU 2014-09 resulted in balance sheet classification changes for amounts that have not been invoiced to customers but for which the Company has satisfied the performance obligation and has an unconditional right to receive payment. Prior to the adoption of ASU 2014-09, amounts not yet invoiced to customers were included in the Company’s contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings). These amounts represent unbilled accounts receivable for which the Company has an unconditional right to receive payment although invoicing is subject to the completion of certain process or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements.

The standard did not impact the opening retained earnings of the Company’s consolidated balance sheet or the Company’s consolidated statement of operations as timing and amount of revenue recognized under the new standard was unchanged as compared to the Company’s historical revenue recognition practices.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 is intended to reduce diversity in practice regarding the classification and presentation of changes in restricted cash within the statement of cash flows. The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included with the beginning-of-period and end-of-period total amounts of cash and cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 effective January 28, 2018, the first day of fiscal 2019, and applied this change of presentation retrospectively to the Company’s consolidated statement of cash flows. As a result of the retrospective adoption, the beginning-of-period and end-of-period total amounts of cash and cash equivalents have been restated to include restricted cash of $6.2 million, $5.4 million, $5.0 million, and $4.5 million as of January 27, 2018, July 29, 2017, July 30, 2016, and July 25, 2015, respectively. Restricted cash primarily relates to funding provisions of the Company’s insurance program.

Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice regarding the classification of certain transactions within the statement of cash flows and addresses eight specific topics including, among other things, the classification of cash flows related to debt prepayment and debt extinguishment costs. Under the amended guidance, cash payments for debt prepayment and debt extinguishment costs are classified as financing activities, whereas historically, the Company has classified such cash flows as operating activities. The Company adopted ASU 2016-15 effective January 28, 2018, the first day of fiscal 2019 on a retrospective basis as required. As a result of the retrospective adoption, payments of certain debt extinguishment costs of $14.2 million have been reclassified from operating activities to financing activities in the Company’s consolidated statement of cash flows for the fiscal year ended July 30, 2016.

The Company also adopted the following Accounting Standards Updates during fiscal 2019, neither of which had a material effect on the Company’s consolidated financial statements:

ASU		Adoption Date
2016-16	Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	January 28, 2018
2017-01	Business Combinations (Topic 805): Clarifying the Definition of a Business	January 28, 2018

Accounting Standards Not Yet Adopted

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the new guidance will require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged. ASU 2016-02 will be effective for the Company for the fiscal year ended January 25, 2020 and interim reporting periods within that year. The Company will adopt the guidance using the transition provisions at the date of adoption instead of at the earliest comparative period presented in the financial statements. Accordingly, comparative financial statements for periods prior to the date of adoption will not be adjusted. The Company has evaluated the impact of applying the practical expedients and expects to elect the group of practical expedients that allow it to not reassess the following: whether any expired or existing contracts represent leases, the classification of any expired or existing leases, and the initial direct costs for any expired or existing leases. The Company will not elect the use of hindsight practical expedient.

The Company has substantially completed its evaluation of the effect of ASU 2016-02 on its systems, business processes, controls, disclosures, and consolidated financial statements, and has implemented a lease accounting and administration software in connection with the new standard. On adoption, the Company currently expects to recognize right-of-use assets and corresponding lease liabilities ranging from $70.0 million to $75.0 million on its consolidated balance sheet for its operating leases with terms greater than twelve months. The Company does not expect a material impact to its consolidated statements of operations, comprehensive income, or cash flows. These expectations may change as the Company’s assessment is finalized.

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Net income available to common stockholders (numerator)	$62,907	$68,835	$157,217	$128,740

Weighted-average number of common shares (denominator)	31,250,376	31,059,140	31,351,367	32,315,636

Basic earnings per common share	$2.01	$2.22	$5.01	$3.98

Weighted-average number of common shares	31,250,376	31,059,140	31,351,367	32,315,636
Potential shares of common stock arising from stock options, and unvested restricted share units(1)	555,993	778,411	633,364	800,119
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(2)	183,799	217,394	—	—
Total shares-diluted (denominator)	31,990,168	32,054,945	31,984,731	33,115,755

Diluted earnings per common share	$1.97	$2.15	$4.92	$3.89

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	130,779	93,117	73,830	65,514
0.75% convertible senior notes due 2021	4,821,935	4,788,340	5,005,734	5,005,734
Warrants	5,005,734	5,005,734	5,005,734	5,005,734
Total	9,958,448	9,887,191	10,085,298	10,076,982

(1) The Company adopted ASU 2016-09 on a prospective basis effective July 30, 2017, the first day of the 2018 transition period. Under the amended guidance, excess tax benefits and tax deficiencies arising from the vesting and exercise of share-based awards are no longer included in the hypothetical proceeds used to repurchase shares when computing diluted earnings per common share under the treasury stock method. As a result, diluted shares used in computing diluted earnings per common share for the 2018 transition period increased by approximately 177,575 shares.

(2) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $96.89 per share conversion price for the convertible senior notes. The warrants associated with the Company’s convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $130.43 per share warrant strike price. During the first quarter of fiscal 2019, the second quarter of fiscal 2019, and the second quarter of the 2018 transition period, the Company’s average stock price of $110.46, $99.27, and $106.11, respectively, each exceeded the conversion price for the convertible senior notes. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during each period are included in the calculation of diluted earnings per share for fiscal 2019 and the 2018 transition period. As the Company’s average stock price did not exceed the strike price for the warrants, the underlying common shares were anti-dilutive as reflected in the table above.

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

5. Acquisitions

Fiscal 2019. During March 2018, the Company acquired certain assets and assumed certain liabilities of a provider of telecommunications construction and maintenance services in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less an adjustment for working capital received below a target amount estimated to be approximately$0.5 million. This acquisition expands the Company’s geographic presence within its existing customer base.

Fiscal 2017. During March 2017, the Company acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest United States. This acquisition expands the Company’s geographic presence within its existing customer base.

Fiscal 2016. During August 2015, the Company acquired TelCom Construction, Inc. and an affiliate (together, “TelCom”). The purchase price was $48.8 million paid in cash. TelCom, based in Clearwater, Minnesota, provides construction and maintenance services for telecommunications providers throughout the United States. This acquisition expands the Company’s geographic presence within its existing customer base. During May 2016, the Company acquired NextGen Telecom Services Group, Inc. (“NextGen”) for $5.6 million, net of cash acquired. NextGen provides construction and maintenance services for telecommunications providers in the Northeast United States. Additionally, during July 2016, the Company acquired certain assets and assumed certain liabilities associated with the wireless network deployment and wireline operations of Goodman Networks Incorporated (“Goodman”) for a net cash purchase price of $100.9 million after an adjustment of approximately $6.6 million for working capital received below a target amount. The acquired operations provide wireless construction services in a number of markets, including Texas, Georgia, and Southern California. The acquisition reinforces the Company’s wireless construction resources and expands the Company’s geographic presence within its existing customer base.

Purchase Price Allocations

The purchase price allocations of each of the 2017 and 2016 acquisitions were completed within the 12-month measurement period from the dates of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material. The purchase price allocation of the business acquired in fiscal 2019 is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2019, fiscal 2017, and fiscal 2016 (dollars in millions):

	2019	2017	2016
Assets
Accounts receivable	$5.6	$8.9	$16.9
Contract assets	—	2.4	21.8
Inventories and other current assets	0.2	0.2	15.0
Property and equipment	0.5	5.6	11.5
Goodwill	4.0	10.1	39.9
Intangible assets - customer relationships	12.3	9.8	94.5
Intangible assets - trade names and other	—	0.7	1.8
Total assets	22.6	37.7	201.4

Liabilities
Accounts payable	2.2	3.2	23.7
Accrued and other current liabilities	—	3.4	22.3
Deferred tax liabilities, net non-current	—	5.0	—
Total liabilities	2.2	11.6	46.0

Net Assets Acquired	$20.4	$26.1	$155.4

The goodwill associated with the stock purchase of Texstar is not deductible for tax purposes. Results of businesses acquired are included in the consolidated financial statements from their respective dates of acquisition. The revenues and net income of the fiscal 2019 acquisition, TelCom, NextGen, and Texstar were not material during fiscal 2019, the 2018 transition period, fiscal 2017, or fiscal 2016.

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

Accounts Receivable

Accounts receivable, net classified as current consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Trade accounts receivable	$331,903	$300,271
Unbilled accounts receivable	283,463	—
Retainage	10,831	19,411
Total	626,197	319,682
Less: allowance for doubtful accounts	(939)	(998)
Accounts receivable, net	$625,258	$318,684

Accounts receivable of $24.8 million from Windstream are classified as non-current in other assets and are net of the related allowance for doubtful accounts. See Note 7, Other Assets, for further information on the Company’s non-current accounts receivable, net.

As of January 27, 2018, the Company’s accounts receivable, net were $318.7 million. Subsequently, on January 28, 2018 (the Company’s first day of adoption of ASU 2014-09) the Company reclassified $311.7 million of unbilled receivables from contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) to accounts receivable, net in accordance with the guidance under ASU 2014-09. As a result of the reclassification, accounts receivable, net were $630.4 million as of January 28, 2018. As of January 26, 2019, the corresponding balance was $625.3 million, including current and non-current receivables. See Note 3, Accounting Standards, for further information on the adoption of ASU 2014-09.

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	Fiscal Year Ended	Six Months Ended
	January 26, 2019	January 27, 2018
Allowance for doubtful accounts at beginning of period	$998	$835
Bad debt expense	16,677	201
Amounts recovered (charged) against the allowance	27	(38)
Allowance for doubtful accounts at end of period	$17,702	$998

Approximately $16.8 million of the allowance for doubtful accounts as of January 26, 2019 is classified as non-current.

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Contract assets	$215,849	$369,472
Contract liabilities	15,125	6,480
Contract assets, net	$200,724	$362,992

As of January 27, 2018, the Company’s contract assets (historically referred to as Costs and Estimated Earnings in Excess of Billings) were $369.5 million. Subsequently, on January 28, 2018 (the Company’s first day of adoption of ASU 2014-09) the Company reclassified $311.7 million of unbilled receivables from contract assets to accounts receivable, net in accordance with the guidance under ASU 2014-09. As a result of the reclassification, contract assets were $57.8 million as of January 28, 2018. As of January 26, 2019, the corresponding balance was $215.8 million. The increase primarily resulted from services performed under contracts consisting of multiple tasks, for which billings will be submitted upon completion of the remaining tasks not yet completed. There were no other significant changes in contract assets during the period. During fiscal 2019, the Company performed services and recognized revenue related to all but an immaterial amount of its contract liabilities that existed at January 27, 2018. See Note 3, Accounting Standards, for further information on the adoption of ASU 2014-09 and Note 7, Other Current Assets and Other Assets, for information on the Company’s long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of trade accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of January 26, 2019 or January 27, 2018 were as follows (dollars in millions):

	January 26, 2019		January 27, 2018
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$298.4	36.2%	$98.2	14.4%
CenturyLink, Inc.	$147.2	17.9%	$126.0	18.5%
Comcast Corporation	$127.2	15.4%	$166.5	24.5%
AT&T Inc.	$90.6	11.0%	$79.2	11.6%

The Company believes that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net as of January 26, 2019 or January 27, 2018.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Prepaid expenses	$12,758	$13,167
Insurance recoveries/receivables for accrued insurance claims	—	13,701
Receivables on equipment sales	69	31
Deposits and other current assets, including restricted cash	16,318	12,811
Total other current assets	$29,145	$39,710

Other assets (long-term) consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Deferred financing costs	$9,036	$3,873
Restricted cash	4,253	5,253
Insurance recoveries/receivables for accrued insurance claims	13,684	6,722
Long-term contract assets	30,399	5,486
Long-term accounts receivable, net	24,815	—
Other non-current deposits and assets	7,251	6,856
Total other assets	$89,438	$28,190

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2019, total insurance recoveries/receivables decreased approximately $6.7 million primarily due to the settlement of claims.

Long-term contract assets represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. During fiscal 2019, long-term contract assets increased approximately $24.9 million primarily due to a long-term customer agreement entered into during fiscal 2019.

Long-term accounts receivable, net of allowance for doubtful accounts, represent trade receivables due from Windstream as of January 26, 2019. On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, the Company had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, the Company has recorded a non-cash charge of $17.2 million reflecting its current evaluation of recoverability of these receivables and contract assets as of January 26, 2019.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the consolidated statement of cash flows consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Cash and equivalents	$128,342	$84,029
Restricted cash included in:
Other current assets	1,556	900
Other assets (long-term)	4,253	5,253
Total cash and equivalents and restricted cash	$134,151	$90,182

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 26, 2019	January 27, 2018
Land	—	$4,359	$3,470
Buildings	10-35	13,555	12,315
Leasehold improvements	1-10	16,185	14,202
Vehicles	1-5	589,741	536,379
Computer hardware and software	1-7	140,327	117,058
Office furniture and equipment	1-10	12,804	11,686
Equipment and machinery	1-10	296,408	273,712
Total		1,073,379	968,822
Less: accumulated depreciation		(648,628)	(554,054)
Property and equipment, net		$424,751	$414,768

Depreciation expense and repairs and maintenance expense were as follows (dollars in thousands):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Depreciation expense	$156,959	$72,961	$123,125	$105,514
Repairs and maintenance expense	$36,109	$16,438	$31,272	$29,487

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $325.7 million and $321.7 million as of January 26, 2019 and January 27, 2018 respectively. Changes in the carrying amount of goodwill were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of July 29, 2017	$517,515	$(195,767)	$321,748
Purchase price allocation adjustments from fiscal 2017 acquisition	(5)	—	(5)
Balance as of January 27, 2018	517,510	(195,767)	321,743
Goodwill from fiscal 2019 acquisition	4,097	—	4,097
Purchase price allocation adjustments from fiscal 2019 acquisition	(91)	—	(91)
Balance as of January 26, 2019	$521,516	$(195,767)	$325,749

The Company’s goodwill resides in multiple reporting units and primarily consists of expected synergies, together with the expansion of the Company’s geographic presence and strengthening of its customer base. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing services, and the level of overall economic activity. The Company’s customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs established when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The cyclical nature of the Company’s business, the high level of competition existing within its industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

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

The Company performed its annual impairment assessment for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a substantial portion of the Company’s consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considers various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, the Company performed the first step of the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, the Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of the Company’s reporting units for each annual test were: (a) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on the Company’s best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value based on the Company’s best estimate of the revenue growth rate and projected operating margin.

In fiscal 2017, the Company performed the first step of the quantitative analysis on its indefinite-lived intangible asset. In fiscal 2019, the 2018 transition period, and fiscal 2016, qualitative assessments were performed on the Company’s indefinite-lived intangible asset.

The table below outlines certain assumptions used in the Company’s quantitative impairment analyses for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Terminal Growth Rate	2.5% - 3.0%	2.5% - 3.0%	2.0% - 3.0%	2.0% - 3.0%
Discount Rate	11.0%	11.0%	11.0%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate for fiscal 2019 was consistent with the 2018 transition period and fiscal 2017. The decrease in discount rate for fiscal 2017 from fiscal 2016 was a result of reduced risk in industry conditions. The Company believes the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of its reporting units and its industry. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key valuation assumptions and valuation multiples used in determining the fair value estimates of the Company’s reporting units rely on: (a) the selection of similar companies; (b) obtaining estimates of forecast revenue and earnings before interest, taxes, depreciation, and amortization for the similar companies; and (c) selection of valuation multiples as they apply to the reporting unit characteristics.

The Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2019 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2019 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units except for two. For one of these reporting units with goodwill of $5.7 million, the excess of fair value above its carrying value was 18% of the fair value. For the other of these reporting units with goodwill of $10.1 million, the excess of fair value above its carrying value was 19% of the fair value. Additionally, a third reporting unit with goodwill of $13.2 million as of January 26, 2019 had a high concentration of its contract revenues from Windstream. This reporting unit’s fair value was substantially in excess of its carrying value as of the date of the fiscal 2019 impairment assessment. On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The Company expects to continue to provide services to Windstream pursuant to existing contractual obligations but the amount of services performed in the future could be reduced or eliminated. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2019 impairment analysis. Management has determined the goodwill balance of these three reporting units may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity. As of January 26, 2019, the Company believes the goodwill and the indefinite-lived intangible asset are recoverable for all of the reporting units and that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	January 26, 2019				January 27, 2018
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	11.1	$312,017	$157,691	$154,326	$299,717	$135,544	$164,173
Trade names	8.0	10,350	8,312	2,038	10,350	7,872	2,478
UtiliQuest trade name	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	1.5	200	139	61	450	332	118
		$327,267	$166,142	$161,125	$315,217	$143,748	$171,469

Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $22.6 million, $12.1 million, $24.8 million, and $19.4 million for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively.

As of January 26, 2019, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2020	$21,180
2021	20,663
2022	17,490
2023	15,334
2024	13,903
Thereafter	67,855
Total	$156,425

As of January 26, 2019, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

11. Accrued Insurance Claims

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in fiscal 2016 through fiscal 2019, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims was $78.9 million for fiscal 2019, $67.1 million for the 2018 transition period, $103.7 million for fiscal 2017, and $84.6 million for fiscal 2016.

The Company is party to a stop-loss agreement for losses under its employee group health plan. For calendar years 2016 through 2019, the Company retains the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants of $425,000. Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	January 26, 2019	January 27, 2018
Accrued insurance claims - current	$39,961	$53,890
Accrued insurance claims - non-current	68,315	59,385
Total accrued insurance claims	$108,276	$113,275

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$13,701
Non-current (included in Other assets)	13,684	6,722
Total insurance recoveries/receivables	$13,684	$20,423

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2019, total insurance recoveries/receivables decreased approximately $6.7 million primarily due to the settlement of claims. Accrued insurance claims decreased by a corresponding amount.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Accrued payroll and related taxes	$25,591	$23,010
Accrued employee benefit and incentive plan costs	25,482	16,097
Accrued construction costs	36,449	24,582
Other current liabilities	16,552	15,968
Total other accrued liabilities	$104,074	$79,657

13. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Credit Agreement - Revolving facility (matures October 2023)	$—	$—
Credit Agreement - Term loan facility (matures October 2023)	450,000	358,063
0.75% convertible senior notes, net (mature September 2021)	423,199	402,249
	873,199	760,312
Less: current portion	(5,625)	(26,469)
Long-term debt	$867,574	$733,843

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

Standby letters of credit of approximately $48.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of both January 26, 2019 and January 27, 2018.

The weighted average interest rates and fees for balances under the Credit Agreement as of January 26, 2019 and January 27, 2018 were as follows:

	Weighted Average Rate End of Period
	January 26, 2019	January 27, 2018
Borrowings - Term loan facilities	4.25%	3.30%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of January 26, 2019 or January 27, 2018.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve month consolidated EBITDA to its consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant. This covenant becomes effective beginning 91 days prior to the maturity date of the Company’s 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, the Company would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At January 26, 2019 and January 27, 2018, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability under the revolving facility of $412.9 million and $401.4 million, respectively, as determined by the most restrictive covenant.

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

During the fourth quarter of fiscal 2019, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of January 26, 2019. As a result, the Notes were not convertible during the fourth quarter of fiscal 2019 and are classified as long-term debt.

In accordance with ASC Topic 470, Debt, certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. The Company incurred $19.1 million, $9.2 million, $17.6 million, and $14.7 million of interest expense during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(55,795)	(74,899)
Less: Debt issuance costs	(6,006)	(7,852)
Net carrying amount of Notes	$423,199	$402,249

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $96.31 and $136.01 as of January 26, 2019 and January 27, 2018, respectively (dollars in thousands):

	January 26, 2019	January 27, 2018
Fair value of principal amount of Notes	$467,104	$659,649
Less: Debt discount and debt issuance costs	(61,801)	(82,751)
Fair value of Notes	$405,303	$576,898

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

14. Income Taxes

The components of the provision (benefit) for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Current:
Federal	$9,507	$(4,384)	$62,455	$42,096
Foreign	2,204	598	176	310
State	4,897	1,166	12,344	8,399
	16,608	(2,620)	74,975	50,805
Deferred:
Federal	8,706	(21,332)	17,051	26,467
Foreign	(446)	(37)	(35)	(296)
State	263	1,704	1,217	611
	8,523	(19,665)	18,233	26,782
Total provision (benefit) for income taxes	$25,131	$(22,285)	$93,208	$77,587

The Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted in December 2017 and includes significant changes to U.S. income tax law. Tax Reform, among other things, reduced the U.S. federal corporate tax rate from 35 percent to 21 percent.

The Company’s effective income tax rate differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, certain tax impacts from the vesting and exercise of share-based awards, and impacts from Tax Reform. The Company was subject to a blended statutory tax rate of approximately 33% for the six months ended January 27, 2018 resulting from Tax Reform taking effect for a portion of the period based on the Company’s fiscal year end. A reconciliation of the amount computed by applying the Company’s statutory income tax rate to pre-tax income to the total tax provision is as follows (dollars in thousands):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Statutory rate applied to pre-tax income	$18,488	$15,334	$87,649	$72,214
State taxes, net of federal tax benefit	4,004	1,406	9,868	7,398
Tax Reform and related effects	—	(32,249)	—	—
Federal benefit of vesting and exercise of share-based awards	(200)	(7,067)	—	—
Non-deductible and non-taxable items, net	2,433	1,585	(4,686)	(2,013)
Change in accruals for uncertain tax positions	464	250	632	113
Tax credits	(1,835)	(1,596)	—	—
Change in valuation allowance	291	—	—	—
Effect of rates other than statutory	1,537	557	6	118
Other items, net	(51)	(505)	(261)	(243)
Total provision (benefit) for income taxes	$25,131	$(22,285)	$93,208	$77,587

During the six months ended January 27, 2018, the Company recognized an income tax benefit of approximately $32.2 million primarily resulting from the re-measurement of the Company’s net deferred tax liabilities to reflect the reduced rate under Tax Reform. Additionally, the Company recognized an income tax benefit (including federal and state tax benefits) of approximately $7.8 million during the six months ended January 27, 2018 for certain tax effects of the vesting and exercise of share-based awards.

During fiscal 2017 and 2016, non-taxable and non-deductible items consisted of a production related tax deduction of $6.0 million and $4.5 million, respectively, offset by $1.3 million and $2.5 million of non-deductible items, respectively. There was no production related tax deduction for the six months ended January 27, 2018. Additionally, beginning in fiscal 2019, the production related tax deduction is no longer permitted as a result of changes from Tax Reform.

During fiscal 2017 and 2016, tax credits of $1.0 million and $0.7 million, respectively, were presented within Non-deductible and non-taxable items, net in the table above.

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 26, 2019	January 27, 2018
Deferred tax assets:
Insurance and other reserves	$22,885	$22,368
Allowance for doubtful accounts and reserves	5,323	1,081
Net operating loss carryforwards	5,515	822
Stock-based compensation	3,324	3,405
Other	3,764	1,174
Total deferred tax assets	40,811	28,850
Valuation allowance	(418)	(148)
Deferred tax assets, net of valuation allowance	$40,393	$28,702
Deferred tax liabilities:
Property and equipment	$77,490	$59,933
Goodwill and intangibles	27,780	25,852
Other	1,086	345
Deferred tax liabilities	$106,356	$86,130

Net deferred tax liabilities	$65,963	$57,428

The Company’s net deferred tax liabilities as of January 27, 2018 were remeasured to reflect the reduced rate under Tax Reform that will apply in future periods when such assets and liabilities are expected to be settled or realized.

The valuation allowance above reduces the deferred tax asset balances to the amount that the Company has determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial state net operating loss carryforwards and an immaterial foreign tax credit carryforward, which generally begin to expire in fiscal 2023 and fiscal 2022, respectively.

Uncertain Tax Positions

As of January 26, 2019 and January 27, 2018, the Company had total unrecognized tax benefits of $3.8 million and $3.3 million, respectively, resulting from uncertain tax positions. The Company’s effective tax rate will be reduced during future periods if it is determined these unrecognized tax benefits are realizable. The Company had approximately $1.4 million and $1.2 million accrued for the payment of interest and penalties as of January 26, 2019 and January 27, 2018, respectively. Interest expense related to unrecognized tax benefits for the Company was not material during fiscal 2019, the 2018 transition period, or fiscal 2017, or fiscal 2016.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Balance at beginning of year	$3,322	$3,072	$2,440	$2,327
Additions based on tax positions related to the fiscal year	444	283	441	161
Additions (reductions) based on tax positions related to prior years	77	(33)	229	86
Reductions related to the expiration of statutes of limitation	(57)	—	(38)	(134)
Balance at end of year	$3,786	$3,322	$3,072	$2,440

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Gain on sale of fixed assets	$19,390	$7,217	$14,866	$9,806
Miscellaneous expense, net	(3,392)	(992)	(2,086)	627
Write-off of deferred financing costs	(156)	—	—	—
Total other income, net	$15,842	$6,225	$12,780	$10,433

For one customer, the Company has participated in a customer-sponsored vendor payment program since fiscal 2016. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the consolidated statements of operations. During fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, miscellaneous expense, net includes approximately $4.1 million, $1.4 million, $3.2 million, and $0.2 million, respectively, of discount fee expense incurred in connection with the non-recourse sale of accounts receivable under this program. The operation of this program has not changed since the Company began participating.

The Company recognized $0.2 million in write-off of deferred financing costs during fiscal 2019 in connection with an amendment to the Credit Agreement.

16. Employee Benefit Plans

The Company sponsors a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. The Company contributes 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. The Company’s contributions were $3.5 million, $1.7 million, $5.0 million, and $4.8 million related to fiscal 2019, the 2018 transition period fiscal 2017, and fiscal 2016, respectively.

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

The information available to the Company about the multiemployer plans in which it participates is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act (“MPPAA”). Based upon the most recently available annual reports, the Company’s contribution to each of the plans was less than 5% of each plan’s total contributions. The Pension, Hospitalization and Benefit Plan of the Electrical Industry – Pension Trust Fund (“the Plan”) was considered individually significant and is presented separately below. All other plans are presented in the aggregate in the following table (dollars in thousands):

				Company Contributions					Expiration Date of CBA
	PPA Zone Status(1)		FIP/ RP Status(2)	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended		Surcharge Imposed
Fund	2017	2016		2019	2018	2017	2016
The Plan (EIN 13-6123601)	Green	Green	No	$—	$—	$—	$3,057	No	5/5/2016
Other Plans				726	319	384	622		Various
Total				$726	$319	$384	$3,679

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

In the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the Plan, ceased operations. In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under ERISA for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected during the first half of calendar 2019. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability, all such payments will be refunded to the Company.

17. Capital Stock

Repurchases of Common Stock. The Company did not repurchase any of its common stock during fiscal 2019. The following table summarizes the Company’s share repurchases during fiscal 2016, fiscal 2017, and the 2018 transition period (all shares repurchased have been canceled):

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2016	2,511,578	$169,997	$67.69
Fiscal 2017	713,006	$62,909	$88.23
2018 Transition Period	200,000	$16,875	$84.38

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

Fiscal 2019. On August 29, 2018, the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. The repurchase authorization replaced the Company’s previous repurchase authorization which expired in August 2018. At expiration, approximately $95.2 million of the previous authorization remained outstanding. The Company did not repurchase any of its common stock during fiscal 2019. As of January 26, 2019, $150.0 million remained available for repurchases through February 2020 under the Company’s share repurchase program.

Restricted Stock Tax Withholdings. During fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, the Company withheld 73,300 shares, 117,426 shares, 134,736 shares, and 161,988 shares, respectively, totaling $4.7 million, $12.6 million, $10.8 million, and $12.6 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

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

18. Stock-Based Awards

The Company has outstanding stock-based awards under its 2003 Long-Term Incentive Plan, 2007 Non-Employee Directors Equity Plan, 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan. As of January 26, 2019, the total number of shares available for grant under the Plans was 1,201,611.

Stock-based compensation expense and the related tax benefit recognized during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016 were as follows (dollars in thousands):

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Stock-based compensation	$20,187	$13,277	$20,805	$16,850
Recognized tax benefit of stock-based compensation	$5,043	$4,793	$7,996	$6,436
In addition, the Company realized approximately $0.2 million, $7.8 million, $8.4 million, and $13.0 million of excess tax benefits, net of tax deficiencies, during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively, related to the vesting and exercise of share-based awards. Excess tax benefits, net of tax deficiencies, represent cash flows realized from tax deductions in excess of the recognized tax benefit of stock-based compensation.

As of January 26, 2019, the Company had unrecognized compensation expense related to stock options, RSUs, and Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.5 million, $9.0 million, and $16.7 million, respectively. This expense will be recognized over a weighted-average number of years of 2.2, 2.4, and 1.0, respectively, based on the average remaining service periods for the awards. As of January 26, 2019, the Company may recognize an additional $10.3 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016 and the significant valuation assumptions:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 26, 2019	January 27, 2018	July 29, 2017	July 30, 2016
Weighted average fair value of RSUs granted	$97.90	$87.34	$79.04	$72.41
Weighted average fair value of Performance RSUs granted	$106.19	$84.13	$79.29	$77.86
Weighted average fair value of stock options granted	$48.19	$42.60	$39.90	$45.13
Stock option assumptions:
Risk-free interest rate	2.7%	2.3%	2.3%	2.0%
Expected life (in years)	6.3	7.6	7.6	7.3
Expected volatility	43.3%	43.4%	44.7%	55.0%
Expected dividends	—	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2019:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 27, 2018	636,730	$27.93
Granted	28,796	$106.19
Options exercised	(82,235)	$10.59
Canceled	—	$—
Outstanding as of January 26, 2019	583,291	$34.24	4.4	$17,785

Exercisable options as of January 26, 2019	512,871	$26.43	3.9	$17,785

The total amount of exercisable options as of January 26, 2019 presented above reflects the approximate amount of options expected to vest. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $59.18 on the last trading day of fiscal 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2019. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $5.7 million, $4.5 million, $7.8 million, and $15.0 million for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively. The Company received cash from the exercise of stock options of $0.9 million, $0.7 million, $1.4 million, and $2.7 million during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2019:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 27, 2018	133,896	$71.81	390,327	$80.52
Granted	62,477	$97.90	218,628	$106.19
Share units vested	(63,230)	$65.49	(173,139)	$79.84
Forfeited or canceled	(6,673)	$70.56	(58,462)	$75.34
Outstanding as of January 26, 2019	126,470	$87.92	377,354	$96.51

The total amount of granted Performance RSUs presented above consists of 158,841 target shares and 59,787 supplemental shares. During fiscal 2019, the Company canceled 24,689 supplemental shares of Performance RSUs, as a result of performance criteria for attaining those supplemental shares being partially met for the applicable performance periods. Approximately 23,384 target shares and 15,385 supplemental shares outstanding as of January 26, 2019 will be canceled during the three months ended April 27, 2019 as a result of the fiscal 2019 performance period criteria being partially met. The total amount of Performance RSUs outstanding as of January 26, 2019 consists of 273,219 target shares and 104,135 supplemental shares.

The total fair value of restricted share units vested during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016 was $15.3 million, $37.7 million, $33.2 million, and $39.1 million, respectively.

19. Customer Concentration and Revenue Information

Geographic Location

The Company provides services throughout the United States and previously in Canada. Revenues from services provided in Canada were not material during fiscal 2019, the 2018 transition period, fiscal 2017, or fiscal 2016.

Significant Customers

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 78.4%, 75.8%, 76.8%, and 70.1%, of its total contract revenues during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2019, the 2018 transition period, fiscal 2017, or fiscal 2016, as well as total contract revenues from all other customers combined, were as follows:

	Fiscal Year Ended		Six Months Ended		Fiscal Year Ended
	January 26, 2019		January 27, 2018		July 29, 2017		July 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	664.2	21.2%	290.1	20.6%	806.7	26.3%	650.9	24.4%
Comcast Corporation	650.2	20.8%	304.4	21.6%	543.6	17.7%	363.1	13.6%
Verizon Communications Inc.(1)	599.8	19.2%	168.7	12.0%	282.7	9.2%	298.2	11.2%
Century Link, Inc.(2)	425.6	13.6%	247.0	17.5%	556.8	18.2%	394.0	14.7%
Total other customers combined	787.9	25.2%	401.1	28.3%	877.1	28.6%	966.3	36.1%
Total contract revenues	$3,127.7	100.0%	1,411.3	100%	3,066.9	100.0%	2,672.5	100%

(1) For comparison purposes in the table above, amounts from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

(2) For comparison purposes in the table above, amounts from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on the Company’s customer credit concentration and collectability of trade accounts receivable and contract assets.

On February 25, 2019, Windstream, the Company’s fifth largest customer with contract revenues of $113.6 million during fiscal 2019, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. The Company expects to continue to provide services to Windstream pursuant to existing contractual obligations but the amount of services performed in the future could be reduced or eliminated.

Customer Type

Total contract revenues by customer type during fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016 were as follows (dollars in millions):

	Fiscal Year Ended		Six Months Ended		Fiscal Year Ended
	January 26, 2019		January 27, 2018		July 29, 2017		July 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$2,855.8	91.3%	$1,284.1	91.0%	$2,819.9	91.9%	$2,424.2	90.7%
Underground facility locating	$182.7	5.8%	$88.6	6.3%	$167.9	5.5%	$156.7	5.9%
Electrical and gas utilities and other	$89.2	2.9%	$38.6	2.7%	$79.1	2.6%	$91.6	3.4%
Total contract revenues	$3,127.7	100%	$1,411.3	100%	$3,066.9	100%	$2,672.5	100%

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

20. Commitments and Contingencies

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida. The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The plaintiffs seek unspecified damages. The Company believes the allegations in the lawsuit are without merit and intends to vigorously defend the lawsuit. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

On December 17, 2018, a shareholder derivative action was filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors, alleging that the directors breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. On February 28, 2019, the Court stayed this lawsuit pending a further Order from the Court. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected during the first half of calendar 2019. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million. If the Company prevails in disputing the withdrawal liability, all such payments will be refunded to the subsidiary.

With respect to the acquisition from Goodman, $22.5 million of the purchase price was placed into escrow to cover indemnification claims and working capital adjustments. During fiscal 2017, $2.5 million of escrowed funds were released following resolution of closing working capital and $10.0 million of escrowed funds were released as a result of Goodman’s resolution of a sales tax liability with the State of Texas. In April 2018, $9.7 million of escrowed funds were released in connection with the resolution of certain indemnification claims, of which Dycom received $1.6 million. There was no impact on the Company’s results of operations related to the escrow release. As of January 26, 2019, approximately $0.3 million remains in escrow pending resolution of certain post-closing indemnification claims.

From time to time, the Company is party to various claims and legal proceedings arising in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the ultimate resolution of any such claims or legal proceedings will not, after considering applicable insurance coverage or other indemnities to which the Company may be entitled, have a material effect on the Company’s financial position, results of operations, or cash flow.

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

Commitments

Leases. The Company and its subsidiaries have operating leases primarily covering office facilities that have original noncancelable terms in excess of one year. Certain of these leases contain renewal provisions and generally require the Company to pay insurance, maintenance, and other operating expenses. Total expense incurred under these operating lease agreements was $31.5 million, $15.0 million, $26.0 million, and $23.0 million, and for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively. The future minimum obligation under these leases with original noncancelable terms in excess of one year is as follows (dollars in thousands):

Future Minimum Lease Payments
2020	$28,415
2021	20,166
2022	12,919
2023	6,686
2024	4,342
Thereafter	3,675
Total	$76,203

The Company also incurred rental expense under operating leases with original terms of one year or less of $35.4 million, $14.4 million, $32.5 million, and $26.8 million for fiscal 2019, the 2018 transition period, fiscal 2017, and fiscal 2016, respectively.

Performance and Payment Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of January 26, 2019 and January 27, 2018, the Company had $123.5 million and $118.1 million, respectively, of outstanding performance and other surety contract bonds. As part of its insurance program, the Company also provides surety bonds that collateralize its obligations to its insurance carriers. As of January 26, 2019 and January 27, 2018, the Company had $23.2 million and $21.9 million, respectively, of outstanding surety bonds related to its insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has issued standby letters of credit under its Credit Agreement that collateralize its obligations to its insurance carriers. As of both January 26, 2019 and January 27, 2018, the Company had $48.6 million of outstanding standby letters of credit issued under the Credit Agreement.

21. Transition Period Comparative Data

The following table presents certain financial information for the six months ended January 27, 2018 and January 28, 2017, respectively (dollars in thousands, except share amounts):

	For the Six Months Ended
	January 27, 2018	January 28, 2017
		(Unaudited)
Revenues	$1,411,348	$1,500,355
Expenses:
Costs of earned revenues, excluding depreciation and amortization	1,141,480	1,176,361
General and administrative	124,930	118,395
Depreciation and amortization	85,053	70,252
Total	1,351,463	1,365,008
Interest expense, net	(19,560)	(18,248)
Other income, net	6,225	1,946
Income before income taxes	46,550	119,045
(Benefit) provision for income taxes	(22,285)	44,332
Net income	$68,835	$74,713

Earnings per common share:
Basic	$2.22	$2.37
Diluted	$2.15	$2.32

Shares used in computing earnings per common share:
Basic	31,059,140	31,480,660
Diluted	32,054,945	32,180,923

22. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly financial data from fiscal 2019, the 2018 transition period, and fiscal 2017 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. The Company’s fiscal year consists of either 52 weeks or 53 weeks of operations with the additional week of operations occurring in the fourth quarter. Fiscal 2019 and fiscal 2017 each consisted of 52 weeks of operations. The sum of the quarterly results may not equal the reported annual amounts due to rounding (dollars in thousands, except per share amounts).

	Quarter Ended
Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Contract revenues	$731,375	$799,470	$848,237	$748,619
Costs of earned revenues, excluding depreciation and amortization	$599,573	$642,376	$687,164	$633,279
Gross profit	$131,802	$157,094	$161,073	$115,340
Net income (loss)	$17,231	$29,900	$27,830	$(12,054)
Earnings (loss) per common share - Basic	$0.55	$0.96	$0.89	$(0.38)
Earnings (loss) per common share - Diluted(2)	$0.53	$0.94	$0.87	$(0.38)

	Quarter Ended
2018 Transition Period(3):	First Quarter	Second Quarter
Contract revenues	$756,215	$655,133
Costs of earned revenues, excluding depreciation and amortization	$600,847	$540,633
Gross profit	$155,368	$114,500
Net income	$28,776	$40,059
Earnings per common share - Basic	$0.93	$1.29
Earnings per common share - Diluted	$0.90	$1.24

	Quarter Ended
Fiscal 2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$799,223	$701,131	$786,338	$780,188
Costs of earned revenues, excluding depreciation and amortization	$614,990	$561,371	$621,475	$606,898
Gross profit	$184,233	$139,760	$164,863	$173,290
Net income	$51,050	$23,663	$38,796	$43,708
Earnings per common share - Basic	$1.62	$0.75	$1.24	$1.41
Earnings per common share - Diluted	$1.59	$0.74	$1.22	$1.38

(1)On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, the Company had receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, the Company has recorded a non-cash charge of $17.2 million reflecting its current evaluation of recoverability of these receivables and contract assets as of January 26, 2019.

(2) Loss per common diluted share for the fourth quarter of fiscal 2019 excludes the effect of common stock equivalents related to share-based awards as their effect would be anti-dilutive.

(3) The second quarter of the 2018 transition period includes an income tax benefit associated with Tax Reform of approximately $32.2 million. This benefit primarily resulted from the re-measurement of the Company’s net deferred tax liabilities at a lower U.S. federal corporate income tax rate. The 2018 transition period also includes an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards. See Note 14, Income Taxes, for additional information regarding these tax benefits.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Dycom Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries (the “Company”) as of January 26, 2019 and January 27, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended January 26, 2019, for the six months ended January 27, 2018, and for the years ended July 29, 2017 and July 30, 2016, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 26, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 26, 2019 and January 27, 2018, and the results of its operations and its cash flows for the year ended January 26, 2019, for the six months ended January 27, 2018, and for the years ended July 29, 2017 and July 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 26, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 4, 2019

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 26, 2019, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 26, 2019, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 26, 2019.

The effectiveness of the Company’s internal control over financial reporting as of January 26, 2019 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 26, 2019.

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
3(ii)
Amended and Restated By-laws of Dycom Industries, Inc., as amended on September 28, 2016 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 30, 2016).

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

10.2*
Form of Non-Qualified Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on September 4, 2012).

10.3*
Form of Incentive Stock Option Agreement under the 2003 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on September 4, 2012).

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

10.10*
Form of Non-Employee Director Non-Qualified Stock Option Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on September 4, 2012).

10.11*
Form of Non-Employee Director Restricted Stock Unit Agreement, under the 2007 Non-Employee Directors Equity Plan, as amended and restated (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on September 4, 2012).

10.12*	2017 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 12, 2017).
10.13*
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2017 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Transition Report on Form 10-K filed with the SEC on March 2, 2018).

10.14*
Employment Agreement for Steven E. Nielsen dated as of April 26, 2016 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on April 27, 2016, as amended by Dycom Industries, Inc.’s Current Report on Form 8-K/A filed with the SEC on April 27, 2016).

10.15*	Employment Agreement for Timothy R. Estes dated as of October 25, 2017 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2017).
10.16*	Employment Agreement for Richard B. Vilsoet dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.17*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.18* +	Employment Agreement for Scott P. Horton dated as of September 4, 2018.
10.19*
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

10.23
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

10.24
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

10.25
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

10.26
Fourth Amendment to Credit Agreement, dated as of June 17, 2016, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2016).

10.27
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

10.28
Amended and Restated Credit Agreement, dated as of October 19, 2018, among Dycom Industries, Inc. as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and other parties named therein (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 22, 2018).

10.29
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

10.38
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Goldman, Sachs & Co. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.39
Additional Warrant Confirmation, dated as of September 10, 2015, between Dycom Industries, Inc. and Bank of America, N.A. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).

10.40
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
101 +
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 26, 2019 formatted in eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

+	Filed herewith
*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 4, 2019	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	March 4, 2019
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	March 4, 2019
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Sharon R. Villaverde	Vice President and Chief Accounting Officer	March 4, 2019
Sharon R. Villaverde	(Principal Accounting Officer)

/s/ Stephen C. Coley	Director	March 4, 2019
Stephen C. Coley

/s/ Dwight B. Duke	Director	March 4, 2019
Dwight B. Duke

/s/ Eitan Gertel	Director	March 4, 2019
Eitan Gertel

/s/ Anders Gustafsson	Director	March 4, 2019
Anders Gustafsson

/s/ Patricia L. Higgins	Director	March 4, 2019
Patricia L. Higgins

/s/ Peter T. Pruitt, Jr.	Director	March 4, 2019
Peter T. Pruitt, Jr.

/s/ Richard K. Sykes	Director	March 4, 2019
Richard K. Sykes

/s/ Laurie J. Thomsen	Director	March 4, 2019
Laurie J. Thomsen