Form 10-Q
period 2019-04-27
DYCOM INDUSTRIES INC
filed 2019-05-23
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 27, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1277135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11780 US Highway 1, Suite 600, Palm Beach Gardens, FL	33408
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.33 1/3 per share	DY	New York Stock Exchange

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

There were 31,482,973 shares of common stock with a par value of $0.33 1/3 outstanding at May 20, 2019.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	April 27, 2019	January 26, 2019
ASSETS
Current assets:
Cash and equivalents	$33,579	$128,342
Accounts receivable, net	701,522	625,258
Contract assets	297,630	215,849
Inventories	105,166	94,385
Income tax receivable	2,376	3,461
Other current assets	38,242	29,145
Total current assets	1,178,515	1,096,440

Property and equipment, net	429,310	424,751
Operating lease right-of-use assets	69,065	—
Goodwill	325,749	325,749
Intangible assets, net	155,783	161,125
Other assets	52,784	89,438
Total non-current assets	1,032,691	1,001,063
Total assets	$2,211,206	$2,097,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,727	$119,485
Current portion of debt	11,250	5,625
Contract liabilities	12,815	15,125
Accrued insurance claims	44,035	39,961
Operating lease liabilities	25,072	—
Income taxes payable	366	721
Other accrued liabilities	109,390	104,074
Total current liabilities	341,655	284,991

Long-term debt	867,376	867,574
Accrued insurance claims	59,793	68,315
Operating lease liabilities	44,449	—
Deferred tax liabilities, net non-current	71,548	65,963
Other liabilities	5,208	6,492
Total liabilities	1,390,029	1,293,335

COMMITMENTS AND CONTINGENCIES, Note 20

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,478,851 and 31,430,031 issued and outstanding, respectively	10,493	10,477
Additional paid-in capital	25,217	22,489
Accumulated other comprehensive loss	(1,296)	(1,282)
Retained earnings	786,763	772,484
Total stockholders’ equity	821,177	804,168
Total liabilities and stockholders’ equity	$2,211,206	$2,097,503

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 27, 2019	April 28, 2018
REVENUES:
Contract revenues	$833,743	$731,375

EXPENSES:
Costs of earned revenues, excluding depreciation and amortization	701,767	599,573
General and administrative (including stock-based compensation expense of $3.5 million and $4.9 million, respectively)	58,622	62,283
Depreciation and amortization	46,341	43,355
Total	806,730	705,211

Interest expense, net	(12,233)	(10,166)
Other income, net	5,698	7,711
Income before income taxes	20,478	23,709

Provision for income taxes:
Current	620	1,095
Deferred	5,579	5,383
Total provision for income taxes	6,199	6,478

Net income	$14,279	$17,231

Earnings per common share:
Basic earnings per common share	$0.45	$0.55

Diluted earnings per common share	$0.45	$0.53

Shares used in computing earnings per common share:
Basic	31,451,809	31,190,366

Diluted	31,786,459	32,407,914

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Net income	$14,279	$17,231
Foreign currency translation losses, net of tax	(14)	(88)
Comprehensive income	$14,265	$17,143

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 26, 2019	31,430,031	$10,477	$22,489	$(1,282)	$772,484	$804,168
Stock options exercised	9,850	3	103	—	—	106
Stock-based compensation	1,528	1	3,478	—	—	3,479
Issuance of restricted stock, net of tax withholdings	37,442	12	(853)	—	—	(841)
Other comprehensive loss	—	—	—	(14)	—	(14)
Net income	—	—	—	—	14,279	14,279
Balances as of April 27, 2019	31,478,851	$10,493	$25,217	$(1,296)	$786,763	$821,177

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2018	31,185,669	$10,395	$6,170	$(1,146)	$709,577	$724,996
Stock options exercised	5,084	2	65	—	—	67
Stock-based compensation	424	1	4,862	—	—	4,863
Issuance of restricted stock, net of tax withholdings	1,892	—	(87)	—	—	(87)
Other comprehensive loss	—	—	—	(88)	—	(88)
Net income	—	—	—	—	17,231	17,231
Balances as of April 28, 2018	31,193,069	$10,398	$11,010	$(1,234)	$726,808	$746,982

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 27, 2019	April 28, 2018
OPERATING ACTIVITIES:
Net income	$14,279	$17,231
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	46,341	43,355
Non-cash lease expense	7,390	—
Deferred income tax provision	5,579	5,383
Stock-based compensation	3,479	4,863
Provision for bad debt (recovery), net	(10,311)	(24)
Gain on sale of fixed assets	(6,738)	(8,415)
Amortization of debt discount	4,932	4,672
Amortization of debt issuance costs and other	985	887
Change in operating assets and liabilities:
Accounts receivable, net	(76,297)	(8,552)
Contract assets, net	(84,031)	(44,133)
Other current assets and inventories	(16,994)	(10,533)
Other assets	37,323	(212)
Income taxes receivable/payable	730	(568)
Accounts payable	18,300	13,169
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(1,089)	7,454
Net cash (used in) provided by operating activities	(56,122)	24,577

INVESTING ACTIVITIES:
Capital expenditures	(45,768)	(34,497)
Proceeds from sale of assets	7,362	8,011
Cash paid for acquisitions, net of cash acquired	—	(20,917)
Other investing activities	—	1,576
Net cash used in investing activities	(38,406)	(45,827)

FINANCING ACTIVITIES:
Principal payments on senior credit agreement, including term loans	—	(4,813)
Exercise of stock options	106	67
Restricted stock tax withholdings	(841)	(87)
Net cash used in financing activities	(735)	(4,833)
Net decrease in cash and equivalents and restricted cash	(95,263)	(26,083)

CASH AND EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	134,151	90,182

CASH AND EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$38,888	$64,099

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW ACTIVITIES AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$7,474	$5,415
Cash paid for taxes, net	$814	$2,322
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$8,054	$6,769

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

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2019, filed with the SEC on March 4, 2019. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

Accounting Period. The Company’s fiscal year ends on the last Saturday in January and consists of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). Fiscal 2019 and fiscal 2020 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

Segment Information. The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), the results of which are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods.

2. Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for fiscal 2019, except with respect to the Company’s accounting policy for leases as described further below.

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

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of the Company’s long-term debt, which is based on observable market-based inputs (Level 2). See Note 14, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of April 27, 2019 and January 26, 2019. During the three months ended April 27, 2019 and April 28, 2018, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Leases. The Company’s leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For leases with initial terms greater than 12 months, the Company records operating lease right-of-use assets and corresponding operating lease liabilities. Operating lease right-of-use assets represent the Company’s right to use the underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make the related lease payments. These assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet.

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2019. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2019. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the three months ended April 27, 2019 are disclosed in this Quarterly Report on Form 10‑Q.

Recently Adopted Accounting Standards

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than 12 months, the new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged.

Effective January 27, 2019, the first day of fiscal 2020, the Company adopted the requirements of ASU 2016-02 using the transition provisions at the date of adoption instead of at the earliest comparative period presented in the financial statements. Accordingly, comparative financial statements for periods prior to the date of adoption were not adjusted. The Company elected the group of practical expedients that allowed it not to reassess the following: whether any expired or existing contracts represent leases, the classification of any expired or existing leases, and the initial direct costs for any expired or existing leases. The Company did not elect the practical expedient to use hindsight to determine the lease term. On adoption, the Company recognized approximately $71.0 million of operating lease right-of-use assets and corresponding lease liabilities on its condensed consolidated balance sheet for its operating leases with terms greater than 12 months. The adoption of ASU 2016-02 did not have a material impact on the Company’s consolidated statements of operations, comprehensive income, or cash flows.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Net income available to common stockholders (numerator)	$14,279	$17,231

Weighted-average number of common shares (denominator)	31,451,809	31,190,366

Basic earnings per common share	$0.45	$0.55

Weighted-average number of common shares	31,451,809	31,190,366
Potential shares of common stock arising from stock options, and unvested restricted share units	334,650	602,549
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(1)	—	614,999
Total shares-diluted (denominator)	31,786,459	32,407,914

Diluted earnings per common share	$0.45	$0.53

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	266,371	80,847
0.75% convertible senior notes due 2021	5,005,734	4,390,735
Warrants	5,005,734	5,005,734
Total	10,277,839	9,477,316

(1) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $96.89 per share conversion price for the convertible senior notes. The warrants associated with the Company’s convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $130.43 per share warrant strike price. During the three months ended April 28, 2018, the Company’s average stock price of $110.46 exceeded the conversion price for the convertible senior notes. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during the period are included in the calculation of diluted earnings per share for the three months ended April 28, 2018. As the Company’s average stock price did not exceed the strike price for the warrants, the underlying common shares were anti-dilutive as reflected in the table above.

In connection with the offering of the convertible senior notes, the Company entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the convertible senior notes when the average stock price for the period is above $96.89 per share. See Note 14, Debt, for additional information related to the Company’s convertible senior notes, warrant transactions, and hedge transactions.

5. Acquisitions

During March 2018, the Company acquired certain assets and assumed certain liabilities of a provider of telecommunications construction and maintenance services in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less an adjustment for working capital received below a target amount of approximately $0.5 million expected to be received during fiscal 2020. This acquisition expands the Company’s geographic presence within its existing customer base.

The purchase price allocation of the business acquired in fiscal 2019 was completed within the 12-month measurement period from the date of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material.

The following table summarizes the aggregate consideration paid for the fiscal 2019 acquisition (dollars in millions):

2019
Assets
Accounts receivable	$5.6
Inventories and other current assets	0.2
Property and equipment	0.5
Goodwill	4.0
Intangible assets - customer relationships	12.3
Total assets	22.6

Liabilities
Accounts payable	2.2
Total liabilities	2.2

Net Assets Acquired	$20.4

Results of the business acquired in fiscal 2019 are included in the condensed consolidated financial statements from the date of acquisition. Contract revenues and net income of this acquisition were not material during the three months ended April 27, 2019 or April 28, 2018.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net, contract assets, and contract liabilities.

Accounts Receivable

Accounts receivable, net classified as current consisted of the following (dollars in thousands):

	April 27, 2019	January 26, 2019
Trade accounts receivable	$299,572	$331,903
Unbilled accounts receivable	393,198	283,463
Retainage	10,124	10,831
Total	702,894	626,197
Less: allowance for doubtful accounts	(1,372)	(939)
Accounts receivable, net	$701,522	$625,258

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. Approximately $16.8 million of the allowance for doubtful accounts as of January 26, 2019 was classified as non-current. During the three months ended April 27, 2019, the Company recognized a $10.3 million recovery of previously reserved accounts receivable and contract assets based on collections from a customer. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Allowance for doubtful accounts at beginning of period	$17,702	$998
Provision for bad debt (recovery)	(10,311)	(24)
Amounts (charged) recovered against the allowance	(6,019)	2
Allowance for doubtful accounts at end of period	$1,372	$976

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	April 27, 2019	January 26, 2019
Contract assets	$297,630	$215,849
Contract liabilities	12,815	15,125
Contract assets, net	$284,815	$200,724

Net contract assets were $284.8 million and $200.7 million as of April 27, 2019 and January 26, 2019, respectively. The increase primarily resulted from services performed under contracts consisting of multiple tasks, for which billings will be submitted upon completion of those tasks not yet completed. There were no other significant changes in contract assets during the period. During the three months ended April 27, 2019, the Company performed services and recognized $8.0 million of contract revenues related to its contract liabilities that existed at January 26, 2019. See Note 7, Other Current Assets and Other Assets, for information on the Company’s long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of trade accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of April 27, 2019 or January 26, 2019 were as follows (dollars in millions):

	April 27, 2019		January 26, 2019
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$390.3	39.6%	$298.4	36.2%
CenturyLink, Inc.	$152.7	15.5%	$147.2	17.9%
Comcast Corporation	$131.1	13.3%	$127.2	15.4%
AT&T Inc.	$114.3	11.6%	$90.6	11.0%

The Company believes that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net as of April 27, 2019 or January 26, 2019.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	April 27, 2019	January 26, 2019
Prepaid expenses	$20,045	$12,758
Deposits and other current assets	14,137	14,762
Insurance recoveries/receivables for accrued insurance claims	2,100	—
Restricted cash	1,556	1,556
Receivables on equipment sales	404	69
Total other current assets	$38,242	$29,145

Other assets (long-term) consisted of the following (dollars in thousands):

	April 27, 2019	January 26, 2019
Long-term contract assets	$28,368	$30,399
Deferred financing costs	8,534	9,036
Restricted cash	3,753	4,253
Insurance recoveries/receivables for accrued insurance claims	5,007	13,684
Long-term accounts receivable, net	—	24,815
Other non-current deposits and assets	7,122	7,251
Total other assets	$52,784	$89,438

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the three months ended April 27, 2019, total insurance recoveries/receivables decreased approximately $6.6 million primarily due to the settlement of claims.

Long-term contract assets represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers.

Long-term accounts receivable, net of allowance for doubtful accounts, represent trade receivables due from Windstream Holdings, Inc. as of January 26, 2019. During the quarter ended April 27, 2019 the Company collected a substantial portion of these accounts receivable. Amounts remaining to be collected are included in current accounts receivable, net as of April 27, 2019. See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on the Company’s current accounts receivable, net and contract assets as of April 27, 2019.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	April 27, 2019	January 26, 2019
Cash and equivalents	$33,579	$128,342
Restricted cash included in:
Other current assets	1,556	1,556
Other assets (long-term)	3,753	4,253
Total cash and equivalents and restricted cash	$38,888	$134,151

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	April 27, 2019	January 26, 2019
Land	—	$4,024	$4,359
Buildings	10-35	12,725	13,555
Leasehold improvements	1-10	16,694	16,185
Vehicles	1-5	606,576	589,741
Computer hardware and software	1-7	145,124	140,327
Office furniture and equipment	1-10	13,189	12,804
Equipment and machinery	1-10	302,708	296,408
Total		1,101,040	1,073,379
Less: accumulated depreciation		(671,730)	(648,628)
Property and equipment, net		$429,310	$424,751

Depreciation expense was $41.0 million and $37.7 million for the three months ended April 27, 2019 and April 28, 2018, respectively.

10. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the three months ended April 27, 2019. The goodwill balance consisted of the following (dollars in thousands):

April 27, 2019
Goodwill, gross	$521,516
Accumulated impairment losses	(195,767)
Total	$325,749

The Company’s goodwill resides in multiple reporting units and primarily consists of expected synergies, together with the expansion of the Company’s geographic presence and strengthening of its customer base from acquisitions. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing services, and the level of overall economic activity. The Company’s customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs anticipated when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The cyclical nature of the Company’s business, the high level of competition existing within its industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2019 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of April 27, 2019, the Company continues to believe the goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	April 27, 2019				January 26, 2019
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	10.8	$312,017	$162,918	$149,099	$312,017	$157,691	$154,326
Trade names, finite	8.0	10,350	8,417	1,933	10,350	8,312	2,038
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	1.3	200	149	51	200	139	61
		$327,267	$171,484	$155,783	$327,267	$166,142	$161,125

Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization for the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.3 million and $5.7 million for the three months ended April 27, 2019 and April 28, 2018, respectively.

As of April 27, 2019, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

11. Accrued Insurance Claims

For claims within its insurance program, the Company retains the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to losses occurring in the twelve month policy period ending in January 2020, the Company retains the risk of loss up to $1.0 million on a per occurrence basis for automobile liability, general liability, and workers’ compensation. These retention amounts are applicable to all of the states in which the Company operates, except with respect to workers’ compensation insurance in two states in which the Company participates in state-sponsored insurance funds. Aggregate stop-loss coverage for automobile liability, general liability, and workers’ compensation claims is $77.1 million for the twelve month policy period ending in January 2020.

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

	April 27, 2019	January 26, 2019
Accrued insurance claims - current	$44,035	$39,961
Accrued insurance claims - non-current	59,793	68,315
Total accrued insurance claims	$103,828	$108,276

Insurance recoveries/receivables:
Current (included in Other current assets)	$2,100	$—
Non-current (included in Other assets)	5,007	13,684
Total insurance recoveries/receivables	$7,107	$13,684

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the three months ended April 27, 2019, total insurance recoveries/receivables decreased approximately $6.6 million primarily due to the settlement of claims. Accrued insurance claims decreased by a corresponding amount.

12. Leases

The Company leases the majority of its office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 6 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three months ended April 27, 2019 (dollars in thousands):

For the Three Months Ended
April 27, 2019
Lease cost under long-term operating leases	$8,331
Lease cost under short-term operating leases	8,406
Variable lease cost under short-term and long-term operating leases(1)	1,210
Total lease cost	$17,947

(1) Variable lease expense primarily includes insurance, maintenance, and other operating expenses related to the Company’s leased office facilities.

The Company’s operating lease liabilities related to long-term operating leases were $69.5 million as of April 27, 2019. Supplemental balance sheet information related to these liabilities is as follows (dollars in thousands):

April 27, 2019
Weighted average remaining lease term	3.4 years
Weighted average discount rate	5.3%

Supplemental cash flow information related to the Company’s long-term operating lease liabilities as of April 27, 2019 is as follows (dollars in thousands):

For the Three Months Ended
April 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$8,189
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$5,513

As of April 27, 2019, maturities of the Company’s lease liabilities under its long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2020	$21,954
2021	23,394
2022	15,382
2023	7,678
2024	4,885
Thereafter	4,132
Total lease payments	77,425
Less: imputed interest	(7,904)
Total	$69,521

As of April 27, 2019, the Company had additional operating leases that have not yet commenced of $2.2 million. These leases will commence during the second quarter of fiscal 2020.

As of January 26, 2019, the future minimum obligation by fiscal year for the Company’s operating leases with original noncancelable terms in excess of one year was as follows (dollars in thousands):

Fiscal Year	Amount
2020	$28,415
2021	20,166
2022	12,919
2023	6,686
2024	4,342
Thereafter	3,675
Total	$76,203

See Note 2, Significant Accounting Policies and Estimates, for further information on the Company’s accounting policy for leases and Note 3, Accounting Standards, for further information on the Company’s adoption of ASU 2016-02.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	April 27, 2019	January 26, 2019
Accrued payroll and related taxes	$28,420	$25,591
Accrued employee benefit and incentive plan costs	9,475	25,482
Accrued construction costs	51,439	36,449
Other current liabilities	20,056	16,552
Total other accrued liabilities	$109,390	$104,074

During the three months ended April 27, 2019, accrued construction costs increased approximately $15.0 million primarily due to an $8.2 million charge for estimated warranty costs for work performed for a customer in prior periods.

14. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	April 27, 2019	January 26, 2019
Credit Agreement - Revolving facility (matures October 2023)	$—	$—
Credit Agreement - Term loan facility (matures October 2023)	450,000	450,000
0.75% convertible senior notes, net (mature September 2021)	428,626	423,199
	878,626	873,199
Less: current portion	(11,250)	(5,625)
Long-term debt	$867,376	$867,574

Senior Credit Agreement

On October 19, 2018, the Company and certain of its subsidiaries amended and restated its existing credit agreement, dated as of December 3, 2012, as amended on April 24, 2015 and as subsequently amended and supplemented, with the various lenders party thereto (the “Credit Agreement”). The maturity date of the Credit Agreement was extended to October 19, 2023 and, among other things, the maximum revolver commitment was increased to $750.0 million from $450.0 million and the term loan facility was increased to $450.0 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit.

Subject to certain conditions, the Credit Agreement provides the Company with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or in the form of term loans, up to the greater of (i) $350.0 million and (ii) an amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of the Company’s consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $50.0 million to its trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of the Company’s subsidiaries and secured by the equity interests of the substantial majority of the Company’s subsidiaries.

Under the Credit Agreement, borrowings bear interest at the rates described below based upon the Company’s consolidated net leverage ratio, which is the ratio of the Company’s consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $50.0 million to its trailing twelve-month consolidated EBITDA, as defined by the Credit Agreement. In addition, the Company incurs certain fees for unused balances and letters of credit at the rates described below, also based upon the Company’s consolidated net leverage ratio.

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

Standby letters of credit of approximately $52.3 million and $48.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of April 27, 2019 and January 26, 2019, respectively.

The weighted average interest rates and fees for balances under the Credit Agreement as of April 27, 2019 and January 26, 2019 were as follows:

	Weighted Average Rate End of Period
	April 27, 2019	January 26, 2019
Borrowings - Term loan facilities	4.24%	4.25%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of April 27, 2019 or January 26, 2019.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve-month consolidated EBITDA to its consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant. This covenant becomes effective beginning 91 days prior to the maturity date of the Company’s 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, the Company would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At April 27, 2019 and January 26, 2019, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability under the revolving facility of $325.4 million and $412.9 million, respectively, as determined by the most restrictive covenant.

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

During the three months ended April 27, 2019, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of April 27, 2019. As a result, the Notes were not convertible during the three months ended April 27, 2019 and are classified as long-term debt.

In accordance with ASC Topic 470, Debt, certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. The Company incurred $4.9 million and $4.7 million of interest expense during the three months ended April 27, 2019 and April 28, 2018, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	April 27, 2019	January 26, 2019
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(50,863)	(55,795)
Less: Debt issuance costs	(5,511)	(6,006)
Net carrying amount of Notes	$428,626	$423,199

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $95.50 and $96.31 as of April 27, 2019 and January 26, 2019, respectively (dollars in thousands):

	April 27, 2019	January 26, 2019
Fair value of principal amount of Notes	$463,175	$467,104
Less: Debt discount and debt issuance costs	(56,374)	(61,801)
Fair value of Notes	$406,801	$405,303

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

The Company recorded an initial deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded an initial deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities in the condensed consolidated balance sheets. See Note 15, Income Taxes, for additional information regarding the Company’s deferred tax liabilities and assets.

15. Income Taxes

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
The Company’s effective income tax rate of 30.3% and 27.3% for the three months ended April 27, 2019 and April 28, 2018, respectively, differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, and certain tax impacts from the vesting and exercise of share-based awards.

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Gain on sale of fixed assets	$6,738	$8,415
Discount fee expense	(1,298)	(940)
Miscellaneous income, net	258	236
Total other income, net	$5,698	$7,711

The Company participates in a vendor payment program sponsored by one of its customers. Eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. The Company incurs a discount fee to the bank on the payments received that is reflected as discount fee expense in the table above and is included as an expense component in other income, net, in the condensed consolidated statements of operations.

17. Capital Stock

Repurchases of Common Stock. On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. As of April 27, 2019, $150.0 million of the repurchase authorization remained available.

The Company did not repurchase any of its common stock during the three months ended April 27, 2019 and April 28, 2018.

18. Stock-Based Awards

The Company has certain stock-based compensation plans under which it grants stock-based awards, including common stock, stock options, time-based restricted share units (“RSUs”), and performance-based restricted share units (“Performance RSUs”) to attract, retain, and reward talented employees, officers, and directors, and to align their interests with those of its stockholders.

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

The performance criteria for the Company’s performance-based equity awards utilize the Company’s operating earnings (adjusted for certain amounts) as a percentage of contract revenues for the applicable four-quarter period (a “Performance Year”) and its Performance Year operating cash flow level (adjusted for certain amounts). Additionally, certain awards include three-year performance measures that, if met, result in supplemental shares awarded. For Performance RSUs, the Company evaluates compensation expense quarterly and recognizes expense for performance-based awards only if it determines it is probable that performance criteria for the awards will be met.

Stock-based compensation expense and the related tax benefit recognized during the three months ended April 27, 2019 and April 28, 2018 were as follows (dollars in thousands):

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Stock-based compensation	$3,479	$4,863
Income tax effect of stock-based compensation	$869	$1,069
In addition, the Company realized approximately $0.6 million of net tax deficiencies and $0.1 million of excess tax benefits during the three months ended April 27, 2019 and April 28, 2018, respectively, related to the vesting and exercise of share-based awards.

As of April 27, 2019, the Company had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $3.1 million, $11.8 million, and $21.6 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.7, and 2.1, respectively, based on the average remaining service periods for the awards. As of April 27, 2019, the Company may recognize an additional $24.5 million in compensation expense in future periods if the maximum amount of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended April 27, 2019:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 26, 2019	583,291	$34.24
Granted	39,276	$45.94
Options exercised	(9,850)	$10.71
Canceled	—	$—
Outstanding as of April 27, 2019	612,717	$35.37

Exercisable options as of April 27, 2019	510,220	$27.86

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended April 27, 2019:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 26, 2019	126,470	$87.92	377,354	$96.51
Granted	89,863	$46.18	475,629	$45.94
Share units vested	(13,356)	$95.27	(43,900)	$93.49
Forfeited or canceled	(123)	$81.85	(29,002)	$103.15
Outstanding as of April 27, 2019	202,854	$68.95	780,081	$65.60

The total amount of granted Performance RSUs presented above consists of 333,567 target shares and 142,062 supplemental shares. The total amount of Performance RSUs outstanding as of April 27, 2019 consists of 552,904 target shares and 227,177 supplemental shares. With respect to the Company’s Performance Year ended January 26, 2019, the Company canceled 12,331 target shares and 13,556 supplemental shares as a result of the performance period criteria being partially met.

19. Customer Concentration and Revenue Information

Geographic Location

The Company provides services throughout the United States. Contract revenues from services previously provided in Canada were not material during the three months ended April 28, 2018.

Significant Customers

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 80.4% and 78.8%, respectively, of its total contract revenues during the three months ended April 27, 2019 and April 28, 2018, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended April 27, 2019 or April 28, 2018, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended
	April 27, 2019		April 28, 2018
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$209.3	25.1%	$177.0	24.2%
Verizon Communications Inc.	179.8	21.6	122.1	16.7
Comcast Corporation	137.1	16.4	159.2	21.8
CenturyLink, Inc.	109.8	13.2	89.7	12.3
Total other customers combined	197.7	23.7	183.4	25.0
Total contract revenues	$833.7	100.0%	$731.4	100.0%

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on the Company’s customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three months ended April 27, 2019 and April 28, 2018 were as follows (dollars in millions):

	For the Three Months Ended
	April 27, 2019		April 28, 2018
	Amount	% of Total	Amount	% of Total
Telecommunications	$761.4	91.3%	$667.2	91.2%
Underground facility locating	48.2	5.8	45.1	6.2
Electrical and gas utilities and other	24.1	2.9	19.1	2.6
Total contract revenues	$833.7	100.0%	$731.4	100.0%

Remaining Performance Obligations

Master service agreements and other contractual agreements with customers contain customer-specified service requirements, such as discrete pricing for individual tasks. In most cases, the Company’s customers are not contractually committed to procure specific volumes of services under these agreements.

Services are generally performed pursuant to these agreements in accordance with individual work orders. An individual work order generally is completed within one year. As a result, the Company’s remaining performance obligations under the work orders not yet completed is not meaningful in relation to the Company’s overall revenue at any given point in time. The Company applies the practical expedient in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company is disputing the claim of a withdrawal liability demanded by the Plan as it believes there is a statutory exemption available under the Employee Retirement Income Security Act (“ERISA”) for multiemployer pension plans that primarily cover employees in the building and construction industry. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2019. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If the Company prevails in disputing the withdrawal liability, all such payments will be refunded to the subsidiary.

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

Commitments

Performance and Payment Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of April 27, 2019 and January 26, 2019, the Company had $142.8 million and $123.5 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of its insurance program the Company also provides surety bonds that collateralize its obligations to its insurance carriers. As of April 27, 2019 and January 26, 2019, the Company had $23.4 million and $23.2 million, respectively, of outstanding surety bonds related to its insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has issued standby letters of credit under its Credit Agreement that collateralize its obligations to its insurance carriers. As of April 27, 2019 and January 26, 2019, the Company had $52.3 million and $48.6 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. These statements may relate to future events, financial performance, strategies, expectations, and the competitive environment. Words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “forecast,” “target,” “outlook,” “may,” “should,” “could,” and similar expressions, as well as statements written in the future tense, identify forward-looking statements.

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences are discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2019 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update them to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for fiscal 2019. Our Annual Report on Form 10-K for fiscal 2019 was filed with the SEC on March 4, 2019, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

Developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Telecommunications providers outsource a significant portion of their engineering, construction, maintenance, and installation requirements, driving demand for the services we provide.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the three months ended April 27, 2019 and April 28, 2018 accounting for approximately 80.4% and 78.8%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three months ended April 27, 2019 or April 28, 2018:

	For the Three Months Ended
	April 27, 2019	April 28, 2018
AT&T Inc.	25.1%	24.2%
Verizon Communications Inc.	21.6%	16.7%
Comcast Corporation	16.4%	21.8%
CenturyLink, Inc.	13.2%	12.3%
Windstream Holdings, Inc.	4.1%	3.3%
Charter Communications, Inc.	2.6%	3.9%

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, we occasionally are able to negotiate extensions to these agreements. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Multi-year master service agreements	61.9%	62.3%
Other long-term contracts	27.5	24.5
Total long-term contracts	89.4%	86.8%

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2019. During March 2018, we acquired certain assets and assumed certain liabilities of a provider of telecommunications construction and maintenance services in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less an adjustment for working capital received below a target amount of approximately $0.5 million expected to be received during fiscal 2020. This acquisition expands our geographic presence within our existing customer base.

Results of the business acquired in fiscal 2019 are included in the condensed consolidated financial statements from the date of acquisition. The purchase price allocation of the business acquired in fiscal 2019 was completed within the 12-month measurement period from the date of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2019 except with respect to our accounting policy for leases as described below.

Leases. Our leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For leases with initial terms greater than 12 months, we record operating lease right-of-use assets and corresponding operating lease liabilities. Operating lease assets represent our right to use the underlying asset for the lease term and operating lease liabilities represent our obligation to make the related lease payments. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet.

Understanding Our Results of Operations

The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies and Estimates, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2019.

Accounting Period. The Company’s fiscal year ends on the last Saturday in January and consists of either 52 or 53 weeks of operations (with the additional week of operations occurring in the fourth fiscal quarter). Fiscal 2019 and fiscal 2020 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 20% and approximately 5% of contract revenues during the three months ended April 27, 2019 and April 28, 2018, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the three months ended April 27, 2019 and April 28, 2018, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes the non-cash amortization of our convertible senior notes debt discount and amortization of debt issuance costs. See Note 14, Debt, in the Notes to the Condensed Consolidated Financial Statements for information on the non-cash amortization of the debt discount and debt issuance costs.

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

Results of Operations

The results of operations of the business acquired in fiscal 2019 are included in the condensed consolidated financial statements from the date of acquisition. The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	April 27, 2019		April 28, 2018
Contract revenues	$833.7	100.0%	$731.4	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	701.8	84.2	599.6	82.0
General and administrative	58.6	7.0	62.3	8.5
Depreciation and amortization	46.3	5.6	43.4	5.9
Total	806.7	96.8	705.2	96.4
Interest expense, net	(12.2)	(1.5)	(10.2)	(1.4)
Other income, net	5.7	0.7	7.7	1.1
Income before income taxes	20.5	2.5	23.7	3.2
Provision for income taxes	6.2	0.7	6.5	0.9
Net income	$14.3	1.7%	$17.2	2.4%

Contract Revenues. Contract revenues were $833.7 million during the three months ended April 27, 2019 compared to $731.4 million during the three months ended April 28, 2018. Contract revenues from an acquired business that was not owned for the entire period in both the current and prior year quarter were $6.1 million and $5.8 million for the three months ended April 27, 2019 and April 28, 2018, respectively. Additionally, we earned $4.7 million and $14.8 million of contract revenues from storm restoration services during the three months ended April 27, 2019 and April 28, 2018, respectively.

Excluding amounts generated by an acquired business and amounts from storm restoration services, contract revenues increased by $112.2 million during the three months ended April 27, 2019 compared to the three months ended April 28, 2018. Contract revenues increased by approximately $57.7 million for a large telecommunications customer primarily related to services for fiber deployments and by approximately $46.5 million for a large telecommunications customer improving its network. In addition, contract revenues increased by approximately $16.0 million for a large telecommunications customer primarily for increases in services performed under existing contracts and by approximately $9.2 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, contract revenues decreased by approximately $22.0 million from a leading cable multiple system operator for construction and maintenance services and by approximately $2.5 million for services performed on a customer’s fiber network. All other customers had net increases in contract revenues of $7.3 million on a combined basis during the three months ended April 27, 2019 compared to the three months ended April 28, 2018.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.3%, 5.8%, and 2.9%, respectively, for the three months ended April 27, 2019 compared to 91.2%, 6.2%, and 2.6%, respectively, for the three months ended April 28, 2018.

Costs of Earned Revenues. Costs of earned revenues increased to $701.8 million, or 84.2% of contract revenues, during the three months ended April 27, 2019 compared to $599.6 million, or 82.0% of contract revenues, during the three months ended April 28, 2018. The primary components of the increase were a $75.1 million aggregate increase in direct labor and subcontractor costs, a $12.5 million increase in direct materials, and a $5.3 million increase in equipment maintenance and fuel costs combined. Other direct costs increased $9.3 million on a combined basis.

Costs of earned revenues as a percentage of contract revenues increased 2.2% during the three months ended April 27, 2019 compared to the three months ended April 28, 2018. As a percentage of contract revenues, labor and subcontracted labor costs increased 1.3% during the three months ended April 27, 2019 primarily resulting from the impact of a large customer program. In addition, direct materials increased 0.6% as a percentage of contract revenues primarily as a result of mix of work, and equipment maintenance and fuel costs combined increased 0.1% as a percentage of contract revenues. Other direct costs increased 0.2% as a percentage of contract revenues and include an $8.2 million charge for estimated warranty costs for work performed for a customer in prior periods. This charge was offset by a decrease in other direct costs primarily as a result of operating leverage on our increased level of operations during the three months ended April 27, 2019.

General and Administrative Expenses. General and administrative expenses decreased to $58.6 million, or 7.0% of contract revenues, during the three months ended April 27, 2019 compared to $62.3 million, or 8.5% of contract revenues, during the three months ended April 28, 2018. The decrease in total general and administrative expenses during the three months ended April 27, 2019 is primarily a result of a $10.3 million recovery of previously reserved accounts receivable and contract assets based on collections from a customer, partially offset by increased payroll and legal costs during the three months ended April 27, 2019. The decrease in total general and administrative expenses as a percentage of contract revenues is primarily attributable to the $10.3 million recovery of previously reserved accounts receivable and contract assets during the three months ended April 27, 2019.

Depreciation and Amortization. Depreciation expense was $41.0 million, or 4.9% of contract revenues, during the three months ended April 27, 2019 compared to $37.7 million, or 5.1% of contract revenues, during the three months ended April 28, 2018. The increase in depreciation expense during the three months ended April 27, 2019 is primarily due to the addition of fixed assets during fiscal 2019 to support our expanded in-house workforce and the normal replacement cycle of fleet assets.

Amortization expense was $5.3 million and $5.7 million during the three months ended April 27, 2019 and April 28, 2018, respectively.

Interest Expense, Net. Interest expense, net was $12.2 million and $10.2 million during the three months ended April 27, 2019 and April 28, 2018, respectively. Interest expense includes $4.9 million and $4.7 million for the non-cash amortization of the debt discount associated with our convertible senior notes during the three months ended April 27, 2019 and April 28, 2018, respectively. Excluding this amortization, interest expense, net increased to $7.3 million during the three months ended April 27, 2019 from $5.5 million during the three months ended April 28, 2018 primarily as a result of higher outstanding borrowings and higher market interest rates during the current period.

Other Income, Net. Other income, net was $5.7 million and $7.7 million during the three months ended April 27, 2019 and April 28, 2018, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $6.7 million and $8.4 million during the three months ended April 27, 2019 and April 28, 2018, respectively. Other income, net also reflects $1.3 million and $0.9 million of discount fee expense during the three months ended April 27, 2019 and April 28, 2018, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended April 27, 2019 and April 28, 2018 (dollars in millions):

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Income tax provision	$6.2	$6.5
Effective income tax rate	30.3%	27.3%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state where the work was performed during the periods, variances in non-deductible and non-taxable items during the periods, and the impact of the vesting and exercise of share-based awards.

Net Income. Net income was $14.3 million for the three months ended April 27, 2019 compared to $17.2 million for the three months ended April 28, 2018.

Non-GAAP Adjusted EBITDA. Non-GAAP Adjusted EBITDA was $73.6 million, or 8.8% of contract revenues, for the three months ended April 27, 2019 compared to $73.7 million, or 10.1% of contract revenues, for the three months ended April 28, 2018.

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

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Net income	$14,279	$17,231
Interest expense, net	12,233	10,166
Provision for income taxes	6,199	6,478
Depreciation and amortization	46,341	43,355
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	79,052	77,230
Gain on sale of fixed assets	(6,738)	(8,415)
Stock-based compensation expense	3,479	4,863
Recovery of previously reserved accounts receivable and contract assets	(10,345)	—
Charge for warranty costs	8,200	—
Non-GAAP Adjusted EBITDA	$73,648	$73,678

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $33.6 million as of April 27, 2019 compared to $128.3 million as of January 26, 2019. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $848.1 million as of April 27, 2019 compared to $817.1 million as of January 26, 2019.

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

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on our convertible senior notes and outstanding term loan facilities and revolver borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay credit agreement borrowings, or repurchase or convert our convertible senior notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for the three months ended April 27, 2019 and April 28, 2018 (dollars in millions):

	For the Three Months Ended
	April 27, 2019	April 28, 2018
Net cash flows:
(Used in) provided by operating activities	$(56.1)	$24.6
Used in investing activities	$(38.4)	$(45.8)
Used in financing activities	$(0.7)	$(4.8)

Cash (Used in) Provided by Operating Activities. Non-cash items in cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt recovery.

During the three months ended April 27, 2019, net cash used in operating activities was $56.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $122.1 million of operating cash flow during the three months ended April 27, 2019. Working capital changes that used operating cash flow during the three months ended April 27, 2019 included increases in accounts receivable and contract assets, net of $76.3 million and $84.0 million, respectively. In addition, a net decrease in accrued liabilities used $1.1 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during April 2019 and payments made related to operating lease liabilities. These decreases were partially offset by increases in other accrued costs during the three months ended April 27, 2019 primarily as a result of an $8.2 million charge for estimated warranty costs for work performed for a customer in prior periods. Working capital changes that provided operating cash flow during the three months ended April 27, 2019 included a net decrease in other current and non-current assets combined of $20.3 million primarily as a result of collections of long-term accounts receivable, partially offset by an increase in prepaid costs that coincide with the beginning of our fiscal year and an increase in inventory. In addition, operating cash flow was provided by an increase in accounts payable of $18.3 million and a net decrease in income tax receivable of $0.7 million during the three months ended April 27, 2019, each primarily as a result of the timing of payments.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 108 days as of April 27, 2019 compared to 92 days as of April 28, 2018. The increase in our DSO was primarily a result of an increase in the amount of work performed under a large customer program consisting of multiple tasks, for which collections are expected to be received within contract terms upon submission of billings for remaining tasks to be completed.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our accounts receivable and contract asset balances as of April 27, 2019 and January 26, 2019. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of April 27, 2019 or January 26, 2019.

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

Cash Used in Investing Activities. Net cash used in investing activities was $38.4 million during the three months ended April 27, 2019 compared to $45.8 million during the three months ended April 28, 2018. During the three months ended April 27, 2019 and April 28, 2018, capital expenditures were $45.8 million and $34.5 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $7.4 million and $8.0 million during the three months ended April 27, 2019 and April 28, 2018, respectively. During the three months ended April 28, 2018 we paid $20.9 million in connection with the acquisition of certain assets and assumption of certain liabilities of a telecommunications construction and maintenance services provider, net of cash acquired. Additionally, we received $1.6 million of escrowed funds during the three months ended April 28, 2018 in connection with the resolution of certain indemnification claims related to a prior acquisition.
Cash Used in Financing Activities. Net cash used in financing activities was $0.7 million during the three months ended April 27, 2019. We withheld shares and paid $0.8 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 27, 2019. Partially offsetting this use, we received $0.1 million from the exercise of stock options during the three months ended April 27, 2019.

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

Compliance with Credit Agreement. On October 19, 2018, we amended and restated our existing credit agreement, dated as of December 3, 2012, as amended on April 24, 2015 and as subsequently amended and supplemented, with the various lenders party thereto (the “Credit Agreement”). The maturity date of the Credit Agreement was extended to October 19, 2023 and, among other things, the maximum revolver commitment was increased to $750.0 million from $450.0 million and the term loan facility was increased to $450.0 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit.

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

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing twelve-month consolidated EBITDA, as defined by the Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

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

Standby letters of credit of approximately $52.3 million and $48.6 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of April 27, 2019 and January 26, 2019, respectively.

The weighted average interest rates and fees for balances under the Credit Agreement as of April 27, 2019 and January 26, 2019 were as follows:

	Weighted Average Rate End of Period
	April 27, 2019	January 26, 2019
Borrowings - Term loan facilities	4.24%	4.25%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of April 27, 2019 or January 26, 2019.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant that is applicable beginning 91 days prior to the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At April 27, 2019 and January 26, 2019, we were in compliance with the financial covenants of the Credit Agreement and had borrowing availability in the revolving facility of $325.4 million and $412.9 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of April 27, 2019 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$485,000		$—	$485,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	11,250	50,625	388,125	—	450,000
Fixed interest payments on long-term debt(1)	3,638	5,456	—	—	9,094
Obligations under long-term operating leases(2)	24,316	38,917	12,297	4,075	79,605
Obligations under short-term operating leases(3)	966	—	—	—	966
Employment agreements	15,852	8,681	27	—	24,560
Purchase and other contractual obligations(4)	29,666	5,567	—	—	35,233
Total	$85,688	$594,246	$400,449	$4,075	$1,084,458

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of April 27, 2019 consisted of $450.0 million outstanding under our term loan facilities.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and include long-term operating leases that have not yet commenced of $2.2 million as of April 27, 2019.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of April 27, 2019.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of April 27, 2019, purchase and other contractual obligations includes approximately $27.9 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 27, 2019.

Our condensed consolidated balance sheet as of April 27, 2019 includes a long-term liability of approximately $59.8 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $3.7 million and $3.8 million as of April 27, 2019 and January 26, 2019, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 27, 2019 and January 26, 2019 we had $142.8 million and $123.5 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $91.1 million as of April 27, 2019. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 27, 2019 and January 26, 2019, we had $23.4 million and $23.2 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $52.3 million and $48.6 million outstanding standby letters of credit issued under our credit agreement as of April 27, 2019 and January 26, 2019, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.051 billion and $7.330 billion at April 27, 2019 and January 26, 2019, respectively. We expect to complete 38.6% of the April 27, 2019 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed at the time the estimate of backlog is developed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the three months ended April 27, 2019 or April 28, 2018, many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On April 27, 2019, we had variable rate debt outstanding under our credit agreement of $450.0 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.3 million annually.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $95.50 and $96.31 as of April 27, 2019 and January 26, 2019, respectively (dollars in thousands):

	April 27, 2019	January 26, 2019
Principal amount of Notes	$485,000	$485,000
Less: Debt discount and debt issuance costs	(56,374)	(61,801)
Net carrying amount of Notes	$428,626	$423,199

Fair value of principal amount of Notes	$463,175	$467,104
Less: Debt discount and debt issuance costs	(56,374)	(61,801)
Fair value of Notes	$406,801	$405,303

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $6.0 million, calculated on a discounted cash flow basis as of April 27, 2019.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. See Note 14, Debt, in the Notes to the Condensed Consolidated Financial Statements for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our previous operations in Canada. As of April 27, 2019, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 27, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
April 27, 2019, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

On December 17, 2018, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors, alleging that the directors breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. On February 28, 2019, the Court stayed this lawsuit pending a further Order from the Court. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the U.S. Securities and Exchange Commission, including Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2019. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 27, 2019, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
April 27, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 27, 2019 - February 23, 2019	19(2)	$61.66	—	(3)
February 24, 2019 - March 23, 2019	636(2)	$45.77	—	(3)
March 24, 2019 - April 27, 2019	17,631(2)	$45.94	—	(3)

(1) All shares repurchased have been subsequently canceled.

(2) Represents shares withheld to meet payroll tax withholdings obligations arising from the vesting of restricted share units. Shares withheld do not reduce the Company’s total share repurchase authority.

(3) On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. As of April 27, 2019, $150.0 million of the repurchase authorization remained available.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2019 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 22, 2019	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	May 22, 2019	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer