Form 10-Q
period 2019-07-27
DYCOM INDUSTRIES INC
filed 2019-08-29
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida				59-1277135
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

	11780 US Highway 1, Suite 600
	Palm Beach Gardens,	FL	33408
	(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.33 1/3 per share	DY	New York Stock Exchange

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

There were 31,492,682 shares of common stock with a par value of $0.33 1/3 outstanding at August 26, 2019.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	July 27, 2019	January 26, 2019
ASSETS
Current assets:
Cash and equivalents	$12,583	$128,342
Accounts receivable, net	796,908	625,258
Contract assets	357,615	215,849
Inventories	107,353	94,385
Income tax receivable	1,417	3,461
Other current assets	31,971	29,145
Total current assets	1,307,847	1,096,440

Property and equipment, net	422,264	424,751
Operating lease right-of-use assets	69,459	—
Goodwill	325,749	325,749
Intangible assets, net	150,463	161,125
Other assets	52,589	89,438
Total non-current assets	1,020,524	1,001,063
Total assets	$2,328,371	$2,097,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,279	$119,485
Current portion of debt	16,875	5,625
Contract liabilities	13,272	15,125
Accrued insurance claims	41,075	39,961
Operating lease liabilities	25,751	—
Income taxes payable	2,553	721
Other accrued liabilities	117,159	104,074
Total current liabilities	356,964	284,991

Long-term debt	932,277	867,574
Accrued insurance claims - non-current	58,492	68,315
Operating lease liabilities - non-current	44,371	—
Deferred tax liabilities, net - non-current	77,574	65,963
Other liabilities	5,260	6,492
Total liabilities	1,474,938	1,293,335

COMMITMENTS AND CONTINGENCIES, Note 19

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,489,923 and 31,430,031 issued and outstanding, respectively	10,496	10,477
Additional paid-in capital	27,563	22,489
Accumulated other comprehensive loss	(1,285)	(1,282)
Retained earnings	816,659	772,484
Total stockholders’ equity	853,433	804,168
Total liabilities and stockholders’ equity	$2,328,371	$2,097,503

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 27, 2019	July 28, 2018

Contract revenues	$884,221	$799,470

Costs of earned revenues, excluding depreciation and amortization	720,382	642,376
General and administrative	65,117	64,555
Depreciation and amortization	47,244	44,805
Total	832,743	751,736

Interest expense, net	(12,878)	(10,446)
Other income, net	4,006	4,156
Income before income taxes	42,606	41,444

Provision for income taxes	12,710	11,544

Net income	$29,896	$29,900

Earnings per common share:
Basic earnings per common share	$0.95	$0.96

Diluted earnings per common share	$0.94	$0.94

Shares used in computing earnings per common share:
Basic	31,487,011	31,206,340

Diluted	31,820,296	31,954,013

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 27, 2019	July 28, 2018

Contract revenues	$1,717,964	$1,530,844

Costs of earned revenues, excluding depreciation and amortization	1,422,150	1,241,949
General and administrative	123,738	126,838
Depreciation and amortization	93,586	88,160
Total	1,639,474	1,456,947

Interest expense, net	(25,111)	(20,612)
Other income, net	9,705	11,868
Income before income taxes	63,084	65,153

Provision for income taxes	18,909	18,022

Net income	$44,175	$47,131

Earnings per common share:
Basic earnings per common share	$1.40	$1.51

Diluted earnings per common share	$1.39	$1.46

Shares used in computing earnings per common share:
Basic	31,469,401	31,198,349

Diluted	31,803,368	32,180,960

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Net income	$29,896	$29,900	$44,175	$47,131
Foreign currency translation gains (losses), net of tax	11	(33)	(3)	(121)
Comprehensive income	$29,907	$29,867	$44,172	$47,010

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 27, 2019	31,478,851	$10,493	$25,217	$(1,296)	$786,763	$821,177
Stock options exercised	7,020	2	74	—	—	76
Stock-based compensation	1,709	1	2,276	—	—	2,277
Issuance of restricted stock, net of tax withholdings	2,343	—	(4)	—	—	(4)
Other comprehensive income	—	—	—	11	—	11
Net income	—	—	—	—	29,896	29,896
Balances as of July 27, 2019	31,489,923	$10,496	$27,563	$(1,285)	$816,659	$853,433

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 28, 2018	31,193,069	$10,398	$11,010	$(1,234)	$726,808	$746,982
Stock options exercised	29,358	10	304	—	—	314
Stock-based compensation	666	—	6,048	—	—	6,048
Issuance of restricted stock, net of tax withholdings	1,377	—	(6)	—	—	(6)
Other comprehensive loss	—	—	—	(33)	—	(33)
Net income	—	—	—	—	29,900	29,900
Balances as of July 28, 2018	31,224,470	$10,408	$17,356	$(1,267)	$756,708	$783,205

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 26, 2019	31,430,031	$10,477	$22,489	$(1,282)	$772,484	$804,168
Stock options exercised	16,870	5	177	—	—	182
Stock-based compensation	3,237	2	5,754	—	—	5,756
Issuance of restricted stock, net of tax withholdings	39,785	12	(857)	—	—	(845)
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income	—	—	—	—	44,175	44,175
Balances as of July 27, 2019	31,489,923	$10,496	$27,563	$(1,285)	$816,659	$853,433

	For the Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2018	31,185,669	$10,395	$6,170	$(1,146)	$709,577	$724,996
Stock options exercised	34,442	12	369	—	—	381
Stock-based compensation	1,090	—	10,911	—	—	10,911
Issuance of restricted stock, net of tax withholdings	3,269	1	(94)	—	—	(93)
Other comprehensive loss	—	—	—	(121)	—	(121)
Net income	—	—	—	—	47,131	47,131
Balances as of July 28, 2018	31,224,470	$10,408	$17,356	$(1,267)	$756,708	$783,205

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 27, 2019	July 28, 2018
Cash flows from operating activities:
Net income	$44,175	$47,131
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	93,586	88,160
Non-cash lease expense	14,804	—
Deferred income tax provision	11,605	7,055
Stock-based compensation	5,756	10,911
Provision for bad debt (recovery), net	(10,514)	(38)
Gain on sale of fixed assets	(11,544)	(13,324)
Amortization of debt discount	9,947	9,422
Amortization of debt issuance costs and other	1,986	1,789
Change in operating assets and liabilities:
Accounts receivable, net	(171,486)	(48,835)
Contract assets, net	(143,558)	(110,478)
Other current assets and inventories	(15,378)	(12,842)
Other assets	37,036	718
Income taxes receivable/payable	3,876	6,964
Accounts payable	21,645	24,276
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(1,674)	26,280
Net cash (used in) provided by operating activities	(109,738)	37,189

Cash flows from investing activities:
Capital expenditures	(83,944)	(80,537)
Proceeds from sale of assets	12,780	14,965
Cash paid for acquisitions, net of cash acquired	—	(20,917)
Other investing activities	306	1,576
Net cash used in investing activities	(70,858)	(84,913)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	146,000	60,000
Principal payments on senior credit agreement, including term loans	(81,000)	(72,031)
Exercise of stock options	182	381
Restricted stock tax withholdings	(845)	(93)
Net cash provided by (used in) financing activities	64,337	(11,743)
Net decrease in cash and equivalents and restricted cash	(116,259)	(59,467)

Cash and equivalents and restricted cash at beginning of period	134,151	90,182

Cash and equivalents and restricted cash at end of period	$17,892	$30,715

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$13,318	$9,292
Cash paid for taxes, net	$4,361	$4,594
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$5,288	$8,934

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

Fair Value of Financial Instruments. The Company’s financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of the Company’s long-term debt, which is based on observable market-based inputs (Level 2). See Note 13, Debt, for further information regarding the fair value of such financial instruments. The Company’s cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of July 27, 2019 and January 26, 2019. During the six months ended July 27, 2019 and July 28, 2018, the Company had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Leases. The Company’s leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For leases with initial terms greater than 12 months, the Company records operating lease right-of-use assets and corresponding operating lease liabilities. Operating lease right-of-use assets represent the Company’s right to use the underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make the related lease payments. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet.

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2019. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2019. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the six months ended July 27, 2019 are disclosed in this Quarterly Report on Form 10‑Q.

Recently Adopted Accounting Standards

Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than 12 months, the new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of the new guidance on leases in the statement of operations and statement of cash flows is largely unchanged.

Effective January 27, 2019, the first day of fiscal 2020, the Company adopted the requirements of ASU 2016-02 using the transition provisions at the date of adoption instead of at the earliest comparative period presented in the financial statements. Accordingly, comparative financial statements for periods prior to the date of adoption were not adjusted. The Company elected the group of practical expedients that allowed it not to reassess the following: whether any expired or existing contracts represent leases, the classification of any expired or existing leases, and the initial direct costs for any expired or existing leases. The Company did not elect the practical expedient to use hindsight to determine the lease term. On adoption, the Company recognized approximately $71.0 million of operating lease right-of-use assets and corresponding lease liabilities on its condensed consolidated balance sheet for its operating leases with terms greater than 12 months. The adoption of ASU 2016-02 did not have a material impact on the Company’s condensed consolidated statements of operations, comprehensive income, or cash flows.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Net income available to common stockholders (numerator)	$29,896	$29,900	$44,175	$47,131

Weighted-average number of common shares (denominator)	31,487,011	31,206,340	31,469,401	31,198,349

Basic earnings per common share	$0.95	$0.96	$1.40	$1.51

Weighted-average number of common shares	31,487,011	31,206,340	31,469,401	31,198,349
Potential shares of common stock arising from stock options, and unvested restricted share units	333,285	627,477	333,967	615,014
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(1)	—	120,196	—	367,597
Total shares-diluted (denominator)	31,820,296	31,954,013	31,803,368	32,180,960

Diluted earnings per common share	$0.94	$0.94	$1.39	$1.46

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	276,284	50,366	296,230	54,554
0.75% convertible senior notes due 2021(1)	5,005,734	4,885,538	5,005,734	4,638,137
Warrants(1)	5,005,734	5,005,734	5,005,734	5,005,734
Total	10,287,752	9,941,638	10,307,698	9,698,425

(1) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $96.89 per share conversion price for the convertible senior notes. During the first and second quarters of fiscal 2020, the Company’s average stock price did not exceed the $96.89 per share conversion price for the convertible senior notes; therefore, there was no dilutive impact on earnings per common share for the three and six months ended July 27, 2019. During the first and second quarters of fiscal 2019, the Company’s average stock price of $110.46 and $99.27, respectively, each exceeded the conversion price for the convertible senior notes. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during the period are included in the calculation of diluted earnings per share for the three and six months ended July 28, 2018. The warrants associated with the Company’s convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $130.43 per share warrant strike price. As the Company’s average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above.

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

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net classified as current consisted of the following (dollars in thousands):

	July 27, 2019	January 26, 2019
Trade accounts receivable	$310,934	$331,903
Unbilled accounts receivable	476,682	283,463
Retainage	10,216	10,831
Total	797,832	626,197
Less: allowance for doubtful accounts	(924)	(939)
Accounts receivable, net	$796,908	$625,258

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. Approximately $16.8 million of the allowance for doubtful accounts as of January 26, 2019 was classified as non-current. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Allowance for doubtful accounts at beginning of period	$1,372	$976	$17,702	$998
Provision for bad debt (recovery)	(202)	(14)	(10,514)	(38)
Amounts (charged) recovered against the allowance	(246)	(14)	(6,264)	(12)
Allowance for doubtful accounts at end of period	$924	$948	$924	$948

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	July 27, 2019	January 26, 2019
Contract assets	$357,615	$215,849
Contract liabilities	13,272	15,125
Contract assets, net	$344,343	$200,724

Net contract assets were $344.3 million and $200.7 million as of July 27, 2019 and January 26, 2019, respectively. The increase primarily resulted from services performed under contracts consisting of multiple tasks which will be billed as the tasks are completed. During the three and six months ended July 27, 2019, the Company performed services and recognized $2.6 million and $10.6 million, respectively, of contract revenues related to its contract liabilities that existed at January 26, 2019. See Note 6, Other Current Assets and Other Assets, for information on the Company’s long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of July 27, 2019 or January 26, 2019 were as follows (dollars in millions):

	July 27, 2019		January 26, 2019
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$481.8	42.3%	$298.4	36.2%
CenturyLink, Inc.	$171.4	15.0%	$147.2	17.9%
Comcast Corporation	$142.9	12.5%	$127.2	15.4%
AT&T Inc.	$112.3	9.8%	$90.6	11.0%

The Company believes that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net as of July 27, 2019 or January 26, 2019.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	July 27, 2019	January 26, 2019
Prepaid expenses	$16,704	$12,758
Deposits and other current assets	12,860	14,762
Insurance recoveries/receivables for accrued insurance claims	16	—
Restricted cash	1,556	1,556
Receivables on equipment sales	835	69
Total other current assets	$31,971	$29,145

Other assets consisted of the following (dollars in thousands):

	July 27, 2019	January 26, 2019
Long-term contract assets	$26,173	$30,399
Deferred financing costs	8,044	9,036
Restricted cash	3,753	4,253
Insurance recoveries/receivables for accrued insurance claims	5,000	13,684
Long-term accounts receivable, net	—	24,815
Other non-current deposits and assets	9,619	7,251
Total other assets	$52,589	$89,438

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the six months ended July 27, 2019, total insurance recoveries/receivables decreased approximately $8.7 million primarily due to the settlement of claims.

Long-term contract assets represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers.

Long-term accounts receivable, net of allowance for doubtful accounts, represent trade receivables due from Windstream Holdings, Inc. as of January 26, 2019. During the six months ended July 27, 2019 the Company collected a substantial portion of these accounts receivable.

7. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	July 27, 2019	January 26, 2019
Cash and equivalents	$12,583	$128,342
Restricted cash included in:
Other current assets	1,556	1,556
Other assets	3,753	4,253
Total cash and equivalents and restricted cash	$17,892	$134,151

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	July 27, 2019	January 26, 2019
Land	—	$4,024	$4,359
Buildings	10-35	12,882	13,555
Leasehold improvements	1-10	16,979	16,185
Vehicles	1-5	614,128	589,741
Computer hardware and software	1-7	147,524	140,327
Office furniture and equipment	1-10	13,396	12,804
Equipment and machinery	1-10	308,667	296,408
Total		1,117,600	1,073,379
Less: accumulated depreciation		(695,336)	(648,628)
Property and equipment, net		$422,264	$424,751

Depreciation expense was $41.9 million and $39.0 million for the three months ended July 27, 2019 and July 28, 2018, respectively, and $82.9 million and $76.7 million for the six months ended July 27, 2019 and July 28, 2018, respectively.

9. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the three or six months ended July 27, 2019. The goodwill balance consisted of the following (dollars in thousands):

July 27, 2019
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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2019 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of July 27, 2019, the Company continues to believe the goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	July 27, 2019				January 26, 2019
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	10.6	$312,017	$168,124	$143,893	$312,017	$157,691	$154,326
Trade names, finite	7.9	10,350	8,522	1,828	10,350	8,312	2,038
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	1.0	200	158	42	200	139	61
		$327,267	$176,804	$150,463	$327,267	$166,142	$161,125

Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.3 million and $5.8 million for the three months ended July 27, 2019 and July 28, 2018, respectively, and $10.7 million and $11.5 million for the six months ended July 27, 2019 and July 28, 2018, respectively.

As of July 27, 2019, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

10. Accrued Insurance Claims

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

	July 27, 2019	January 26, 2019
Accrued insurance claims - current	$41,075	$39,961
Accrued insurance claims - non-current	58,492	68,315
Total accrued insurance claims	$99,567	$108,276

Insurance recoveries/receivables:
Current (included in Other current assets)	$16	$—
Non-current (included in Other assets)	5,000	13,684
Total insurance recoveries/receivables	$5,016	$13,684

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the six months ended July 27, 2019, total insurance recoveries/receivables decreased approximately $8.7 million primarily due to the settlement of claims. Accrued insurance claims decreased by a corresponding amount.

11. Leases

The Company leases the majority of its office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 10 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and six months ended July 27, 2019 (dollars in thousands):

	For the Three Months Ended	For the Six Months Ended
	July 27, 2019	July 27, 2019
Lease cost under long-term operating leases	$8,292	$16,712
Lease cost under short-term operating leases	8,608	16,994
Variable lease cost under short-term and long-term operating leases(1)	1,131	2,272
Total lease cost	$18,031	$35,978

(1) Variable lease expense primarily includes insurance, maintenance, and other operating expenses related to the Company’s leased office facilities.

The Company’s operating lease liabilities related to long-term operating leases were $70.1 million as of July 27, 2019. Supplemental balance sheet information related to these liabilities is as follows:

July 27, 2019
Weighted average remaining lease term	3.4 years
Weighted average discount rate	5.3%

Supplemental cash flow information related to the Company’s long-term operating lease liabilities as of July 27, 2019 is as follows (dollars in thousands):

	For the Three Months Ended	For the Six Months Ended
	July 27, 2019	July 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$8,022	$15,473
Operating lease right-of-use assets obtained in exchange for operating lease liabilities:	$7,777	$13,291

As of July 27, 2019, maturities of the Company’s lease liabilities under its long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2020	$15,293
2021	25,662
2022	17,417
2023	9,343
2024	5,737
Thereafter	4,613
Total lease payments	78,065
Less: imputed interest	(7,943)
Total	$70,122

As of July 27, 2019, the Company had additional operating leases that have not yet commenced of $1.2 million. These leases will commence during the second quarter of fiscal 2020.

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

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 27, 2019	January 26, 2019
Accrued payroll and related taxes	$30,042	$25,591
Accrued employee benefit and incentive plan costs	15,985	25,482
Accrued construction costs	50,175	36,449
Other current liabilities	20,957	16,552
Total other accrued liabilities	$117,159	$104,074

During the six months ended July 27, 2019, accrued construction costs increased primarily due to $10.5 million of warranty costs for work performed for a customer in prior periods.

13. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	July 27, 2019	January 26, 2019
Credit Agreement - Revolving facility (matures October 2023)	$65,000	$—
Credit Agreement - Term loan facility (matures October 2023)	450,000	450,000
0.75% convertible senior notes, net (mature September 2021)	434,152	423,199
	949,152	873,199
Less: current portion	(16,875)	(5,625)
Long-term debt	$932,277	$867,574

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

Standby letters of credit of approximately $52.3 million and $48.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of July 27, 2019 and January 26, 2019, respectively.

The weighted average interest rates and fees for balances under the Credit Agreement as of July 27, 2019 and January 26, 2019 were as follows:

	Weighted Average Rate End of Period
	July 27, 2019	January 26, 2019
Borrowings - Term loan facilities	4.02%	4.25%
Borrowings - Revolving facility(1)	4.61%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of January 26, 2019.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve-month consolidated EBITDA to its consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant. This covenant becomes effective beginning 91 days prior to the maturity date of the Company’s 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, the Company would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At July 27, 2019 and January 26, 2019, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability under the revolving facility of $276.5 million and $412.9 million, respectively, as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, the Company issued 0.75% convertible senior notes due September 2021 in a private placement in the principal amount of $485.0 million. The Notes, governed by the terms of an indenture between the Company and a bank trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event the Company fails to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture.

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

During the three months ended July 27, 2019, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of July 27, 2019. As a result, the Notes were not convertible during the three months ended July 27, 2019 and are classified as long-term debt.

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. During the three months ended July 27, 2019 and July 28, 2018, the Company incurred $5.0 million and $4.8 million, respectively, of interest expense for the non-cash amortization of the debt discount. During the six months ended July 27, 2019 and July 28, 2018, the company incurred $9.9 million and $9.4 million, respectively, of interest expense for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	July 27, 2019	January 26, 2019
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(45,848)	(55,795)
Less: Debt issuance costs	(5,000)	(6,006)
Net carrying amount of Notes	$434,152	$423,199

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $99.00 and $96.31 as of July 27, 2019 and January 26, 2019, respectively (dollars in thousands):

	July 27, 2019	January 26, 2019
Fair value of principal amount of Notes	$480,150	$467,104
Less: Debt discount and debt issuance costs	(50,848)	(61,801)
Fair value of Notes	$429,302	$405,303

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
The Company’s effective income tax rate of 30.0% and 27.7% for the six months ended July 27, 2019 and July 28, 2018, respectively, differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, and certain tax impacts from the vesting and exercise of share-based awards. Additionally, during the three months ended July 27, 2019, the Company recognized $1.1 million of income tax expense related to a previous tax year filing.
15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Gain on sale of fixed assets	$4,806	$4,909	$11,544	$13,324
Discount fee expense	(1,262)	(1,013)	(2,561)	(1,953)
Miscellaneous income, net	462	260	722	497
Total other income, net	$4,006	$4,156	$9,705	$11,868

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

16. Capital Stock

Repurchases of Common Stock. On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. As of July 27, 2019, $150.0 million of the repurchase authorization remained available.

The Company did not repurchase any of its common stock during the six months ended July 27, 2019 and July 28, 2018.

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

Stock-based compensation expense and the related tax benefit recognized during the three and six months ended July 27, 2019 and July 28, 2018 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Stock-based compensation	$2,277	$6,048	$5,756	$10,911
Income tax effect of stock-based compensation	$561	$1,420	$1,429	$2,489

In addition, during the three months ended July 27, 2019 and July 28, 2018, the Company realized a nominal amount of net excess tax benefits and approximately $0.4 million of excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the six months ended July 27, 2019 and July 28, 2018, the Company realized approximately $0.6 million of net tax deficiencies and $0.5 million of excess tax benefits, respectively.

As of July 27, 2019, the Company had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.7 million, $11.4 million, and $15.1 million, respectively. This expense will be recognized over a weighted-average number of years of 2.5, 2.6, and 1.8, respectively, based on the average remaining service periods for the awards. As of July 27, 2019, the Company may recognize an additional $30.3 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the six months ended July 27, 2019:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 26, 2019	583,291	$34.24
Granted	39,276	$45.94
Options exercised	(16,870)	$10.79
Canceled	—	$—
Outstanding as of July 27, 2019	605,697	$35.65

Exercisable options as of July 27, 2019	503,200	$28.10

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended July 27, 2019:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 26, 2019	126,470	$87.92	377,354	$96.51
Granted	112,172	$48.22	475,629	$45.94
Share units vested	(19,063)	$90.44	(43,900)	$93.49
Forfeited or canceled	(586)	$67.88	(33,960)	$99.57
Outstanding as of July 27, 2019	218,993	$67.42	775,123	$65.52

The total number of granted Performance RSUs presented above consists of 333,567 target shares and 142,062 supplemental shares. The total number of Performance RSUs outstanding as of July 27, 2019 consists of 547,946 target shares and 227,177 supplemental shares. With respect to the Company’s Performance Year ended July 27, 2019, approximately 58,351 target shares and 33,068 supplemental shares will be canceled during the three months ended October 26, 2019 as a result of the performance period criteria being partially met.

18. Customer Concentration and Revenue Information

Geographic Location

The Company provides services throughout the United States. Contract revenues from services previously provided in Canada were not material during the three or six months ended July 27, 2019 or July 28, 2018.

Significant Customers

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 79.4% and 78.3% of its total contract revenues during the six months ended July 27, 2019 and July 28, 2018, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three or six months ended July 27, 2019 or July 28, 2018, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 27, 2019		July 28, 2018		July 27, 2019		July 28, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$205.0	23.2%	$147.3	18.4%	$384.8	22.4%	$269.5	17.6%
AT&T Inc.	183.3	20.7	165.2	20.7	392.5	22.8	342.2	22.4
CenturyLink, Inc.	138.7	15.7	107.6	13.5	248.5	14.5	197.2	12.9
Comcast Corporation	133.2	15.1	171.2	21.4	270.3	15.7	330.3	21.6
Total other customers combined	224.0	25.3	208.2	26.0	421.9	24.6	391.6	25.5
Total contract revenues	$884.2	100.0%	$799.5	100.0%	$1,718.0	100.0%	$1,530.8	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on the Company’s customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and six months ended July 27, 2019 and July 28, 2018 were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 27, 2019		July 28, 2018		July 27, 2019		July 28, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$804.4	91.0%	$726.7	90.9%	$1,565.8	91.2%	$1,393.9	91.1%
Underground facility locating	53.8	6.1	49.0	6.1	102.0	5.9	94.1	6.1
Electrical and gas utilities and other	26.0	2.9	23.8	3.0	50.2	2.9	42.8	2.8
Total contract revenues	$884.2	100.0%	$799.5	100.0%	$1,718.0	100.0%	$1,530.8	100.0%

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

On December 17, 2018, a shareholder derivative action was filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors, alleging that the directors breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. The Company believes the allegations in the lawsuit are without merit and expects it to be vigorously defended. On February 28, 2019, the Court stayed this lawsuit pending a further Order from the Court. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

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

Commitments

Performance and Payment Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of July 27, 2019 and January 26, 2019, the Company had $156.1 million and $123.5 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of its insurance program the Company also provides surety bonds that collateralize its obligations to its insurance carriers. As of July 27, 2019 and January 26, 2019, the Company had $23.4 million and $23.2 million, respectively, of outstanding surety bonds related to its insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has issued standby letters of credit under its Credit Agreement that collateralize its obligations to its insurance carriers. As of July 27, 2019 and January 26, 2019, the Company had $52.3 million and $48.6 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

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

Introduction

We are a leading provider of specialty contracting services throughout the United States. We are providing program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We provide the labor, tools, and equipment necessary to plan, design, engineer, locate, expand, upgrade, install, and maintain the telecommunications infrastructure of our customers.

Significant demand for wireless broadband is driven by the proliferation of smartphones and other mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses directly or wirelessly using 5G technologies. We believe wireline deployments are an integral element of what is expected to be a decades’ long deployment of fully converged wireless/wireline networks that will enable high bandwidth low latency 5G applications. The industry effort required to deploy these converged networks continues to meaningfully broaden our set of opportunities.

Wireless construction activity in support of expanded coverage and capacity has begun to accelerate through the deployment of enhanced macro cells and new small cells. Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber to the home to enable 1 gigabit high-speed connections. Cable operators are deploying fiber to small and medium business customers, and a portion of these deployments are in anticipation of the sales process to their customers. Fiber deep deployments to expand capacity as well as new build opportunities are underway. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business. In addition, we are increasingly providing integrated planning; engineering and design; procurement and construction; and maintenance services for wired and converged wireless/wireline networks.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, and electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the six months ended July 27, 2019 and July 28, 2018 accounting for approximately 79.4% and 78.3%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three or six months ended July 27, 2019 or July 28, 2018:

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Verizon Communications Inc.	23.2%	18.4%	22.4%	17.6%
AT&T Inc.	20.7%	20.7%	22.8%	22.4%
CenturyLink, Inc.	15.7%	13.5%	14.5%	12.9%
Comcast Corporation	15.1%	21.4%	15.7%	21.6%
Windstream Holdings, Inc.	3.9%	3.6%	4.0%	3.5%
Charter Communications, Inc.	2.6%	3.9%	2.6%	3.9%

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Multi-year master service agreements	63.0%	63.9%	62.5%	63.1%
Other long-term contracts	25.5	22.8	26.5	23.6
Total long-term contracts	88.5%	86.7%	89.0%	86.7%

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

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 20% and approximately 5% of contract revenues during the six months ended July 27, 2019 and July 28, 2018, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the six months ended July 27, 2019 and July 28, 2018, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 27, 2019		July 28, 2018		July 27, 2019		July 28, 2018
Contract revenues	$884.2	100.0%	$799.5	100.0%	$1,718.0	100.0%	$1,530.8	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	720.4	81.5	642.4	80.4	1,422.2	82.8	1,241.9	81.1
General and administrative	65.1	7.4	64.6	8.1	123.7	7.2	126.8	8.3
Depreciation and amortization	47.2	5.3	44.8	5.6	93.6	5.4	88.2	5.8
Total	832.7	94.2	751.7	94.0	1,639.5	95.4	1,456.9	95.2
Interest expense, net	(12.9)	(1.5)	(10.4)	(1.3)	(25.1)	(1.5)	(20.6)	(1.3)
Other income, net	4.0	0.5	4.2	0.5	9.7	0.6	11.9	0.8
Income before income taxes	42.6	4.8	41.4	5.2	63.1	3.7	65.2	4.3
Provision for income taxes	12.7	1.4	11.5	1.4	18.9	1.1	18.0	1.2
Net income	$29.9	3.4%	$29.9	3.7%	$44.2	2.6%	$47.1	3.1%

Contract Revenues. Contract revenues were $884.2 million during the three months ended July 27, 2019 compared to $799.5 million during the three months ended July 28, 2018. During the three months ended July 28, 2018, contract revenues from storm restoration services were $3.8 million while there were no significant revenues from storm restoration services in the current quarter.

Excluding amounts generated from storm restoration services, contract revenues increased by $88.5 million during the three months ended July 27, 2019 compared to the three months ended July 28, 2018. Contract revenues increased by approximately $57.6 million for a large telecommunications customer primarily related to services for fiber deployments. Included in this increase are amounts from a contract modification that provides for incremental revenue, of which $11.8 million related to services performed in periods prior to the second quarter of fiscal 2020. Contract revenues also increased by approximately $31.2 million for a large telecommunications customer primarily for increases in services performed under existing contracts. Additionally, contract revenues increased by approximately $21.8 million for a large telecommunications customer improving its network and by approximately $5.9 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, contract revenues decreased by approximately $38.0 million from a leading cable multiple system operator for construction and maintenance services. All other customers had net increases in contract revenues of $10.0 million on a combined basis during the three months ended July 27, 2019 compared to the three months ended July 28, 2018.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.0%, 6.1%, and 2.9%, respectively, for the three months ended July 27, 2019 compared to 90.9%, 6.1%, and 3.0%, respectively, for the three months ended July 28, 2018.

Contract revenues were $1.718 billion during the six months ended July 27, 2019 compared to $1.531 billion during the six months ended July 28, 2018. Contract revenues from an acquired business that was not owned for the entire period in both the current and prior year periods were $13.4 million and $14.9 million for the six months ended July 27, 2019 and July 28, 2018, respectively. Additionally, we earned $4.7 million and $18.6 million of contract revenues from storm restoration services during the six months ended July 27, 2019 and July 28, 2018, respectively.

Excluding amounts generated by an acquired business and amounts from storm restoration services, contract revenues increased by $202.5 million during the six months ended July 27, 2019 compared to the six months ended July 28, 2018. Contract revenues increased by approximately $115.3 million for a large telecommunications customer primarily related to services for fiber deployments. Included in this increase are amounts from a contract modification that provides for incremental revenue, of which $8.9 million related to services performed in periods prior to fiscal 2020. Contract revenues also increased by approximately $68.3 million for a large telecommunications customer improving its network. Additionally, contract revenues increased by approximately $47.1 million for a large telecommunications customer primarily for increases in services performed under existing contracts and by approximately $15.2 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, contract revenues decreased by approximately $58.5 million from a leading cable multiple system operator for construction and maintenance services. All other customers had net increases in contract revenues of $15.1 million on a combined basis during the six months ended July 27, 2019 compared to the six months ended July 28, 2018.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.2%, 5.9%, and 2.9%, respectively, for the six months ended July 27, 2019 compared to 91.1%, 6.1%, and 2.8%, respectively, for the six months ended July 28, 2018.

Costs of Earned Revenues. Costs of earned revenues increased to $720.4 million, or 81.5% of contract revenues, during the three months ended July 27, 2019 compared to $642.4 million, or 80.4% of contract revenues, during the three months ended July 28, 2018. The primary components of the increase were a $55.9 million aggregate increase in direct labor and subcontractor costs, a $14.4 million increase in direct materials, and a $3.1 million increase in equipment maintenance and fuel costs combined. Other direct costs increased $4.7 million on a combined basis.

Costs of earned revenues as a percentage of contract revenues increased 1.1% during the three months ended July 27, 2019 compared to the three months ended July 28, 2018. As a percentage of contract revenues, labor and subcontracted labor costs increased 0.5% during the three months ended July 27, 2019 primarily resulting from the impact of a large customer program. In addition, direct materials increased 0.8% as a percentage of contract revenues primarily as a result of mix of work. Partially offsetting these increases, equipment maintenance and fuel costs combined decreased 0.1% as a percentage of contract revenues. Other direct costs decreased 0.1% as a percentage of contract revenues.

Costs of earned revenues increased to $1.422 billion, or 82.8% of contract revenues, during the six months ended July 27, 2019 compared to $1.242 billion, or 81.1% of contract revenues, during the six months ended July 28, 2018. The primary components of the increase were a $131.0 million aggregate increase in direct labor and subcontractor costs, a $26.9 million increase in direct materials, and a $8.3 million increase in equipment maintenance and fuel costs combined. Other direct costs increased $14.0 million on a combined basis, which included $10.5 million during the six months ended July 27, 2019 for estimated warranty costs for work performed for a customer in prior periods.

Costs of earned revenues as a percentage of contract revenues increased 1.7% during the six months ended July 27, 2019 compared to the six months ended July 28, 2018. As a percentage of contract revenues, labor and subcontracted labor costs increased 0.9% during the six months ended July 27, 2019 primarily resulting from the impact of a large customer program. In addition, direct materials increased 0.7% as a percentage of contract revenues primarily as a result of mix of work. Other direct costs remained steady as a percentage of contract revenues as a result of a 0.4% increase primarily related to estimated warranty costs for work performed for a customer in prior periods being offset by a 0.4% decrease as a result of operating leverage on our increased level of operations during the six months ended July 27, 2019.

General and Administrative Expenses. General and administrative expenses increased to $65.1 million, or 7.4% of contract revenues, during the three months ended July 27, 2019 compared to $64.6 million, or 8.1% of contract revenues, during the three months ended July 28, 2018. The increase in total general and administrative expenses during the three months ended July 27, 2019 primarily resulted from increased payroll costs, partially offset by lower performance-based compensation costs. The decrease in total general and administrative expenses as a percentage of contract revenues is primarily attributable to lower performance-based compensation costs during the three months ended July 27, 2019.

General and administrative expenses decreased to $123.7 million, or 7.2% of contract revenues, during the six months ended July 27, 2019 compared to $126.8 million, or 8.3% of contract revenues, during the six months ended July 28, 2018. The decrease in total general and administrative expenses during the six months ended July 27, 2019 is primarily a result of a $10.3 million recovery in the first quarter of fiscal 2020 of accounts receivable and contract assets that were reserved in fiscal 2019 and lower stock-based compensation. These decreases were partially offset by increased payroll and legal costs during the six months ended July 27, 2019. The decrease in total general and administrative expenses as a percentage of contract revenues is primarily attributable to the recovery of previously reserved accounts receivable and contract assets as well as lower stock-based compensation during the six months ended July 27, 2019.

Depreciation and Amortization. Depreciation expense was $41.9 million, or 4.7% of contract revenues, during the three months ended July 27, 2019 compared to $39.0 million, or 4.9% of contract revenues, during the three months ended July 28, 2018. Depreciation expense was $82.9 million, or 4.8% of contract revenues, during the six months ended July 27, 2019 compared to $76.7 million, or 5.0% of contract revenues, during the six months ended July 28, 2018. The increase in depreciation expense during the three and six months ended July 27, 2019 is primarily due to the addition of fixed assets during fiscal 2019 to support our expanded in-house workforce and the normal replacement cycle of fleet assets.

Amortization expense was $5.3 million and $5.8 million during the three months ended July 27, 2019 and July 28, 2018, respectively, and $10.7 million and $11.5 million during the six months ended July 27, 2019 and July 28, 2018, respectively.

Interest Expense, Net. Interest expense, net was $12.9 million and $10.4 million during the three months ended July 27, 2019 and July 28, 2018, respectively. Interest expense includes $5.0 million and $4.8 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “Notes”) during the three months ended July 27, 2019 and July 28, 2018, respectively. Excluding this amortization, interest expense, net increased to $7.9 million during the three months ended July 27, 2019 from $5.7 million during the three months ended July 28, 2018 as a result of higher outstanding borrowings.

Interest expense, net was $25.1 million and $20.6 million during the six months ended July 27, 2019 and July 28, 2018, respectively. Interest expense includes $9.9 million and $9.4 million for the non-cash amortization of the debt discount associated with the Notes during the six months ended July 27, 2019 and July 28, 2018, respectively. Excluding this amortization, interest expense, net increased to $15.2 million during the six months ended July 27, 2019 from $11.2 million during the six months ended July 28, 2018 as a result of higher outstanding borrowings.

Other Income, Net. Other income, net was $4.0 million and $4.2 million during the three months ended July 27, 2019 and July 28, 2018, respectively, and $9.7 million and $11.9 million during the six months ended July 27, 2019 and July 28, 2018, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $4.8 million and $4.9 million during the three months ended July 27, 2019 and July 28, 2018, respectively, and $11.5 million and $13.3 million during the six months ended July 27, 2019 and July 28, 2018, respectively. Other income, net also reflects $1.3 million and $1.0 million of discount fee expense during the three months ended July 27, 2019 and July 28, 2018, respectively, and $2.6 million and $2.0 million during the six months ended July 27, 2019 and July 28, 2018, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended July 27, 2019 and July 28, 2018 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Income tax provision	$12.7	$11.5	$18.9	$18.0
Effective income tax rate	29.8%	27.9%	30.0%	27.7%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state where the work was performed during the periods, variances in non-deductible and non-taxable items during the periods, and the impact of the vesting and exercise of share-based awards. Additionally, during the three months ended July 27, 2019, the Company recognized $1.1 million of income tax expense related to a previous tax year filing.

Net Income. Net income was $29.9 million for the three months ended July 27, 2019 compared to $29.9 million for the three months ended July 28, 2018. Net income was $44.2 million for the six months ended July 27, 2019 compared to $47.1 million for the six months ended July 28, 2018.

Non-GAAP Adjusted EBITDA. Adjusted EBITDA is a Non-GAAP measure, as defined by Regulation G of the SEC. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, gain on sale of fixed assets, stock-based compensation expense, and certain non-recurring items. Management believes Adjusted EBITDA is a helpful measure for comparing the Company’s operating performance with prior periods as well as with the performance of other companies with different capital structures or tax rates. The following table provides a reconciliation of net income to Non-GAAP Adjusted EBITDA (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2019	July 28, 2018	July 27, 2019	July 28, 2018
Net income	$29,896	$29,900	$44,175	$47,131
Interest expense, net	12,878	10,446	25,111	20,612
Provision for income taxes	12,710	11,544	18,909	18,022
Depreciation and amortization	47,244	44,805	93,586	88,160
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	102,728	96,695	181,781	173,925
Gain on sale of fixed assets	(4,806)	(4,909)	(11,544)	(13,324)
Stock-based compensation expense	2,277	6,048	5,756	10,911
Recovery of previously reserved accounts receivable and contract assets	—	—	(10,345)	—
Q1-20 charge for warranty costs	—	—	8,200	—
Non-GAAP Adjusted EBITDA	$100,199	$97,834	$173,848	$171,512

Non-GAAP Adjusted EBITDA % of contract revenues	11.3%	12.2%	10.1%	11.2%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $12.6 million as of July 27, 2019 compared to $128.3 million as of January 26, 2019. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

In connection with the issuance of the Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. We are subject to counterparty risk with respect to these convertible note hedge transactions. The hedge counterparties are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions. To mitigate that risk, we contracted with institutional counterparties who met specific requirements under our risk assessment process. Additionally, the transactions are subject to a netting arrangement, which also reduces credit risk.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $967.8 million as of July 27, 2019 compared to $817.1 million as of January 26, 2019.

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

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement (as defined below), are sufficient to meet our financial obligations. These obligations include interest payments required on the Notes and outstanding term loan facilities and revolver borrowings under our Credit Agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay Credit Agreement borrowings, or repurchase or convert the Notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our Credit Agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for the six months ended July 27, 2019 and July 28, 2018 (dollars in millions):

	For the Six Months Ended
	July 27, 2019	July 28, 2018
Net cash flows:
(Used in) provided by operating activities	$(109.7)	$37.2
Used in investing activities	$(70.9)	$(84.9)
Provided by (used in) financing activities	$64.3	$(11.7)

Cash (Used in) Provided by Operating Activities. Non-cash items in cash flows from operating activities during the current and prior periods were primarily depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt recovery.

During the six months ended July 27, 2019, net cash used in operating activities was $109.7 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $269.5 million of operating cash flow during the six months ended July 27, 2019. Working capital changes that used operating cash flow during the six months ended July 27, 2019 included increases in accounts receivable; contract assets, net; and other current assets and inventories of $171.5 million, $143.6 million, and $15.4 million respectively. In addition, a net decrease in accrued liabilities used $1.7 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during April 2019 and payments made related to operating lease liabilities, partially offset by a $10.5 million charge for estimated warranty costs for work performed for a customer in prior periods. Changes that provided operating cash flow during the six months ended July 27, 2019 included a net decrease in other assets of $37.0 million primarily as a result of collections of long-term accounts receivable and a reduction of long-term contract assets. In addition, operating cash flow was provided by an increase in accounts payable of $21.6 million and a net decrease in income tax receivable of $3.9 million during the six months ended July 27, 2019, each primarily as a result of the timing of payments.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 117 days as of July 27, 2019 compared to 96 days as of July 28, 2018. The increase in our DSO was primarily a result of an increase in the amount of work performed under a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of July 27, 2019 and January 26, 2019 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of July 27, 2019 or January 26, 2019.

During the six months ended July 28, 2018, net cash provided by operating activities was $37.2 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $113.9 million of operating cash flow during the six months ended July 28, 2018. Working capital changes that used operating cash flow during the six months ended July 28, 2018 included increases in accounts receivable and contract assets, net of $48.8 million and $110.5 million, respectively. Additionally, net increases in other current and non-current assets combined used $12.1 million of operating cash flow during the six months ended July 28, 2018 primarily for increases in inventory, and for other costs that coincide with the beginning of our fiscal year. Working capital changes that provided operating cash flow during the six months ended July 28, 2018 included increases in accounts payable and accrued liabilities of $24.3 million and $26.3 million, respectively, primarily resulting from the timing of payments. In addition, a net decrease in income tax receivable provided $7.0 million of operating cash flow during the six months ended July 28, 2018 primarily as a result of the timing of estimated tax payments.

Cash Used in Investing Activities. Net cash used in investing activities was $70.9 million during the six months ended July 27, 2019 compared to $84.9 million during the six months ended July 28, 2018. During the six months ended July 27, 2019 and July 28, 2018, capital expenditures were $83.9 million and $80.5 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $12.8 million and $15.0 million during the six months ended July 27, 2019 and July 28, 2018, respectively. During the six months ended July 28, 2018 we paid $20.9 million in connection with the acquisition of certain assets and assumption of certain liabilities of a telecommunications construction and maintenance services provider, net of cash acquired. Additionally, we received $0.3 million and $1.6 million of escrowed funds during the six months ended July 27, 2019 and July 28, 2018, respectively, in connection with the resolution of certain indemnification claims related to a prior acquisition.
Cash Used in Financing Activities. Net cash provided by financing activities was $64.3 million during the six months ended July 27, 2019. During the six months ended July 27, 2019, borrowings under our Credit Agreement, net of repayments, were $65.0 million. Additionally, we received $0.2 million from the exercise of stock options during the six months ended July 27, 2019. Partially offsetting this, we withheld shares and paid $0.8 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 27, 2019.

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

Standby letters of credit of approximately $52.3 million and $48.6 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of July 27, 2019 and January 26, 2019, respectively.

The weighted average interest rates and fees for balances under the Credit Agreement as of July 27, 2019 and January 26, 2019 were as follows:

	Weighted Average Rate End of Period
	July 27, 2019	January 26, 2019
Borrowings - Term loan facilities	4.02%	4.25%
Borrowings - Revolving facility(1)	4.61%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of January 26, 2019.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant that is applicable beginning 91 days prior to the maturity date of the Notes if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At July 27, 2019 and January 26, 2019, we were in compliance with the financial covenants of the Credit Agreement and had borrowing availability in the revolving facility of $276.5 million and $412.9 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of July 27, 2019 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$485,000	$—	$—	$485,000
Credit agreement – revolving facility	—	—	65,000	—	65,000
Credit agreement – term loan facilities	16,875	53,438	379,687	—	450,000
Fixed interest payments on long-term debt(1)	3,638	5,456	—	—	9,094
Obligations under long-term operating leases(2)	17,635	42,855	14,467	4,302	79,259
Obligations under short-term operating leases(3)	613	—	—	—	613
Employment agreements	14,462	7,045	—	—	21,507
Purchase and other contractual obligations(4)	16,004	4,874	—	—	20,878
Total	$69,227	$598,668	$459,154	$4,302	$1,131,351

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of July 27, 2019 consisted of $450.0 million outstanding under our term loan facilities and $65.0 million of revolver borrowings.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and include long-term operating leases that have not yet commenced of $1.2 million as of July 27, 2019.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of July 27, 2019.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of July 27, 2019, purchase and other contractual obligations includes approximately $14.7 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 27, 2019.

Our condensed consolidated balance sheet as of July 27, 2019 includes a long-term liability of approximately $58.5 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $3.7 million and $3.8 million as of July 27, 2019 and January 26, 2019, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 27, 2019 and January 26, 2019 we had $156.1 million and $123.5 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $67.5 million as of July 27, 2019. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 27, 2019 and January 26, 2019, we had $23.4 million and $23.2 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $52.3 million and $48.6 million outstanding standby letters of credit issued under our credit agreement as of July 27, 2019 and January 26, 2019, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.691 billion and $7.330 billion at July 27, 2019 and January 26, 2019, respectively. We expect to complete 39.4% of the July 27, 2019 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed at the time the estimate of backlog is developed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the six months ended July 27, 2019 or July 28, 2018, many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On July 27, 2019, we had variable rate debt outstanding under our credit agreement of $450.0 million under our term loan facilities and $65.0 million of revolver borrowings. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.6 million annually.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $99.00 and $96.31 as of July 27, 2019 and January 26, 2019, respectively (dollars in thousands):

	July 27, 2019	January 26, 2019
Principal amount of Notes	$485,000	$485,000
Less: Debt discount and debt issuance costs	(50,848)	(61,801)
Net carrying amount of Notes	$434,152	$423,199

Fair value of principal amount of Notes	$480,150	$467,104
Less: Debt discount and debt issuance costs	(50,848)	(61,801)
Fair value of Notes	$429,302	$405,303

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $6.0 million, calculated on a discounted cash flow basis as of July 27, 2019.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. We expect to settle the warrant transactions on a net share basis. See Note 13, Debt, in the notes to the condensed consolidated financial statements for additional discussion of these debt transactions.

We also have market risk for foreign currency exchange rates related to our previous operations in Canada. As of July 27, 2019, the market risk for foreign currency exchange rates was not significant as our operations in Canada were not material.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 27, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
July 27, 2019, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

On December 17, 2018, a shareholder derivative action was filed in the United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors, alleging that the directors breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. The Company believes the allegations in the lawsuit are without merit and expects it to be vigorously defended. On February 28, 2019, the Court stayed this lawsuit pending a further Order from the Court. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended July 27, 2019, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
July 27, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 28, 2019 - May 25, 2019	—	$—	—	(1)
May 26, 2019 - June 22, 2019	—	$—	—	(1)
June 23, 2019 - July 27, 2019	—	$—	—	(1)

(1) On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. As of July 27, 2019, $150.0 million of the repurchase authorization remained available.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1 +	Employment Agreement for Ryan F. Urness dated as of October 31, 2018.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2019 formatted in eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	August 29, 2019	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	August 29, 2019	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer