Form 10-Q
period 2019-10-26
DYCOM INDUSTRIES INC
filed 2019-11-27
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2019

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

There were 31,523,782 shares of common stock with a par value of $0.33 1/3 outstanding at November 25, 2019.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	October 26, 2019	January 26, 2019
ASSETS
Current assets:
Cash and equivalents	$11,837	$128,342
Accounts receivable, net	919,496	625,258
Contract assets	343,191	215,849
Inventories	104,923	94,385
Income tax receivable	—	3,461
Other current assets	32,483	29,145
Total current assets	1,411,930	1,096,440

Property and equipment, net	394,516	424,751
Operating lease right-of-use assets	68,468	—
Goodwill	325,749	325,749
Intangible assets, net	145,193	161,125
Other assets	49,720	89,438
Total non-current assets	983,646	1,001,063
Total assets	$2,395,576	$2,097,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,531	$119,485
Current portion of debt	22,500	5,625
Contract liabilities	19,893	15,125
Accrued insurance claims	41,884	39,961
Operating lease liabilities	25,739	—
Income taxes payable	9,516	721
Other accrued liabilities	115,724	104,074
Total current liabilities	364,787	284,991

Long-term debt	970,243	867,574
Accrued insurance claims - non-current	58,352	68,315
Operating lease liabilities - non-current	43,217	—
Deferred tax liabilities, net - non-current	73,158	65,963
Other liabilities	5,669	6,492
Total liabilities	1,515,426	1,293,335

COMMITMENTS AND CONTINGENCIES, Note 19

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,520,485 and 31,430,031 issued and outstanding, respectively	10,507	10,477
Additional paid-in capital	30,040	22,489
Accumulated other comprehensive loss	(1,285)	(1,282)
Retained earnings	840,888	772,484
Total stockholders’ equity	880,150	804,168
Total liabilities and stockholders’ equity	$2,395,576	$2,097,503

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 26, 2019	October 27, 2018

Contract revenues	$884,115	$848,237

Costs of earned revenues, excluding depreciation and amortization	724,378	687,164
General and administrative	69,875	68,763
Depreciation and amortization	47,356	45,533
Total	841,609	801,460

Interest expense, net	(13,128)	(11,310)
Other income, net	1,407	2,817
Income before income taxes	30,785	38,284

Provision for income taxes	6,556	10,454

Net income	$24,229	$27,830

Earnings per common share:
Basic	$0.77	$0.89

Diluted	$0.76	$0.87

Shares used in computing earnings per common share:
Basic	31,502,543	31,246,591

Diluted	31,826,845	31,834,542

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	October 26, 2019	October 27, 2018

Contract revenues	$2,602,079	$2,379,081

Costs of earned revenues, excluding depreciation and amortization	2,146,527	1,929,113
General and administrative	193,613	195,601
Depreciation and amortization	140,941	133,694
Total	2,481,081	2,258,408

Interest expense, net	(38,239)	(31,922)
Other income, net	11,111	14,686
Income before income taxes	93,870	103,437

Provision for income taxes	25,466	28,476

Net income	$68,404	$74,961

Earnings per common share:
Basic	$2.17	$2.40

Diluted	$2.15	$2.34

Shares used in computing earnings per common share:
Basic	31,480,759	31,214,172

Diluted	31,811,505	32,065,229

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net income	$24,229	$27,830	$68,404	$74,961
Foreign currency translation losses, net of tax	—	(6)	(3)	(127)
Comprehensive income	$24,229	$27,824	$68,401	$74,834

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 27, 2019	31,489,923	$10,496	$27,563	$(1,285)	$816,659	$853,433
Stock options exercised	9,609	3	127	—	—	130
Stock-based compensation	1,301	—	2,694	—	—	2,694
Issuance of restricted stock, net of tax withholdings	19,652	8	(344)	—	—	(336)
Other comprehensive loss	—	—	—	—	—	—
Net income	—	—	—	—	24,229	24,229
Balances as of October 26, 2019	31,520,485	$10,507	$30,040	$(1,285)	$840,888	$880,150

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 28, 2018	31,224,470	$10,408	$17,356	$(1,267)	$756,708	$783,205
Stock options exercised	10,775	4	116	—	—	120
Stock-based compensation	925	—	7,366	—	—	7,366
Issuance of restricted stock, net of tax withholdings	47,241	16	(1,673)	—	—	(1,657)
Other comprehensive loss	—	—	—	(6)	—	(6)
Net income	—	—	—	—	27,830	27,830
Balances as of October 27, 2018	31,283,411	$10,428	$23,165	$(1,273)	$784,538	$816,858

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 26, 2019	31,430,031	$10,477	$22,489	$(1,282)	$772,484	$804,168
Stock options exercised	26,479	9	304	—	—	313
Stock-based compensation	4,538	—	8,450	—	—	8,450
Issuance of restricted stock, net of tax withholdings	59,437	21	(1,203)	—	—	(1,182)
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income	—	—	—	—	68,404	68,404
Balances as of October 26, 2019	31,520,485	$10,507	$30,040	$(1,285)	$840,888	$880,150

	For the Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2018	31,185,669	$10,395	$6,170	$(1,146)	$709,577	$724,996
Stock options exercised	45,217	16	485	—	—	501
Stock-based compensation	2,015	—	18,277	—	—	18,277
Issuance of restricted stock, net of tax withholdings	50,510	17	(1,767)	—	—	(1,750)
Other comprehensive loss	—	—	—	(127)	—	(127)
Net income	—	—	—	—	74,961	74,961
Balances as of October 27, 2018	31,283,411	$10,428	$23,165	$(1,273)	$784,538	$816,858

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	October 26, 2019	October 27, 2018
Cash flows from operating activities:
Net income	$68,404	$74,961
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	140,941	133,694
Non-cash lease expense	22,263	—
Deferred income tax provision	7,189	15,142
Stock-based compensation	8,450	18,277
Provision for bad debt (recovery), net	(7,015)	(73)
Gain on sale of fixed assets	(13,785)	(17,198)
Amortization of debt discount	15,016	14,223
Amortization of debt issuance costs and other	2,997	2,712
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(297,573)	(213,707)
Contract assets, net	(122,514)	(88,388)
Other current assets and inventories	(13,795)	(16,540)
Other assets	39,219	(26,622)
Income taxes receivable/payable	12,256	8,269
Accounts payable	13,810	35,667
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(9,616)	41,245
Net cash used in operating activities	(133,753)	(18,338)

Cash flows from investing activities:
Capital expenditures	(101,858)	(127,800)
Proceeds from sale of assets	16,169	19,614
Cash paid for acquisitions, net of cash acquired	—	(20,917)
Other investing activities	306	1,576
Net cash used in investing activities	(85,383)	(127,527)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	345,000	423,188
Principal payments on senior credit agreement, including term loans	(242,000)	(331,250)
Debt financing costs	—	(6,684)
Exercise of stock options	313	501
Restricted stock tax withholdings	(1,182)	(1,750)
Net cash provided by financing activities	102,131	84,005
Net decrease in cash and equivalents and restricted cash	(117,005)	(61,860)

Cash, cash equivalents and restricted cash at beginning of period	134,151	90,182

Cash, cash equivalents and restricted cash at end of period	$17,146	$28,322

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$19,966	$16,478
Cash paid for taxes, net	$6,588	$5,652
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,247	$6,482

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Dycom Industries, Inc. (“Dycom” or the “Company”) is a leading provider of specialty contracting services throughout the United States. These services include program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, Dycom provides underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. Dycom supplies the labor, tools, and equipment necessary to provide these services to its customers.

The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2019 and fiscal 2020 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2019. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2019. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the nine months ended October 26, 2019 are disclosed in this Quarterly Report on Form 10‑Q.

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

Accounting Standards Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables and is effective for fiscal years beginning after December 15, 2019. The standard will be applied prospectively with an adjustment to retained earnings. The Company is currently evaluating the effect of the standard on its consolidated financial statements.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net income available to common stockholders (numerator)	$24,229	$27,830	$68,404	$74,961

Weighted-average number of common shares (denominator)	31,502,543	31,246,591	31,480,759	31,214,172

Basic earnings per common share	$0.77	$0.89	$2.17	$2.40

Weighted-average number of common shares	31,502,543	31,246,591	31,480,759	31,214,172
Potential shares of common stock arising from stock options, and unvested restricted share units	324,302	587,951	330,746	605,992
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(1)	—	—	—	245,065
Total shares-diluted (denominator)	31,826,845	31,834,542	31,811,505	32,065,229

Diluted earnings per common share	$0.76	$0.87	$2.15	$2.34

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	239,540	121,722	256,269	68,395
0.75% convertible senior notes due 2021(1)	5,005,734	5,005,734	5,005,734	4,760,669
Warrants(1)	5,005,734	5,005,734	5,005,734	5,005,734
Total	10,251,008	10,133,190	10,267,737	9,834,798

(1) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $96.89 per share conversion price. The Company’s average stock price did not exceed the per share conversion price during the three or nine months ended October 26, 2019; therefore, there was no dilutive impact on earnings per common share for these periods. During the first and second quarters of fiscal 2019, the Company’s average stock price of $110.46 and $99.27, respectively, each exceeded the per share conversion price. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during the period are included in the calculation of diluted earnings per share for the nine months ended October 27, 2018. The warrants associated with the Company’s convertible senior notes will have a dilutive impact on earnings per common share if the Company’s average stock price for the period exceeds the $130.43 per share warrant strike price. As the Company’s average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above.

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

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	October 26, 2019	January 26, 2019
Trade accounts receivable	$408,188	$331,903
Unbilled accounts receivable	503,169	283,463
Retainage	12,696	10,831
Total	924,053	626,197
Less: allowance for doubtful accounts	(4,557)	(939)
Accounts receivable, net	$919,496	$625,258

The Company maintains an allowance for doubtful accounts for estimated losses on uncollected balances. Approximately $16.8 million of the allowance for doubtful accounts as of January 26, 2019 was classified as non-current. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Allowance for doubtful accounts at beginning of period	$924	$948	$17,702	$998
Provision for bad debt (recovery)	3,498	(36)	(7,015)	(73)
Amounts recovered (charged) against the allowance	135	34	(6,130)	21
Allowance for doubtful accounts at end of period	$4,557	$946	$4,557	$946

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	October 26, 2019	January 26, 2019
Contract assets	$343,191	$215,849
Contract liabilities	19,893	15,125
Contract assets, net	$323,298	$200,724

Net contract assets were $323.3 million and $200.7 million as of October 26, 2019 and January 26, 2019, respectively. The increase primarily resulted from services performed under contracts consisting of multiple tasks which will be billed as the tasks are completed. During the three and nine months ended October 26, 2019, the Company performed services and recognized $1.6 million and $12.2 million, respectively, of contract revenues related to its contract liabilities that existed at January 26, 2019. See Note 6, Other Current Assets and Other Assets, for information on the Company’s long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of October 26, 2019 or January 26, 2019 were as follows (dollars in millions):

	October 26, 2019		January 26, 2019
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$511.3	41.1%	$298.4	36.2%
CenturyLink, Inc.	$200.9	16.1%	$147.2	17.9%
Comcast Corporation	$160.2	12.9%	$127.2	15.4%
AT&T Inc.	$111.3	8.9%	$90.6	11.0%

The Company believes that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of October 26, 2019 or January 26, 2019.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	October 26, 2019	January 26, 2019
Prepaid expenses	$15,746	$12,758
Deposits and other current assets	14,665	14,762
Insurance recoveries/receivables for accrued insurance claims	297	—
Restricted cash	1,556	1,556
Receivables on equipment sales	219	69
Other current assets	$32,483	$29,145

Other assets consisted of the following (dollars in thousands):

	October 26, 2019	January 26, 2019
Long-term contract assets	$24,190	$30,399
Deferred financing costs	7,555	9,036
Restricted cash	3,753	4,253
Insurance recoveries/receivables for accrued insurance claims	4,800	13,684
Long-term accounts receivable, net	—	24,815
Other non-current deposits and assets	9,422	7,251
Other assets	$49,720	$89,438

Long-term contract assets represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers.

Long-term accounts receivable, net of allowance for doubtful accounts, represent trade receivables due from Windstream Holdings, Inc. as of January 26, 2019. During the nine months ended October 26, 2019 the Company collected a substantial portion of these accounts receivable.

See Note 10, Accrued Insurance Claims, for information on the Company’s Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	October 26, 2019	January 26, 2019
Cash and cash equivalents	$11,837	$128,342
Restricted cash included in:
Other current assets	1,556	1,556
Other assets	3,753	4,253
Cash, cash equivalents and restricted cash	$17,146	$134,151

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	October 26, 2019	January 26, 2019
Land	—	$4,024	$4,359
Buildings	10-35	12,929	13,555
Leasehold improvements	1-10	17,061	16,185
Vehicles	1-5	617,152	589,741
Computer hardware and software	1-7	148,024	140,327
Office furniture and equipment	1-10	13,288	12,804
Equipment and machinery	1-10	308,682	296,408
Total		1,121,160	1,073,379
Less: accumulated depreciation		(726,644)	(648,628)
Property and equipment, net		$394,516	$424,751

Depreciation expense was $42.1 million and $39.8 million for the three months ended October 26, 2019 and October 27, 2018, respectively, and $125.0 million and $116.5 million for the nine months ended October 26, 2019 and October 27, 2018, respectively.

9. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during the three or nine months ended October 26, 2019. The goodwill balance consisted of the following (dollars in thousands):

October 26, 2019
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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2019 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of October 26, 2019, the Company continues to believe the goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

The Company’s intangible assets consisted of the following (dollars in thousands):

	October 26, 2019				January 26, 2019
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	10.4	$312,017	$173,279	$138,738	$312,017	$157,691	$154,326
Trade names, finite	7.9	10,350	8,627	1,723	10,350	8,312	2,038
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	0.8	200	168	32	200	139	61
		$327,267	$182,074	$145,193	$327,267	$166,142	$161,125

Amortization of the Company’s customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of the Company’s other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.3 million and $5.8 million for the three months ended October 26, 2019 and October 27, 2018, respectively, and $15.9 million and $17.2 million for the nine months ended October 26, 2019 and October 27, 2018, respectively.

As of October 26, 2019, the Company believes that the carrying amounts of its intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

	October 26, 2019	January 26, 2019
Accrued insurance claims - current	$41,884	$39,961
Accrued insurance claims - non-current	58,352	68,315
Accrued insurance claims	$100,236	$108,276

Insurance recoveries/receivables:
Current (included in Other current assets)	$297	$—
Non-current (included in Other assets)	4,800	13,684
Insurance recoveries/receivables	$5,097	$13,684

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the nine months ended October 26, 2019, total insurance recoveries/receivables decreased approximately $8.6 million primarily due to the settlement of claims. Accrued insurance claims decreased by a corresponding amount.

11. Leases

The Company leases the majority of its office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 10 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and nine months ended October 26, 2019 (dollars in thousands):

	For the Three Months Ended	For the Nine Months Ended
	October 26, 2019	October 26, 2019
Lease cost under long-term operating leases	$8,388	$25,095
Lease cost under short-term operating leases	8,641	25,662
Variable lease cost under short-term and long-term operating leases(1)	933	3,182
Total lease cost	$17,962	$53,939

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to the Company’s leased office facilities.

The Company’s operating lease liabilities related to long-term operating leases were $69.0 million as of October 26, 2019. Supplemental balance sheet information related to these liabilities is as follows:

October 26, 2019
Weighted average remaining lease term	3.3 years
Weighted average discount rate	5.3%

Supplemental cash flow information related to the Company’s long-term operating lease liabilities as of October 26, 2019 is as follows (dollars in thousands):

	For the Three Months Ended	For the Nine Months Ended
	October 26, 2019	October 26, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,271	$23,076
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,486	$19,777

As of October 26, 2019, maturities of the Company’s lease liabilities under its long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2020	$7,553
2021	27,405
2022	18,906
2023	10,435
2024	6,369
Thereafter	5,086
Total lease payments	75,754
Less: imputed interest	(6,798)
Total	$68,956

As of October 26, 2019, the Company had additional operating leases that have not yet commenced of $3.1 million. These leases will commence during the fourth quarter of fiscal 2020.

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

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	October 26, 2019	January 26, 2019
Accrued payroll and related taxes	$31,374	$25,591
Accrued employee benefit and incentive plan costs	22,189	25,482
Accrued construction costs	41,042	36,449
Other current liabilities	21,119	16,552
Other accrued liabilities	$115,724	$104,074

13. Debt

The Company’s outstanding indebtedness consisted of the following (dollars in thousands):

	October 26, 2019	January 26, 2019
Credit Agreement - Revolving facility (matures October 2023)	$103,000	$—
Credit Agreement - Term loan facility (matures October 2023)	450,000	450,000
0.75% convertible senior notes, net (mature September 2021)	439,743	423,199
	992,743	873,199
Less: current portion	(22,500)	(5,625)
Long-term debt	$970,243	$867,574

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

Standby letters of credit of approximately $52.3 million and $48.6 million, issued as part of the Company’s insurance program, were outstanding under the Credit Agreement as of October 26, 2019 and January 26, 2019, respectively.

The weighted average interest rates and fees for balances under the Credit Agreement as of October 26, 2019 and January 26, 2019 were as follows:

	Weighted Average Rate End of Period
	October 26, 2019	January 26, 2019
Borrowings - Term loan facilities	3.80%	4.25%
Borrowings - Revolving facility(1)	3.98%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of January 26, 2019.

The Credit Agreement contains a financial covenant that requires the Company to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires the Company to maintain a consolidated interest coverage ratio, which is the ratio of the Company’s trailing twelve-month consolidated EBITDA to its consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant. This covenant becomes effective beginning 91 days prior to the maturity date of the Company’s 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, the Company would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At October 26, 2019 and January 26, 2019, the Company was in compliance with the financial covenants of the Credit Agreement and had borrowing availability under the revolving facility of $207.7 million and $412.9 million, respectively, as determined by the most restrictive covenant.

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

During the three months ended October 26, 2019, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of October 26, 2019. As a result, the Notes were not convertible during the three months ended October 26, 2019 and are classified as long-term debt.

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. During the three months ended October 26, 2019 and October 27, 2018, the Company incurred $5.1 million and $4.8 million, respectively, of interest expense for the non-cash amortization of the debt discount. During the nine months ended October 26, 2019 and October 27, 2018, the Company incurred $15.0 million and $14.2 million, respectively, of interest expense for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	October 26, 2019	January 26, 2019
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$485,000	$485,000
Less: Debt discount	(40,780)	(55,795)
Less: Debt issuance costs	(4,477)	(6,006)
Net carrying amount of Notes	$439,743	$423,199

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $95.62 and $96.31 as of October 26, 2019 and January 26, 2019, respectively (dollars in thousands):

	October 26, 2019	January 26, 2019
Fair value of principal amount of Notes	$463,757	$467,104
Less: Debt discount and debt issuance costs	(45,257)	(61,801)
Fair value of Notes	$418,500	$405,303

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
The Company’s effective income tax rate of 27.1% and 27.5% for the nine months ended October 26, 2019 and October 27, 2018, respectively, differs from the statutory rate for the tax jurisdictions where it operates primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, and certain tax impacts from the vesting and exercise of share-based awards. During the second quarter of fiscal 2020, the Company recognized $1.1 million of income tax expense related to a previous tax year filing. Additionally, during the third quarter of fiscal 2020, the Company recognized $1.8 million of tax credits for qualifying expenditures and other benefits.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Gain on sale of fixed assets	$2,241	$3,874	$13,785	$17,198
Discount fee expense	(959)	(1,028)	(3,520)	(2,981)
Miscellaneous income, net	125	127	846	625
Write-off of deferred financing costs	—	(156)	—	(156)
Other income, net	$1,407	$2,817	$11,111	$14,686

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

16. Capital Stock

Repurchases of Common Stock. On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. As of October 26, 2019, $150.0 million of the repurchase authorization remained available.

The Company did not repurchase any of its common stock during the nine months ended October 26, 2019 and October 27, 2018.

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

Stock-based compensation expense and the related tax benefit recognized during the three and nine months ended October 26, 2019 and October 27, 2018 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Stock-based compensation	$2,694	$7,366	$8,450	$18,277
Income tax effect of stock-based compensation	$669	$2,083	$2,098	$4,572

In addition, during the three months ended October 26, 2019 and October 27, 2018, the Company realized approximately $0.2 million of net tax deficiencies and approximately $0.1 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the nine months ended October 26, 2019 and October 27, 2018, the Company realized approximately $0.8 million of net tax deficiencies and $0.7 million of net excess tax benefits, respectively.

As of October 26, 2019, the Company had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.3 million, $10.1 million, and $10.6 million, respectively. This expense will be recognized over a weighted-average number of years of 2.3, 2.5, and 1.8, respectively, based on the average remaining service periods for the awards. As of October 26, 2019, the Company may recognize an additional $27.9 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended October 26, 2019:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 26, 2019	583,291	$34.24
Granted	39,276	$45.94
Options exercised	(26,479)	$11.81
Canceled	—	$—
Outstanding as of October 26, 2019	596,088	$36.01

Exercisable options as of October 26, 2019	498,324	$28.92

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the nine months ended October 26, 2019:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 26, 2019	126,470	$87.92	377,354	$96.51
Granted	115,973	$48.36	475,629	$45.94
Share units vested	(34,384)	$82.17	(56,731)	$72.35
Forfeited or canceled	(586)	$67.88	(128,669)	$85.38
Outstanding as of October 26, 2019	207,473	$66.82	667,583	$64.68

The total number of granted Performance RSUs presented above consists of 333,567 target shares and 142,062 supplemental shares. The total number of Performance RSUs outstanding as of October 26, 2019 consists of 474,508 target shares and 193,075 supplemental shares. With respect to the Company’s Performance Year ended July 27, 2019, the Company canceled 58,114 target shares and 33,068 supplemental shares during the quarter ended October 26, 2019.

18. Customer Concentration and Revenue Information

Geographic Location

The Company provides services throughout the United States. Contract revenues from services previously provided in Canada were not material during the three or nine months ended October 26, 2019 or October 27, 2018.

Significant Customers

The Company’s customer base is highly concentrated, with its top five customers accounting for approximately 78.7% and 78.3% of its total contract revenues during the nine months ended October 26, 2019 and October 27, 2018, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three or nine months ended October 26, 2019 or October 27, 2018, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 26, 2019		October 27, 2018		October 26, 2019		October 27, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$182.1	20.6%	$174.1	20.5%	$566.9	21.8%	$443.5	18.6%
CenturyLink, Inc.	164.1	18.6	118.8	14.0	412.7	15.9	316.0	13.3
AT&T Inc.	162.9	18.4	164.6	19.4	555.4	21.3	506.8	21.3
Comcast Corporation	131.3	14.9	176.3	20.8	401.6	15.4	506.7	21.3
Total other customers combined	243.7	27.5	214.4	25.3	665.5	25.6	606.1	25.5
Total contract revenues	$884.1	100.0%	$848.2	100.0%	$2,602.1	100.0%	$2,379.1	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on the Company’s customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and nine months ended October 26, 2019 and October 27, 2018 were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 26, 2019		October 27, 2018		October 26, 2019		October 27, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$798.1	90.3%	$773.2	91.1%	$2,363.9	90.8%	$2,167.1	91.1%
Underground facility locating	56.0	6.3	48.8	5.8	158.0	6.1	142.9	6.0
Electrical and gas utilities and other	30.0	3.4	26.2	3.1	80.2	3.1	69.1	2.9
Total contract revenues	$884.1	100.0%	$848.2	100.0%	$2,602.1	100.0%	$2,379.1	100.0%

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes there is a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) that applies to its activities. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If the Company prevails in disputing the withdrawal liability, all such payments are expected to be refunded.

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

Commitments

Performance and Payment Bonds and Guarantees. The Company has obligations under performance and other surety contract bonds related to certain of its customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if the Company fails to perform its contractual obligations. As of October 26, 2019 and January 26, 2019, the Company had $157.1 million and $123.5 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of its insurance program the Company also provides surety bonds that collateralize its obligations to its insurance carriers. As of October 26, 2019 and January 26, 2019, the Company had $23.4 million and $23.2 million, respectively, of outstanding surety bonds related to its insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. The Company has issued standby letters of credit under its Credit Agreement that collateralize its obligations to its insurance carriers. As of October 26, 2019 and January 26, 2019, the Company had $52.3 million and $48.6 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include those discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2019 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect new information or events or circumstances arising after such date.

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

Introduction

We are a leading provider of specialty contracting services throughout the United States. These services include program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, we provide underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We supply the labor, tools, and equipment necessary to provide these services to our customers.

Significant demand for broadband is driven by the proliferation of smartphones and other mobile data devices, as well as other applications that require high speed connections. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses directly or wirelessly using 5G technologies. We believe wireline deployments are the foundational element of what is expected to be a decades’ long deployment of fully converged wireless/wireline networks that will enable high bandwidth, low latency 5G applications. The industry effort required to deploy these converged networks continues to meaningfully broaden our set of opportunities.

Wireless construction activity in support of expanded coverage and capacity has begun to accelerate through the deployment of enhanced macro cells and new small cells. Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber to the home to enable 1 gigabit high-speed connections. Cable operators are deploying fiber to small and medium businesses and enterprises, and a portion of these deployments are in anticipation of the customer sales process. Fiber deep deployments to expand capacity as well as new build opportunities are underway. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the nine months ended October 26, 2019 and October 27, 2018 accounting for approximately 78.7% and 78.3%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three or nine months ended October 26, 2019 or October 27, 2018:

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Verizon Communications Inc.	20.6%	20.5%	21.8%	18.6%
CenturyLink, Inc.	18.6%	14.0%	15.9%	13.3%
AT&T Inc.	18.4%	19.4%	21.3%	21.3%
Comcast Corporation	14.9%	20.8%	15.4%	21.3%
Windstream Holdings, Inc.	4.8%	3.7%	4.3%	3.5%
Charter Communications, Inc.	3.0%	3.5%	2.8%	3.8%

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Multi-year master service agreements	68.2%	64.9%	64.4%	63.8%
Other long-term contracts	19.4	20.7	24.1	22.6
Total long-term contracts	87.6%	85.6%	88.5%	86.4%

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

Leases. Our leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that we will exercise one of those options. For leases with initial terms greater than 12 months, we record operating lease right-of-use assets and corresponding operating lease liabilities. Operating lease assets represent our right to use the asset underlying the operating lease for the lease term. Operating lease liabilities represent our obligation to make the related lease payments. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet.

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

Accounting Period. The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2019 and fiscal 2020 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 20% and approximately 10% of contract revenues during the nine months ended October 26, 2019 and October 27, 2018, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the nine months ended October 26, 2019 and October 27, 2018, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, trade names, and non-compete intangibles, which we amortize over their estimated useful lives. We recognize amortization of customer relationship intangibles on an accelerated basis as a function of the expected economic benefit and amortization of other finite-lived intangibles on a straight-line basis over their estimated useful life.

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

Seasonality and Fluctuations in Operating Results. Our contract revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. In addition, a disproportionate number of holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 26, 2019		October 27, 2018		October 26, 2019		October 27, 2018
Contract revenues	$884.1	100.0%	$848.2	100.0%	$2,602.1	100.0%	$2,379.1	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	724.4	81.9	687.2	81.0	2,146.5	82.5	1,929.1	81.1
General and administrative	69.9	7.9	68.8	8.1	193.6	7.4	195.6	8.2
Depreciation and amortization	47.4	5.4	45.5	5.4	140.9	5.4	133.7	5.6
Total	841.6	95.2	801.5	94.5	2,481.1	95.3	2,258.4	94.9
Interest expense, net	(13.1)	(1.5)	(11.3)	(1.3)	(38.2)	(1.5)	(31.9)	(1.3)
Other income, net	1.4	0.2	2.8	0.3	11.1	0.4	14.7	0.6
Income before income taxes	30.8	3.5	38.3	4.5	93.9	3.6	103.4	4.3
Provision for income taxes	6.6	0.7	10.5	1.2	25.5	1.0	28.5	1.2
Net income	$24.2	2.7%	$27.8	3.3%	$68.4	2.6%	$75.0	3.2%

Contract Revenues. Contract revenues were $884.1 million during the three months ended October 26, 2019 compared to $848.2 million during the three months ended October 27, 2018. During the three months ended October 27, 2018, contract revenues from storm restoration services were $3.9 million. There were no significant revenues from storm restoration services in the current quarter.

Excluding amounts generated from storm restoration services, contract revenues increased by $39.8 million during the three months ended October 26, 2019 compared to the three months ended October 27, 2018. Contract revenues increased by approximately $45.7 million for a large telecommunications customer, primarily for increases in services performed under existing contracts. Additionally, contract revenues increased by approximately $12.9 million for services performed for a telecommunications customer in connection with rural services and by approximately $8.1 million for a large telecommunications customer primarily related to services for fiber deployments. Partially offsetting these increases, contract revenues decreased by approximately $43.5 million from a leading cable multiple system operator for construction and maintenance services and by approximately $1.1 million from a large telecommunications customer. All other customers had net increases in contract revenues of $17.6 million on a combined basis during the three months ended October 26, 2019 compared to the three months ended October 27, 2018.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.3%, 6.3%, and 3.4%, respectively, for the three months ended October 26, 2019 compared to 91.1%, 5.8%, and 3.1%, respectively, for the three months ended October 27, 2018.

Contract revenues were $2.602 billion during the nine months ended October 26, 2019 compared to $2.379 billion during the nine months ended October 27, 2018. Contract revenues from an acquired business that was not owned for the entire period in both the current and prior year periods were $20.9 million and $23.7 million for the nine months ended October 26, 2019 and October 27, 2018, respectively. Additionally, we earned $4.7 million and $22.5 million of contract revenues from storm restoration services during the nine months ended October 26, 2019 and October 27, 2018, respectively.

Excluding amounts generated by an acquired business and amounts from storm restoration services, contract revenues increased by $243.5 million during the nine months ended October 26, 2019 compared to the nine months ended October 27, 2018. Contract revenues increased by approximately $123.4 million for a large telecommunications customer primarily related to services for fiber deployments. Included in this increase are amounts from a contract modification that provides for incremental revenue, of which $8.9 million related to services performed in periods prior to fiscal 2020. Contract revenues also increased by approximately $92.8 million for a large telecommunications customer primarily for increases in services performed under existing contracts. Additionally, contract revenues increased by approximately $67.8 million for a large telecommunications customer improving its network and by approximately $28.1 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, contract revenues decreased by approximately $101.6 million from a leading cable multiple system operator for construction and maintenance services. All other customers had net increases in contract revenues of $33.0 million on a combined basis during the nine months ended October 26, 2019 compared to the nine months ended October 27, 2018.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.8%, 6.1%, and 3.1%, respectively, for the nine months ended October 26, 2019 compared to 91.1%, 6.0%, and 2.9%, respectively, for the nine months ended October 27, 2018.

Costs of Earned Revenues. Costs of earned revenues increased to $724.4 million, or 81.9% of contract revenues, during the three months ended October 26, 2019 compared to $687.2 million, or 81.0% of contract revenues, during the three months ended October 27, 2018. The primary components of the increase were a $21.4 million increase in direct materials, a $8.8 million aggregate increase in direct labor and subcontractor costs, and a $0.2 million increase in equipment maintenance and fuel costs combined. Other direct costs increased $6.9 million on a combined basis.

Costs of earned revenues as a percentage of contract revenues increased 0.9% during the three months ended October 26, 2019 compared to the three months ended October 27, 2018. As a percentage of contract revenues, direct materials increased 2.1%, primarily as a result of our mix of work including a higher level of projects where we provided materials to the customer compared to the prior year period. In addition, other direct costs increased 0.5% as a percentage of contract revenues on a combined basis. Partially offsetting these increases, labor and subcontracted labor costs decreased 1.5% during the three months ended October 26, 2019 primarily as a result of the mix of work performed. In addition, equipment maintenance and fuel costs combined decreased 0.2% as a percentage of contract revenues.

Costs of earned revenues increased to $2.147 billion, or 82.5% of contract revenues, during the nine months ended October 26, 2019 compared to $1.929 billion, or 81.1% of contract revenues, during the nine months ended October 27, 2018. The primary components of the increase were a $139.8 million aggregate increase in direct labor and subcontractor costs, a $48.2 million increase in direct materials, and a $8.5 million increase in equipment maintenance and fuel costs combined. Other direct costs increased $20.9 million on a combined basis, which included $10.5 million during the nine months ended October 26, 2019 for estimated warranty costs for work performed for a customer in prior periods.

Costs of earned revenues as a percentage of contract revenues increased 1.4% during the nine months ended October 26, 2019 compared to the nine months ended October 27, 2018. As a percentage of contract revenues, direct materials increased 1.2%, primarily as a result of mix of work. In addition, labor and subcontracted labor costs increased 0.1% during the nine months ended October 26, 2019 primarily resulting from the impact of a large customer program. Other direct costs increased 0.2% as a percentage of contract revenues on a combined basis. Partially offsetting these increases, equipment maintenance and fuel costs combined decreased 0.1% as a percentage of contract revenues during the nine months ended October 26, 2019.

General and Administrative Expenses. General and administrative expenses increased to $69.9 million, or 7.9% of contract revenues, during the three months ended October 26, 2019 compared to $68.8 million, or 8.1% of contract revenues, during the three months ended October 27, 2018. The increase in total general and administrative expenses during the three months ended October 26, 2019 primarily resulted from increased bad debt expense related to a customer project previously completed and from increased payroll costs. These increases were partially offset by lower performance-based compensation costs. The decrease in total general and administrative expenses as a percentage of contract revenues is primarily attributable to lower performance-based compensation costs during the three months ended October 26, 2019.

General and administrative expenses decreased to $193.6 million, or 7.4% of contract revenues, during the nine months ended October 26, 2019 compared to $195.6 million, or 8.2% of contract revenues, during the nine months ended October 27, 2018. The decrease in total general and administrative expenses during the nine months ended October 26, 2019 is primarily the result of a $10.3 million recovery in the first quarter of fiscal 2020 of accounts receivable and contract assets that were reserved in fiscal 2019, partially offset by the provision during the third quarter of fiscal 2020 related to a customer project previously completed. Lower stock-based compensation also contributed to the decrease in total general and administrative expenses, which were partially offset by increased payroll and legal costs during the nine months ended October 26, 2019.

Depreciation and Amortization. Depreciation expense was $42.1 million, or 4.8% of contract revenues, during the three months ended October 26, 2019 compared to $39.8 million, or 4.7% of contract revenues, during the three months ended October 27, 2018. Depreciation expense was $125.0 million, or 4.8% of contract revenues, during the nine months ended October 26, 2019 compared to $116.5 million, or 4.9% of contract revenues, during the nine months ended October 27, 2018. The increase in depreciation expense during the three and nine months ended October 26, 2019 is primarily due to the addition of fixed assets to support our expanded in-house workforce and the normal replacement cycle of fleet assets.

Amortization expense was $5.3 million and $5.8 million during the three months ended October 26, 2019 and October 27, 2018, respectively, and $15.9 million and $17.2 million during the nine months ended October 26, 2019 and October 27, 2018, respectively.

Interest Expense, Net. Interest expense, net was $13.1 million and $11.3 million during the three months ended October 26, 2019 and October 27, 2018, respectively. Interest expense includes $5.1 million and $4.8 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “Notes”) during the three months ended October 26, 2019 and October 27, 2018, respectively. Excluding this amortization, interest expense, net increased to $8.1 million during the three months ended October 26, 2019 from $6.5 million during the three months ended October 27, 2018 as a result of higher outstanding borrowings.

Interest expense, net was $38.2 million and $31.9 million during the nine months ended October 26, 2019 and October 27, 2018, respectively. Interest expense includes $15.0 million and $14.2 million for the non-cash amortization of the debt discount associated with the Notes during the nine months ended October 26, 2019 and October 27, 2018, respectively. Excluding this amortization, interest expense, net increased to $23.2 million during the nine months ended October 26, 2019 from $17.7 million during the nine months ended October 27, 2018 as a result of higher outstanding borrowings.

Other Income, Net. Other income, net was $1.4 million and $2.8 million during the three months ended October 26, 2019 and October 27, 2018, respectively, and $11.1 million and $14.7 million during the nine months ended October 26, 2019 and October 27, 2018, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $2.2 million and $3.9 million during the three months ended October 26, 2019 and October 27, 2018, respectively, and $13.8 million and $17.2 million during the nine months ended October 26, 2019 and October 27, 2018, respectively. Other income, net also reflects $1.0 million of expense during the three months ended October 26, 2019 and October 27, 2018, and $3.5 million and $3.0 million during the nine months ended October 26, 2019 and October 27, 2018, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended October 26, 2019 and October 27, 2018 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Income tax provision	$6.6	$10.5	$25.5	$28.5
Effective income tax rate	21.3%	27.3%	27.1%	27.5%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state where work was performed during the periods, variances in non-deductible and non-taxable items during the periods, and the impact of the vesting and exercise of share-based awards. During the second quarter of fiscal 2020, the Company recognized $1.1 million of income tax expense related to a previous tax year filing. Additionally, during the third quarter of fiscal 2020, the Company recognized $1.8 million of tax credits for qualifying expenditures and other benefits.

Net Income. Net income was $24.2 million for the three months ended October 26, 2019 compared to $27.8 million for the three months ended October 27, 2018. Net income was $68.4 million for the nine months ended October 26, 2019 compared to $75.0 million for the nine months ended October 27, 2018.

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

	For the Three Months Ended		For the Nine Months Ended
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Net income	$24,229	$27,830	$68,404	$74,961
Interest expense, net	13,128	11,310	38,239	31,922
Provision for income taxes	6,556	10,454	25,466	28,476
Depreciation and amortization	47,356	45,533	140,941	133,694
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	91,269	95,127	273,050	269,053
Gain on sale of fixed assets	(2,241)	(3,874)	(13,785)	(17,198)
Stock-based compensation expense	2,694	7,366	8,450	18,277
Recovery of previously reserved accounts receivable and contract assets	—	—	(10,345)	—
Q1-20 charge for warranty costs	—	—	8,200	—
Non-GAAP Adjusted EBITDA	$91,722	$98,619	$265,570	$270,132

Non-GAAP Adjusted EBITDA % of contract revenues	10.4%	11.6%	10.2%	11.4%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $11.8 million as of October 26, 2019 compared to $128.3 million as of January 26, 2019. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1.070 billion as of October 26, 2019 compared to $817.1 million as of January 26, 2019.

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

Net Cash Flows. The following table presents our net cash flows for the nine months ended October 26, 2019 and October 27, 2018 (dollars in millions):

	For the Nine Months Ended
	October 26, 2019	October 27, 2018
Net cash flows:
Used in operating activities	$(133.8)	$(18.3)
Used in investing activities	$(85.4)	$(127.5)
Provided by financing activities	$102.1	$84.0

Cash Used in Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt recovery were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the nine months ended October 26, 2019, net cash used in operating activities was $133.8 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $378.2 million of operating cash flow during the nine months ended October 26, 2019. Working capital changes that used operating cash flow during the nine months ended October 26, 2019 included increases in accounts receivable; contract assets, net; and other current assets and inventories of $297.6 million, $122.5 million, and $13.8 million, respectively. In addition, a net decrease in accrued liabilities used $9.6 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during April 2019, payments made related to operating lease liabilities, and the timing of other payments. Changes that provided operating cash flow during the nine months ended October 26, 2019 included a net decrease in other assets of $39.2 million primarily as a result of collections of long-term accounts receivable and a reduction of long-term contract assets. In addition, an increase in accounts payable of $13.8 million and a net decrease in income tax receivable of $12.3 million, each primarily as a result of the timing of payments, provided operating cash flow during the nine months ended October 26, 2019.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 128 days as of October 26, 2019 compared to 106 days as of October 27, 2018. The increase in our DSO was primarily a result of an increase in the amount of work performed under a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of October 26, 2019 and January 26, 2019 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of October 26, 2019 or January 26, 2019.

During the nine months ended October 27, 2018, net cash used by operating activities was $18.3 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $260.1 million of operating cash flow during the nine months ended October 27, 2018. Working capital changes that used operating cash flow during the nine months ended October 27, 2018 included increases in accounts receivable and contract assets, net of $213.7 million and $88.4 million, respectively. Net increases in other current and non-current assets combined used $43.2 million of operating cash flow during the nine months ended October 27, 2018 primarily as a result of an increase in long-term contract assets of $26.5 million and an increase in inventory. Long-term contract assets increased primarily due to a payment made pursuant to a long-term customer agreement entered into during fiscal 2019. Working capital changes that provided operating cash flow during the nine months ended October 27, 2018 included increases in accounts payable and accrued liabilities of $35.7 million and $41.2 million, respectively, primarily resulting from the timing of payments. In addition, a net decrease in income tax receivable provided $8.3 million of operating cash flow during the nine months ended October 27, 2018 primarily as a result of the timing of estimated tax payments.

Cash Used in Investing Activities. Net cash used in investing activities was $85.4 million during the nine months ended October 26, 2019 compared to $127.5 million during the nine months ended October 27, 2018. During the nine months ended October 26, 2019 and October 27, 2018, capital expenditures were $101.9 million and $127.8 million, respectively, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $16.2 million and $19.6 million during the nine months ended October 26, 2019 and October 27, 2018, respectively. During the nine months ended October 27, 2018 we paid $20.9 million in connection with the acquisition of certain assets and assumption of certain liabilities of a telecommunications construction and maintenance services provider, net of cash acquired. Additionally, we received $0.3 million and $1.6 million of escrowed funds during the nine months ended October 26, 2019 and October 27, 2018, respectively, in connection with the resolution of certain indemnification claims related to a prior acquisition.
Cash Provided by Financing Activities. Net cash provided by financing activities was $102.1 million during the nine months ended October 26, 2019. During the nine months ended October 26, 2019, borrowings under our Credit Agreement, net of repayments, were $103.0 million. Additionally, we received $0.3 million from the exercise of stock options during the nine months ended October 26, 2019. Partially offsetting this, we withheld shares and paid $1.2 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 26, 2019.

Net cash used in financing activities was $84.0 million during the nine months ended October 27, 2018. During the nine months ended October 27, 2018, borrowings under our Credit Agreement, net of repayments, were $91.9 million primarily as a result of increasing our term loan facility under an amendment to our Credit Agreement. Additionally, during the nine months ended October 27, 2018 we paid $6.7 million of debt financing fees in connection with this amendment. See Compliance with Credit Agreement below for further discussion on the terms of the amended Credit Agreement. During the nine months ended October 27, 2018 we withheld shares and paid $1.8 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 27, 2018. Partially offsetting these uses, we received $0.5 million from the exercise of stock options during the nine months ended October 27, 2018.

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

Standby letters of credit of approximately $52.3 million and $48.6 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of October 26, 2019 and January 26, 2019, respectively.

The weighted average interest rates and fees for balances under the Credit Agreement as of October 26, 2019 and January 26, 2019 were as follows:

	Weighted Average Rate End of Period
	October 26, 2019	January 26, 2019
Borrowings - Term loan facilities	3.80%	4.25%
Borrowings - Revolving facility(1)	3.98%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under the revolving facility as of January 26, 2019.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, the Credit Agreement contains a minimum liquidity covenant that is applicable beginning 91 days prior to the maturity date of the Notes if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At October 26, 2019 and January 26, 2019, we were in compliance with the financial covenants of the Credit Agreement and had borrowing availability in the revolving facility of $207.7 million and $412.9 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of October 26, 2019 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$485,000	$—	$—	$485,000
Credit agreement – revolving facility	—	—	103,000	—	103,000
Credit agreement – term loan facilities	22,500	56,250	371,250	—	450,000
Fixed interest payments on long-term debt(1)	3,638	3,637	—	—	7,275
Obligations under long-term operating leases(2)	28,754	33,400	11,472	2,128	75,754
Obligations under short-term operating leases(3)	643	—	—	—	643
Employment agreements	12,854	9,393	—	—	22,247
Purchase and other contractual obligations(4)	8,736	4,875	—	—	13,611
Total	$77,125	$592,555	$485,722	$2,128	$1,157,530

(1) Includes interest payments on our $485.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of October 26, 2019 consisted of $450.0 million outstanding under our term loan facilities and $103.0 million of revolver borrowings.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $3.1 million as of October 26, 2019.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of October 26, 2019.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of October 26, 2019, purchase and other contractual obligations includes approximately $7.6 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 26, 2019.

Our condensed consolidated balance sheet as of October 26, 2019 includes a long-term liability of approximately $58.4 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $4.0 million and $3.8 million as of October 26, 2019 and January 26, 2019, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 26, 2019 and January 26, 2019 we had $157.1 million and $123.5 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $53.6 million as of October 26, 2019. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of October 26, 2019 and January 26, 2019, we had $23.4 million and $23.2 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $52.3 million and $48.6 million outstanding standby letters of credit issued under our credit agreement as of October 26, 2019 and January 26, 2019, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.349 billion and $7.330 billion at October 26, 2019 and January 26, 2019, respectively. We expect to complete 39.8% of the October 26, 2019 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed at the time the estimate of backlog is developed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the nine months ended October 26, 2019 or October 27, 2018, many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Market Price Risk. We are exposed to market risks related to interest rates on our cash and equivalents and interest rates and market price sensitivity on our debt obligations. We monitor the effects of market fluctuations on interest rates. We manage interest rate risks by investing in short-term cash equivalents that bear market rates of interest and by maintaining a mix of fixed and variable rate debt obligations.

Our credit agreement permits borrowings at a variable rate of interest. On October 26, 2019, we had variable rate debt outstanding under our credit agreement of $450.0 million under our term loan facilities and $103.0 million of revolver borrowings. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.8 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. The fair value of the fixed rate Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $95.62 and $96.31 as of October 26, 2019 and January 26, 2019, respectively (dollars in thousands):

	October 26, 2019	January 26, 2019
Principal amount of Notes	$485,000	$485,000
Less: Debt discount and debt issuance costs	(45,257)	(61,801)
Net carrying amount of Notes	$439,743	$423,199

Fair value of principal amount of Notes	$463,757	$467,104
Less: Debt discount and debt issuance costs	(45,257)	(61,801)
Fair value of Notes	$418,500	$405,303

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $4.8 million, calculated on a discounted cash flow basis as of October 26, 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 26, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
October 26, 2019, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the Company submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The Company disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes there is a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) that applies to its activities. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. The Company has submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that the Company will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If the Company prevails in disputing the withdrawal liability, all such payments are expected to be refunded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 26, 2019, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
October 26, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 28, 2019 - August 24, 2019	—	$—	—	(1)
August 25, 2019 - September 21, 2019	—	$—	—	(1)
September 22, 2019 - October 26, 2019	—	$—	—	(1)

(1) On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. As of October 26, 2019, $150.0 million of the repurchase authorization remained available.

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2019 formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2019, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 27, 2019	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	November 27, 2019	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer