Form 10-K
period 2020-01-25
DYCOM INDUSTRIES INC
filed 2020-03-02
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 25, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 27, 2019, was $1,724,206,918.
There were 31,585,403 shares of common stock with a par value of $0.33 1/3 outstanding at February 24, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Annual Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Shareholders	Parts II and III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this Annual Report on Form 10-K.

Dycom Industries, Inc.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including any documents that may be incorporated by reference, may contain forward-looking statements. Forward looking statements can be identified with words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “forecast,” “target,” “outlook,” “may,” “should,” “could,” and similar expressions, as well as statements written in the future tense. These statements, as well as any other written or oral forward-looking statements we may make from time to time in other SEC filings or other public communications are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in our forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to:

•	future economic conditions and trends in the industries we serve;

•	customer capital budgets and spending priorities;

•	the effect of changes in tax law;

•	projections of revenues, income or loss, or capital expenditures;

•	our plans for future operations, growth and services, including contract backlog;

•	our plans for future acquisitions, dispositions, or financial needs;

•	expected benefits and synergies of businesses acquired and future opportunities for the combined businesses;

•	anticipated outcomes of contingent events, including litigation;

•	availability of capital;

•	restrictions imposed by our credit agreement;

•	use of our cash flow to service our debt;

•	potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters;

•	potential exposure to environmental liabilities;

•	determinations as to whether the carrying value of our assets is impaired;

•	assumptions relating to any of the foregoing;

•	other risks outlined in our periodic filings with the SEC; and

•
other factors that are discussed within Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. We do not undertake to update or revise forward-looking statements to reflect events or circumstances arising after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available, free of charge, on our website, www.dycomind.com, as soon as reasonably practicable after we file these reports with, or furnish these reports to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and information contained at that website is not incorporated herein and does not constitute a part of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom”, the “Company”, “we”, or “us”) is a leading provider of specialty contracting services throughout the United States. Since our incorporation in the State of Florida in 1969, we have expanded our scope and service offerings organically and through acquisitions. Our geographic presence and substantial workforce provide the scale needed to quickly execute on opportunities to service existing and new customers. Our consolidated contract revenues for fiscal 2020 were $3.340 billion.

We supply telecommunications providers with a comprehensive portfolio of specialty services, including program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, we provide underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We supply the labor, tools, and equipment necessary to provide these services to our customers.

Engineering Services. We provide engineering services to telecommunications providers, including the planning and design of aerial, underground, and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company hub location, or cable operator headend, to the consumer’s home or business. We also plan and design wireless networks in connection with the deployment of new and enhanced macro cell and new small cell sites. Additionally, we obtain rights of way and permits in support of our engineering activities and those of our customers as well as provide program and project management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

Construction, Maintenance, and Installation Services. We also provide a range of construction, maintenance, and installation services, including the placement and splicing of fiber, copper, and coaxial cables. We excavate trenches in which to place these cables; place related structures, such as poles, anchors, conduits, manholes, cabinets, and closures; place drop lines from main distribution lines to the consumer’s home or business; and maintain and remove these facilities. We provide these services for both telephone companies and cable multiple system operators in connection with the deployment, expansion, or maintenance of new and existing networks. We also provide tower construction, lines and antenna installation, foundation and equipment pad construction, and small cell site placement for wireless carriers, as well as equipment installation and material fabrication and site testing services. For cable multiple system operators, we install and maintain customer premise equipment such as digital video recorders, set top boxes and modems. We also perform construction and maintenance services for electric and gas utilities and other customers. In addition, we provide underground facility locating services for a variety of utility companies, including telecommunications providers. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines.

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

Selectively Increase Market Share. We believe our reputation for providing high quality services and the ability to provide those services nationally creates opportunities to expand market share. Our decentralized operating structure and multiple points of contact within customer organizations positions us favorably to win new opportunities and maintain strong relationships with existing customers. We are able to address larger customer opportunities due to our significant financial resources that some of our comparatively more capital-constrained competitors may be unable to take on. We do not intend to increase market share by pursuing unprofitable work.

Pursue Disciplined Financial and Operating Strategies. We manage the financial aspects of our business by centralizing certain activities that allow us to leverage our scope and scale and reduce costs. We have centralized functions such as information technology, risk management, treasury, tax, the approval of capital equipment procurements, and the design and administration of employee benefit plans. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. Decentralization promotes greater accountability for business outcomes by our local managers. Our local managers are responsible for marketing, field operations, and ongoing customer service, and are empowered to capture new business and execute contracts on a timely and cost-effective basis. Executive management supports the local marketing efforts while also marketing at a national level. This operating approach enables us to benefit from our scale while retaining the organizational agility necessary to compete with smaller, regional and privately owned competitors.

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

Fiscal Year

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. We use a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2020 and 2019 each consisted of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

We refer to the period beginning January 27, 2019 and ending on January 25, 2020 as “fiscal 2020”, the period beginning on January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, and the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”.

Acquisitions

Fiscal 2019. During March 2018, we acquired certain assets and assumed certain liabilities of a provider of telecommunications construction and maintenance services in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less a working capital adjustment estimated to be $0.5 million. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2017. During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest United States. This acquisition expands our geographic presence within our existing customer base.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017 accounting for approximately 78.4%, 78.4%, 75.8%, and 76.8% of our total contract revenues, respectively. During fiscal 2020, we derived approximately 21.8% of our total contract revenues from Verizon Communications, Inc., 20.6% from AT&T Inc., 16.4% from CenturyLink, Inc., 15.1% from Comcast Corporation, and 4.5% from Windstream Holdings, Inc. We believe that a substantial portion of our total contract revenues and operating income will continue to be generated from a concentrated group of customers.

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

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, occasionally we are able to negotiate extensions to these agreements. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.

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

Our contract revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. In addition, a disproportionate number of holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

Backlog

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.314 billion and $7.330 billion at January 25, 2020 and January 26, 2019, respectively. We expect to complete 37.1% of the January 25, 2020 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Backlog is not a measure defined by United States generally accepted accounting principles (“GAAP”) and should be considered in addition to, but not as a substitute for, GAAP results. Participants in our industry often disclose a calculation of their backlog; however, our methodology for determining backlog may not be comparable to the methodologies used by others. We utilize our calculation of backlog to assist in measuring aggregate awards under existing contractual relationships with our customers. We believe our backlog disclosures will assist investors in better understanding this estimate of the services to be performed pursuant to awards by our customers under existing contractual relationships.

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

Employees

We employed approximately 15,230 persons as of January 25, 2020. Our workforce includes a core group of technical and managerial personnel to supervise our projects and fluctuates in size to meet the demands of our customers. We consider our relations with employees to be good and believe our future success will depend, in part, on our continued ability to attract, hire, and retain skilled and experienced personnel.

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

For a majority of the contract services we perform, we are provided the required materials by our customers. Because our customers retain the financial and performance risk associated with materials they provide, we do not include the costs associated with these materials in our contract revenues or costs of earned revenues. Under contracts that require us to supply part or all of the required materials, we typically do not depend upon any one source for those materials.

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
Executive Officers of the Registrant

The following table sets forth certain information concerning the Company’s executive officers as of January 25, 2020, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	56	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	65	Executive Vice President and Chief Operating Officer	September 1, 2001
H. Andrew DeFerrari	51	Senior Vice President and Chief Financial Officer	November 22, 2005
Scott P. Horton	56	Vice President and Chief Human Resources Officer	September 4, 2018
Ryan F. Urness	47	Vice President, General Counsel and Corporate Secretary	May 21, 2019

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

Ryan F. Urness has been our Vice President and General Counsel since October 2018, and our Corporate Secretary since May 2019. Prior to that, from May 2016 through October 2018, Mr. Urness was General Counsel and Corporate Secretary of USI Building Solutions, a provider of installation and distribution services to commercial and residential construction markets. From 2003 until May 2016. Mr. Urness was General Counsel and Corporate Secretary of Speed Commerce, Inc., a provider of e-commerce technology and fulfillment services.

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

We derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and liquidity. Our customer base is highly concentrated, with our top five customers during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017 accounting for approximately 78.4%, 78.4%, 75.8%, and 76.8% of our total contract revenues, respectively. Our industry is highly competitive and the revenue we expect from an existing customer in any market could fail to be realized if competitors who offer comparable services to our customers do so on more favorable terms or have a better relationship with a customer. Additionally, the continued consolidation of the telecommunications industry could result in the loss of a customer if, as a result of a merger or acquisition involving one or more of our customers, the surviving entity chooses to use one of our competitors for the services we currently provide. On February 25, 2019, Windstream, our fifth largest customer with contract revenues of $113.6 million during fiscal 2019, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. We expect to continue to provide services to Windstream pursuant to existing contractual obligations but the amount of services performed in the future could be reduced or eliminated. The loss of a significant customer, or reduction in services performed for a significant customer, could adversely affect our revenues, results of operations, and liquidity.

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

Seasonality affects demand for our services. Our revenues and results of operations exhibit seasonality as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. The effect of weather delays on our projects may be significant if we are unable to adjust the project schedule for such delays. In addition, a disproportionate number of holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during our fiscal quarters ending in January and April compared to our fiscal quarters ending in July and October.

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

We derive a significant portion of our revenues from multi-year master service agreements and other long-term contracts which our customers may cancel at any time or may reschedule previously assigned work. The majority of our long-term contracts are cancellable by our customers with little or no advance notice and for any, or no, reason. Our customers may also have the right to cancel or remove assigned work without canceling the contract or to reschedule or modify previously assigned work. In addition, these contracts typically include a fixed term that is subject to renewal on a periodic basis. We may be unsuccessful in renewing contracts when their fixed terms expire. Our projected revenues assume that definitive work orders have been, or will be issued by our customer, and that the work will be completed. The potential loss of work under master service agreements and other long-term contracts, or the rescheduling or modification of previously assigned work by a customer could adversely affect our results of operations, cash flows, and liquidity, as well as any projections we provide.

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

Our backlog is subject to reduction or cancellation, and revenues may be realized in different periods than initially reflected in our backlog. Our backlog includes the estimated uncompleted portion of services to be performed under master services agreements and other contractual agreements with our customers. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated using the amount of work performed in the preceding 12 month period, when applicable. Backlog for newly initiated master service agreements and other long and short-term contracts is estimated using the anticipated scope of the contract and information received from the customer in the procurement process.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations and contract changes made by our customers to the amount or nature of the work actually performed under a contract. In addition, revenue reflected in our backlog may be realized in periods different from those previously anticipated due to the factors above as well as project accelerations, or delays due to various reasons, including, but not limited to, customer scheduling changes, project modifications, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Our estimates of our customers’ requirements during a future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain indicator of the amount of or timing of future revenues and earnings.

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

Our failure to comply with environmental laws could result in significant liabilities. A significant portion of the work we perform is associated with the underground networks of our customers and we often operate in close proximity to pipelines or underground storage tanks that may contain hazardous substances. We could be subject to potential material liabilities in the event that we fail to comply with environmental laws or regulations or if we cause or are responsible for the release of hazardous substances or other environmental damages. These liabilities could result in significant costs including remediation costs, fines, third-party claims for property damage, loss of use, or personal injury, and, in extreme cases, criminal sanctions. These costs as well as any direct impact to ongoing operations could adversely affect our results of operations and cash flows. In addition, new laws and regulations, altered enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new remediation requirements could require us to incur significant costs or create new or increased liabilities that could adversely affect our results of operations and financial position.

Our operations involve activities that are often inherently dangerous and are performed at times in complex or sensitive environments. If our activities result, or if it is alleged that our activities have resulted in, in damage or destruction to the real or personal property of others, or in injury or death to others, we could be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities. Our operations involve dangerous activities such as underground drilling and the use of mechanized equipment in complex situations. These activities and their effects could result in, or be alleged to have resulted in, damage to the real and personal property of others, and cause personal injury or death to third parties or our employees. In many instances our activities are performed in close proximity to other utilities which, if damaged, may result in the occurrence of catastrophic events. Additionally, we may perform our activities in environmentally sensitive locations or in locations that may be susceptible to catastrophic events, including wildfires. If our activities cause or contribute to, or are alleged to have caused or contributed to, a catastrophic event, we could be exposed to severe financial losses and reputational harm. We procure insurance coverage to cover many of these risks; however, there can be no assurance that these coverages will continue to be available to us on commercially reasonable terms, or at all, or that they are adequate in scope or amount to address financial losses from these risks. As a result, we could incur significant costs to defend any such allegations, defend and indemnify our customers, repair and replace assets, or to compensate third parties; reputational harm could result in the loss of future revenue generating opportunities; or we may be subject to civil and, in certain situations, criminal liabilities.

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

The loss or long-term incapacitation of one or more of our executive officers or other key employees could adversely affect our business. We depend on the continued and ongoing services of our executive officers and other key employees, including the senior management of our subsidiaries. In many instances, these employees have many years of experience in our industry. Competition for senior management personnel is intense and we cannot be certain that any of our executive officers or other key management personnel will remain employed by us or that they will otherwise be able to provide service to us for any length of time. We do not carry “key-person” life or disability insurance on any of our employees. The loss or long-term incapacitation of any one of our executive officers or other key employees could negatively affect our customer relationships or the ability to execute our business strategy, which could adversely affect our business.

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

Our business is labor-intensive, and we may be unable to attract, retain and ensure the productivity of qualified employees or to pass increased labor and training costs to our customers. We are highly dependent upon our ability to employ, train, retain, and ensure the productivity of skilled personnel to operate our business. Given the highly specialized work we perform, many of our employees receive training in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. We cannot be certain that we will be able to maintain and ensure the productivity of the skilled labor force necessary to operate our business. Our ability to do so depends on a number of factors, such as the general rate of employment, competition for employees possessing the skills we need, the general health and welfare of our employees, and the level of compensation required to hire, train and retain qualified employees. In addition, the uncertainty of contract awards and project delays can also present difficulties in appropriately sizing our skilled labor force. Furthermore, due to the fixed price nature of the tasks in our long-term contracts, we may be unable to pass increases in labor and training costs on to our customers. If we are unable to attract or retain qualified employees or incur additional labor and training costs our results of operations could be adversely affected.

We may be unable to secure independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations to us, either of which may adversely affect our relationships with our customers or cause us to incur additional costs. We contract with independent subcontractors to manage fluctuations in work volumes and reduce the amounts that we would otherwise expend on fixed assets and working capital. If we are unable to secure independent subcontractors with adequate labor resources at a reasonable cost, or at all, we may be delayed or unable to complete our work under a contract on a timely basis, or at all, and the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. We may incur additional costs to correct such shortfalls in the work performed by independent subcontractors. Any of these factors could negatively impact the quality of our service, our ability to perform under certain customer contracts, and our relationships with our customers, which could adversely affect our results of operations.

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

We have a significant amount of accounts receivable and contract assets, which could become uncollectible. We extend credit to our customers because we perform work under contracts prior to being able to bill for that work. Deteriorating conditions in the industries we serve, bankruptcies, or financial difficulties of a customer or within the telecommunications sector generally may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. In addition, although in some instances we may have the right to file liens for certain projects we may not be successful in enforcing those liens. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations. On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, the Company had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, we recorded a non-cash charge of $17.2 million reflecting our evaluation of recoverability of these receivables and contract assets as of January 26, 2019. During the first quarter of fiscal 2020, we recovered $10.3 million of these previously reserved accounts receivable and contract assets.

Fluctuations in our effective tax rate and tax liabilities may cause volatility in our financial results. We determine and provide for income taxes based on the tax laws of each of the jurisdictions in which we operate. Changes in the mix and level of earnings among jurisdictions could materially impact our effective tax rate in any given financial statement period. Our effective tax rate may also be affected by changes in tax laws and regulations at the federal, state, and local level, or new interpretations of existing tax laws and regulations. In December 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%. As a result, we recorded an income tax benefit of $32.2 million during fiscal 2018, primarily due to the re-measurement of our net deferred tax liabilities at a lower tax rate. Our interpretations of the provisions of Tax Reform could differ from future interpretations and guidance from the U.S Treasury Department, the Internal Revenue Service, and other regulatory agencies, including state taxing authorities in jurisdictions in which we operate. We are also subject to audits by various taxing authorities. An adverse outcome from an audit could unfavorably impact our effective tax rate and increase our tax liabilities.

Changes to accounting rules can also cause fluctuation in our effective tax rate. For example, under Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which we adopted during fiscal 2019, certain tax effects of the vesting and exercise of share-based awards are recognized in our provision for income taxes rather than in additional paid-in capital. These tax effects vary from period to period and can cause increased volatility in our effective tax rate.

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

Due to the inherent uncertainties of litigation and other dispute resolution proceedings, we cannot accurately predict their ultimate outcome. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Class action lawsuits may seek recovery of very large or indeterminate amounts. Accordingly, the magnitude of the potential loss may remain unknown for substantial periods of time. These proceedings could result in substantial cost and may require us to devote substantial resources to defend ourselves. The ultimate resolution of any litigation or proceeding through settlement, mediation, or a judgment could have a material impact on our reputation and adversely affect our results of operations and financial position. See Item 3. Legal Proceedings, and Note 21, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Withdrawal Dispute Plan”), ceased operations. In October 2016, the Withdrawal Dispute Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request seeking review of the withdrawal liability determination. We dispute the claim that we are required to make payment of a withdrawal liability as we believe there is a statutory exemption under ERISA that applies to our activities. The Withdrawal Dispute Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly withdrawal liability payments to the Withdrawal Dispute Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability, all such payments will be refunded.

We may incur impairment charges on goodwill or other intangible assets. We assess goodwill and other indefinite-lived intangible assets for impairment annually in order to determine whether their carrying value exceeds their fair value. In addition, reporting units are tested on an interim basis if an event occurs or circumstances change between annual tests that indicate their fair value may be below their carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized.

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

Our debt obligations impose restrictions that may limit our operating and financial flexibility, and a failure to comply with these obligations could result in the acceleration of our debt. We have a credit agreement with a syndicate of banks, which provides for a $750.0 million revolving facility, $450.0 million in aggregate term loan facilities, and contains a sublimit of $200.0 million for the issuance of letters of credit. As of January 25, 2020, we had $444.4 million outstanding under the term loans and $52.3 million of outstanding letters of credit issued under our credit agreement. We did not have any outstanding borrowings under our revolving facility as of January 25, 2020. This credit agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. Our credit agreement also requires us to comply with certain financial covenants, including a consolidated net leverage ratio and a consolidated interest coverage ratio. In addition, our credit agreement contains a minimum liquidity covenant. This covenant becomes effective beginning 91 days prior to the maturity date of the Company’s $460.0 million of 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by our credit agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. These restrictions may prevent us from engaging in transactions that benefit us and may limit our flexibility in the execution of our business strategy. Additionally, the indenture governing the Notes includes cross-acceleration and cross-default provisions with our bank credit facility. If our financial results fall below anticipated levels, we may be unable to comply with these covenants and a default under our credit agreement could result in the acceleration of our obligations under both our credit agreement and the indenture governing the Notes, which could adversely affect our liquidity and our ability to execute our business strategy.

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

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2020, our common stock fluctuated from a low of $40.47 per share to a high of $63.67 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

In addition, other factors, such as market disruptions, industry outlook, general economic conditions, widespread public health epidemics, and political events, could decrease the market price of our common stock and, as a result, investors could lose some or all of their investments.

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Withdrawal Dispute Plan”), ceased operations. In October 2016, the Withdrawal Dispute Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request seeking review of the withdrawal liability determination. We dispute the claim that we are required to make payment of a withdrawal liability as we believe there is a statutory exemption under ERISA that applies to our activities. The Withdrawal Dispute Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly withdrawal liability payments to the Withdrawal Dispute Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability, all such payments will be refunded.

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

Holders

As of February 24, 2020, there were approximately 526 holders of record of our $0.33 1/3 par value per share common stock.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 25, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 27, 2019 - November 23, 2019	—	$—	—	(1)
November 24, 2019 - December 21, 2019	—	$—	—	(1)
December 22, 2019 - January 25, 2020	—	$—	—	(1)

(1) On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. No repurchases were made under this authorization, and, as of February 2020, the authorization expired.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group for fiscal 2015 through fiscal 2020. The selected peer group consists of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Primoris Services Corporation. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2014. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Dycom Industries, Inc., the S&P 500 Index, and a Peer Group
________
*$100 invested on 7/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending January 31.

Copyright © 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with our consolidated financial statements and accompanying notes, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K. Fiscal 2020, fiscal 2019, fiscal 2017, and fiscal 2015 each consisted of 52 weeks of operations. Fiscal 2016 consisted of 53 weeks of operations. The results of operations of businesses acquired are included in the following selected financial data from their dates of acquisition (dollars in thousands, except per share amounts):

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020(2)	January 26, 2019(1)(2)	January 27, 2018(3)	July 29, 2017(7)	July 30, 2016(8)	July 25, 2015
Operating Data:
Revenues	$3,339,682	$3,127,700	$1,411,348	$3,066,880	$2,672,542	$2,022,312
Net income	$57,215	$62,907	$68,835	$157,217	$128,740	$84,324
Earnings Per Common Share:
Basic	$1.82	$2.01	$2.22	$5.01	$3.98	$2.48
Diluted(4)	$1.80	$1.97	$2.15	$4.92	$3.89	$2.41
Balance Sheet Data (at end of period):
Total assets(5)	$2,217,631	$2,097,503	$1,840,956	$1,899,307	$1,719,716	$1,353,936
Long-term liabilities(3)(5)	$1,026,002	$1,008,344	$856,348	$909,186	$839,802	$620,026
Stockholders’ equity(6)	$868,604	$804,168	$724,996	$671,583	$557,287	$507,200

(1) During fiscal 2019, we amended and restated our existing credit agreement to extend its maturity date to October 19, 2023 and, among other things, increase the maximum revolver commitment to $750.0 million from $450.0 million, and increase the term loan facility to $450.0 million.

(2) On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, we had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, we recorded a non-cash charge of $17.2 million reflecting our evaluation of recoverability of these receivables and contract assets as of January 26, 2019. During the first quarter of fiscal 2020, we recovered $10.3 million of these previously reserved accounts receivable and contract assets.

(3) The 2018 transition period includes an income tax benefit associated with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) of approximately $32.2 million. This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. In addition, the 2018 transition period includes an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards as a result of the application of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). See Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding these tax benefits.

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

(5) Balance sheet data presented for fiscal 2020 reflects the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) which resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities. Balance sheet data presented for fiscal 2020, fiscal 2019, and the 2018 transition period reflects the adoption of Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), under which deferred tax liabilities are presented net of deferred tax assets. No prior periods have been retrospectively adjusted for the adoption of ASU 2015-17. Additionally, balance sheet data presented for periods prior to fiscal 2016 reflects the retrospective adoption of Accounting Standards Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, under which certain debt issuance costs are now presented as a contra-liability of the corresponding long-term debt rather than as other non-current assets. As a result, both total assets and long-term liabilities were reduced by $4.9 million as of July 25, 2015.

(6) We did not repurchase any of our common stock during fiscal 2020 or fiscal 2019. The following table summarizes our share repurchases during the 2018 transition period, fiscal 2017, fiscal 2016, and fiscal 2015:

	Six Months Ended	Fiscal Year Ended
	January 27, 2018	July 29, 2017	July 30, 2016	July 25, 2015
Shares	200,000	713,006	2,511,578	1,669,924
Amount paid (dollars in millions)	$16.9	$62.9	$170.0	$87.1
Average price per share	$84.38	$88.23	$67.69	$52.19

(7) During fiscal 2017, we entered into a $35.0 million incremental term loan facility, thereby increasing the aggregate term loan facilities to $385.0 million.

(8) During fiscal 2016, we issued the Notes in a private placement in the principal amount of $485.0 million. A portion of the proceeds were used to fund the full redemption of our 7.125% senior subordinated notes in the outstanding principal amount of $277.5 million. In connection with the offering of the Notes, we entered into convertible note hedge transactions at a cost of approximately $115.8 million. In addition, we entered into separately negotiated warrant transactions resulting in proceeds of approximately $74.7 million. We also amended our credit agreement to establish an additional term loan in the aggregate principal amount of $200.0 million, thereby increasing the aggregate term loan facilities to $350.0 million. See Note 14, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our debt transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes, as well as Part I, Item 1. Business, and Part II, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Introduction

We are a leading provider of specialty contracting services throughout the United States. These services include program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, we provide underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. We supply the labor, tools and equipment necessary to provide these services to our customers.

Significant demand for broadband is driven by the everyday use of mobile data devices, as well as other applications that require high speed connections. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses directly or wirelessly using 5G technologies. We believe wireline deployments are the foundational element of what is expected to be a decades’ long deployment of fully converged wireless/wireline networks that will enable high bandwidth, low latency 5G applications. The industry effort required to deploy these converged networks continues to meaningfully broaden our set of opportunities.

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

Fiscal Year

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. We use a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2020 and 2019 each consisted of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

We refer to the period beginning January 27, 2019 and ending on January 25, 2020 as “fiscal 2020”, the period beginning on January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, and the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 78.4%, 78.4%, 75.8%, and 76.8% of our total contract revenues during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during fiscal 2020, fiscal 2019, the 2018 transition period, or fiscal 2017:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Verizon Communications Inc.(1)	21.8%	19.2%	12.0%	9.2%
AT&T Inc.	20.6%	21.2%	20.6%	26.3%
Century Link, Inc.(2)	16.4%	13.6%	17.5%	18.2%
Comcast Corporation	15.1%	20.8%	21.6%	17.7%
Windstream Holdings, Inc(3)	4.5%	3.6%	3.8%	5.4%
Charter Communications, Inc.	2.8%	3.6%	4.2%	3.9%

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

In addition, another customer contributed 0.5%, 0.7%, 1.3%, and 3.6% to our total contract revenues during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, respectively.

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, occasionally we are able to negotiate extensions to these agreements. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Multi-year master service agreements	65.4%	63.8%	67.3%	64.6%
Other long-term contracts	23.2	22.9	18.9	22.4
Total long-term contracts	88.6%	86.7%	86.2%	87.0%

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2019. During March 2018, we acquired certain assets and assumed certain liabilities of a provider of telecommunications construction and maintenance services in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less a working capital adjustment estimated to be $0.5 million. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2017. During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest United States. This acquisition expands our geographic presence within our existing customer base.

The results of these businesses acquired are included in our consolidated financial statements from their respective dates of acquisition. The purchase price allocations of each of the 2019 and 2017 acquisitions were completed within the 12-month measurement period from the dates of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes the non-cash amortization of our convertible senior notes debt discount and amortization of debt issuance costs. See Note 14, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information on the non-cash amortization of the debt discount and debt issuance costs.

Loss on Debt Extinguishment. Loss on debt extinguishment for fiscal 2020 of $0.1 million includes pre-tax charges related to the extinguishment of $25.0 million of our 0.75% convertible senior notes (the “Notes”), including the write-off of deferred debt issuance costs on the Notes.

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

Revenue Recognition. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 15% of contract revenues during fiscal 2020.

For certain contracts, representing less than 5% of contract revenues during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

Accounts Receivable, net. We grant credit to our customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from our performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated realizable value. Unbilled accounts receivable represent amounts we have an unconditional right to receive payment for although invoicing is subject to the completion of certain processes or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements. Certain of our contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in our overall assessment of the collectability of accounts receivable. We expect to collect the outstanding balance of current accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next 12 months. As of January 26, 2019, accounts receivable of $24.8 million from Windstream was classified as non-current in other assets and is net of the related allowance for doubtful accounts. On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 25, 2020, all Windstream’s accounts receivable was classified as current. We estimate our allowance for doubtful accounts by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the creditworthiness of our customers.

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

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 25, 2020 and January 26, 2019, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to workers’ compensation losses occurring in fiscal 2017 through fiscal 2020, we retain the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is unchanged for the 12 month policy period ending in January 2021. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

With regard to automobile liability and general liability losses occurring in fiscal 2017 through fiscal 2020, we retain the risk of loss of up to $1.0 million on a per-occurrence basis. This retention amount is unchanged for the first $5.0 million of insurance coverage (“primary liability insurance”) for the 12 month policy period ending in January 2021. Aggregate stop-loss coverage for primary liability insurance claims, including workers’ compensation claims, was $77.1 million for fiscal 2020, $78.9 million for fiscal 2019, $67.1 million for the 2018 transition period, and $103.7 million for fiscal 2017. Aggregate stop-loss coverage for primary insurance claims, including workers’ compensation claims, is $85.8 million for the 12 month policy period ending January 2021.

With regard to automobile liability and general liability losses exceeding $5.0 million (“excess liability losses”), we retain risk of loss of up to $5.0 million on a per-occurrence basis for the 12 month policy period ending January 2021. Aggregate stop-loss coverage for excess liability losses is $11.5 million for the 12 month period ending January 2021. Excess liability losses greater than $10 million are covered by insurance.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar years 2017 through 2019, we retain the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants of $425,000. For the calendar year 2020, we retain the risk of loss on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000.

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

	January 25, 2020	January 26, 2019
Accrued insurance claims - current	$38,881	$39,961
Accrued insurance claims - non-current	56,026	68,315
Accrued insurance claims	$94,907	$108,276

Insurance recoveries/receivables:
Non-current (included in Other assets)	4,864	13,684
Insurance recoveries/receivables	$4,864	$13,684

The liability for total accrued insurance claims included incurred but not reported losses of approximately $54.6 million and $55.1 million as of January 25, 2020 and January 26, 2019, respectively.

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

Compensation expense for stock-based awards is based on fair value at the measurement date. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. This valuation is affected by the Company’s stock price as well as other inputs, including the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and expected dividends, if any. Our outstanding stock options generally vest ratably over a four-year period and are generally exercisable over a period of up to ten years. The fair value of RSUs and Performance RSUs is estimated on the date of grant and is equal to the closing market price per share of our common stock on that date. RSUs generally vest ratably over a four-year period. Performance RSUs vest ratably over a three-year period, if certain performance measures are achieved. Each RSU and Performance RSU is settled in one share of our common stock upon vesting.

For Performance RSUs, we evaluate compensation expense quarterly and recognize expense only if we determine it is probable that the performance measures for the awards will be met. The performance measures for target awards are based on our operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our operating cash flow level (adjusted for certain amounts) for the applicable four-quarter performance period. Additionally, certain awards include three-year performance measures that are more difficult to achieve than those required to earn target awards and, if met, result in supplemental shares awarded. The performance measures for supplemental awards are based on three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and three-year cumulative operating cash flow level (adjusted for certain amounts). If we determine it is no longer probable that we will achieve certain performance measures for the awards, we reverse the stock-based compensation expense that we had previously recognized associated with the portion of Performance RSUs that are no longer expected to vest. The amount of the expense ultimately recognized depends on the number of awards that actually vest. Accordingly, stock-based compensation expense may vary from period to period. For additional information on our stock-based compensation plans, stock options, RSUs, and Performance RSUs, see Note 19, Stock-Based Awards, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

In addition to the impacts described above, fluctuations in our effective income tax rate were also attributable to the difference in income tax rates from state to state, and non-deductible and non-taxable items recognized in relation to our pre-tax results during the periods. See Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Contingencies and Litigation. In the ordinary course of our business, we are involved in certain legal proceedings and other claims, including claims for indemnification by our customers. In determining whether a loss should be accrued, we evaluate, among other factors, the probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. If only a range of probable loss can be determined, we accrue for our best estimate within the range for the contingency. In those cases where none of the estimates within the range is better than another, we accrue for the amount representing the low end of the range. As additional information becomes available, we reassess the potential liability related to our pending litigation and other contingencies and revise our estimates as applicable. Revisions of our estimates of the potential liability could materially impact our results of operations. Additionally, if the final outcome of such litigation and contingencies differs adversely from that currently expected, it would result in a charge to operating results when determined.

Business Combinations. We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. We determine the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to us at that time, may become known during the remainder of the measurement period. This measurement period may not exceed 12 months from the acquisition date. The Company will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, in the same period in which adjustments are recognized, the Company will record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

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

We complete our annual goodwill impairment assessment as of the first day of our fourth fiscal quarter of each year. We performed our annual impairment assessment for fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis in each of these periods, which compares the fair value of a reporting unit with its carrying amount. When performing the quantitative analysis, the Company determines the fair value of its reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value based on our best estimate of the revenue growth rate and projected operating margin.

In fiscal 2017, we performed the first step of the quantitative analysis on our indefinite-lived intangible asset. In fiscal 2020, fiscal 2019, and the 2018 transition period, qualitative assessments were performed on our indefinite-lived intangible asset.

The table below outlines certain assumptions used in our quantitative impairment analyses for fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Terminal Growth Rate	3.0%	2.5% - 3.0%	2.5% - 3.0%	2.0% - 3.0%
Discount Rate	10.0%	11.0%	11.0%	11.0%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The decrease in the discount rate for fiscal 2020 from fiscal 2019 was mainly a result of a decrease in the cost of debt. The discount rate was consistent for fiscal 2019, the 2018 transition period, and fiscal 2017. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2020 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2020 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2020 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity. As of January 25, 2020, we believe the goodwill and the indefinite-lived intangible asset are recoverable for all of the reporting units and that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Certain of our reporting units also have other intangible assets, including customer relationships, trade names, and non-compete intangibles. As of January 25, 2020, we believe that the carrying amounts of these intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

Significant demand for broadband is driven by the everyday use of mobile data devices, as well as other applications that require high speed connections. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses directly or wirelessly using 5G technologies. We believe wireline deployments are the foundational element of what is expected to be a decades’ long deployment of fully converged wireless/wireline networks that will enable high bandwidth, low latency 5G applications. The industry effort required to deploy these converged networks continues to meaningfully broaden our set of opportunities.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	January 25, 2020		January 26, 2019
Contract revenues	$3,339.7	100.0%	$3,127.7	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	2,779.7	83.2	2,562.4	81.9
General and administrative	254.6	7.6	269.1	8.6
Depreciation and amortization	187.6	5.6	179.6	5.7
Total	3,221.9	96.5	3,011.1	96.3
Interest expense, net	(50.9)	(1.5)	(44.4)	(1.4)
Loss on debt extinguishment	(0.1)	—	—	—
Other income, net	11.7	0.3	15.8	0.5
Income before income taxes	78.5	2.4	88.0	2.8
Provision for income taxes	21.3	0.6	25.1	0.8
Net income	$57.2	1.7%	$62.9	2.0%

A comparison of our financial results for fiscal 2019 and fiscal 2018 can be found in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended January 26, 2019, filed on March 4, 2019.

Contract Revenues. Contract revenues were $3.340 billion during fiscal 2020 compared to $3.128 billion during fiscal 2019. Contract revenues from a business acquired in fiscal 2019 was $26.6 million in fiscal 2020 and $29.6 million in fiscal 2019. Additionally, we earned $4.7 million and $42.9 million of contract revenues from storm restoration services during fiscal 2020 and fiscal 2019, respectively.

Excluding amounts generated by an acquired business and amounts from storm restoration services, contract revenues increased by $253.1 million during fiscal 2020 compared to fiscal 2019. Contract revenues increased by approximately $128.5 million for a large telecommunications customer primarily related to services for fiber deployments. Included in this increase are amounts from a contract modification that provides for incremental revenue, of which $8.9 million related to services performed in periods prior to fiscal 2020. Contract revenues also increased by approximately $124.9 million for a large telecommunications customer primarily for increases in services performed under existing contracts. Additionally, contract revenues increased by approximately $45.3 million for a large telecommunications customer improving its network and by approximately $40.3 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these increases, contract revenues for construction and maintenance services decreased by approximately $135.4 million from a leading cable multiple system operator. All other customers had net increases in contract revenues of $49.5 million on a combined basis during fiscal 2020 compared to fiscal 2019.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.8%, 6.1%, and 3.1%, respectively, for fiscal 2020 compared to 91.3%, 5.8%, and 2.9%, respectively, for fiscal 2019.

Costs of Earned Revenues. Costs of earned revenues increased to $2.780 billion, or 83.2% of contract revenues, during fiscal 2020 compared to $2.562 billion, or 81.9% of contract revenues, during fiscal 2019. The primary components of the increase were a $125.6 million aggregate increase in direct labor and subcontractor costs, a $65.9 million increase in direct materials, and a $5.9 million increase in equipment maintenance and fuel costs combined. Other direct costs increased $20.0 million on a combined basis, which included $10.5 million during fiscal 2020 for estimated warranty costs for work performed for a customer in prior periods.

Costs of earned revenues as a percentage of contract revenues increased 1.3% during fiscal 2020 compared to fiscal 2019. As a percentage of contract revenues, direct materials increased 1.5% primarily as a result of a greater mix of work in which we provide materials for our customers. Other direct costs increased 0.2% as a percentage of contract revenues on a combined basis. Partially offsetting these increases, labor and subcontracted labor costs decreased 0.2% during fiscal 2020 primarily resulting from improved operating leverage on higher revenue compared to the prior year, offset by the impacts of a large customer program. Equipment maintenance and fuel costs combined decreased 0.1% as a percentage of contract revenues during fiscal 2020.

General and Administrative Expenses. General and administrative expenses decreased to $254.6 million, or 7.6% of contract revenues, during fiscal 2020 compared to $269.1 million, or 8.6% of contract revenues, during fiscal 2019. Fiscal 2019 included a reserve on accounts receivable and contract assets of $17.2 million for a customer that filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Fiscal 2020 included a $10.3 million recovery of accounts receivable and contract assets that were reserved in fiscal 2019. Additionally fiscal 2020 included a $3.7 million provision related to a customer project previously completed. Other general and administrative expenses increased by $9.0 million, primarily as a result of increased payroll costs and increased software license and maintenance fees, offset by lower stock-based compensation.

Depreciation and Amortization. Depreciation expense was $166.4 million, or 5.0% of contract revenues, during fiscal 2020, compared to $157.0 million, or 5.0% of contract revenues, during fiscal 2019. The increase in depreciation expense during fiscal 2020 was primarily due to the addition of fixed assets to support our expanded in-house workforce and the normal replacement cycle of fleet assets. Amortization expense was $21.2 million and $22.6 million during fiscal 2020 and fiscal 2019, respectively.

Interest Expense, Net. Interest expense, net was $50.9 million and $44.4 million during fiscal 2020 and fiscal 2019, respectively. Interest expense includes $20.1 million and $19.1 million for the non-cash amortization of the debt discount associated with the 0.75% convertible senior notes due September 2021 (the “Notes”) during fiscal 2020 and fiscal 2019, respectively. Excluding this amortization, interest expense, net increased to $30.7 million during fiscal 2020 from $25.3 million during fiscal 2019 as a result of higher outstanding borrowings.

Other Income, Net. Other income, net was $11.7 million and $15.8 million during fiscal 2020 and fiscal 2019, respectively. The change in other income, net was primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $14.9 million and $19.4 million during fiscal 2020 and fiscal 2019, respectively. Other income, net also reflects $4.2 million and $4.1 million of expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program during fiscal 2020 and fiscal 2019, respectively.

Loss on Debt Extinguishment. Loss on debt extinguishment for fiscal 2020 of $0.1 million includes pre-tax charges related to the extinguishment of $25.0 million of our 0.75% convertible senior notes (the “Notes”), including the write-off of deferred debt issuance costs on the Notes.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2020 and fiscal 2019 (dollars in millions):

	Fiscal Year Ended
	January 25, 2020	January 26, 2019
Income tax provision	$21.3	$25.1
Effective income tax rate	27.1%	28.5%

Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state where work was performed during the periods, variances in non-deductible and non-taxable items during the periods, and the impact of the vesting and exercise of share-based awards.

Net Income. Net income was $57.2 million for fiscal 2020 compared to $62.9 million for fiscal 2019.

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

	Fiscal Year Ended
	January 25, 2020	January 26, 2019
Net income	$57,215	$62,907
Interest expense, net	50,859	44,369
Provision for income taxes	21,321	25,131
Depreciation and amortization	187,556	179,603
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	316,951	312,010
Gain on sale of fixed assets	(14,879)	(19,390)
Stock-based compensation expense	10,034	20,187
Loss on debt extinguishment	76	—
Non-cash charge for Windstream accounts receivable and contract assets	—	17,157
Recovery of previously reserved accounts receivable and contract assets	(10,345)	—
Q1-20 charge for warranty costs	8,200	—
Non-GAAP Adjusted EBITDA	$310,037	$329,964

Non-GAAP Adjusted EBITDA % of contract revenues	9.3%	10.5%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $54.6 million as of January 25, 2020, compared to $128.3 million as of January 26, 2019. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $957.8 million as of January 25, 2020 compared to $817.1 million as of January 26, 2019.

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

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on the Notes and outstanding term loan facilities and revolver borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next

12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, experience difficulty or delays in collecting amounts owed to us by our customers, increase our working capital in connection with new or existing customer programs, or to the extent we repurchase our common stock, repay credit agreement borrowings, or redeem or convert the Notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for fiscal 2020 and fiscal 2019 (dollars in millions):

	Fiscal Year Ended
	January 25, 2020	January 26, 2019
Net cash flows:
Provided by operating activities	$58.0	$124.4
Used in investing activities	$(101.2)	$(161.4)
(Used in) provided by financing activities	$(31.1)	$80.9

Cash Provided By Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt recovery were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During fiscal 2020, net cash provided by operating activities was $58.0 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $238.9 million of operating cash flow during fiscal 2020. Working capital changes that used operating cash flow during fiscal 2020 included increases in accounts receivable; contract assets, net; other current assets and inventories; and accounts payable of $195.8 million, $35.9 million, $7.0 million and $2.1 million, respectively. In addition, a net decrease in accrued liabilities used $39.1 million of operating cash flow primarily resulted from payments made related to operating lease liabilities and the timing of other payments. Changes that provided operating cash flow during fiscal 2020 included a net decrease in other assets of $41.1 million primarily as a result of collections of long-term accounts receivable and a reduction of long-term contract assets.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 130 days as of January 25, 2020, compared to 103 days as of January 26, 2019. The increase in our DSO was primarily a result of an increase in the amount of work performed under a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of January 25, 2020 and January 26, 2019 and Note 20, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of January 25, 2020 or January 26, 2019.

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

Cash Used in Investing Activities. Net cash used in investing activities was $101.2 million during fiscal 2020. During fiscal 2020, capital expenditures of $120.6 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $19.0 million.
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

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $31.1 million during fiscal 2020. During fiscal 2020, repayments under our credit agreement, net of borrowings, were $5.6 million. Additionally, during the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. This transaction resulted in cash provided of $0.7 million related to the redemption discount on the Notes and $0.4 million related to the settlement of a portion of the convertible note hedge, partially offset by cash used of $0.3 million related to the purchase of a portion of the warrants. During fiscal 2020, we withheld shares and paid $1.7 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the period. Partially offsetting these uses, we received $0.5 million from the exercise of stock options during fiscal 2020.

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

Compliance with Credit Agreement. On October 19, 2018, we amended and restated our existing credit agreement to extend its maturity date to October 19, 2023 and, among other things, increase the maximum revolver commitment to $750.0 million from $450.0 million, and increase the term loan facility to $450.0 million. The credit agreement includes a $200.0 million sublimit for the issuance of letters of credit.

The credit agreement provides us with the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the credit agreement and/or in the form of term loans. These facilities can be increased up to the greater of $350.0 million or an amount that does not result in our consolidated senior secured net leverage ratio exceeding 2.25 to 1.00, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded). Our consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing 12 month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the credit agreement (“EBITDA”). Borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of the substantial majority of our subsidiaries.

Under our credit agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing 12 month consolidated EBITDA, as defined by our credit agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio:

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) The administrative agent’s base rate is described in our credit agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00%.

Standby letters of credit of approximately $52.3 million and $48.6 million, issued as part of our insurance program, were outstanding under our credit agreement as January 25, 2020 and January 26, 2019, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of January 25, 2020 and January 26, 2019 were as follows:

	Weighted Average Rate End of Period
	January 25, 2020	January 26, 2019
Borrowings - Term loan facilities	3.67%	4.25%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	2.00%	1.75%
Unused Revolver Commitment	0.40%	0.35%

(1) There were no outstanding borrowings under our revolving facility as of January 25, 2020 or January 26, 2019.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing 12 month consolidated EBITDA to our consolidated interest expense, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contains a minimum liquidity covenant that is applicable beginning 91 days prior to the maturity date of the Notes if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of our credit agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of our credit agreement. At January 25, 2020 and January 26, 2019, we were in compliance with the financial covenants of our credit agreement and had borrowing availability in our revolving facility of $287.0 million and $412.9 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 25, 2020 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$460,000	$—	$—	$460,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facilities	22,500	61,875	360,000	—	444,375
Fixed interest payments on long-term debt(1)	3,450	3,450	—	—	6,900
Obligations under long-term operating leases(2)	30,138	35,511	12,522	1,495	79,666
Obligations under short-term operating leases(3)	268	—	—	—	268
Employment agreements	17,865	10,500	—	—	28,365
Purchase and other contractual obligations(4)	10,091	—	—	—	10,091
Total	$84,312	$571,336	$372,522	$1,495	$1,029,665

(1) Includes interest payments on our $460.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of January 25, 2020 consisted of $444.4 million outstanding under our term loan facilities.

(2) Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $2.9 million as of January 25, 2020.

(3) Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of January 25, 2020.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of January 25, 2020, purchase and other contractual obligations includes approximately $7.9 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 25, 2020. See Note 17, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding obligations under multi-employer defined pension plans.

Our consolidated balance sheet as of January 25, 2020 includes a long-term liability of approximately $56.0 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $4.7 million and $3.8 million, as of January 25, 2020 and January 26, 2019, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 25, 2020 and January 26, 2019 we had $156.1 million and $123.5 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $58.1 million as of January 25, 2020. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 25, 2020 and January 26, 2019, we had $23.4 million and $23.2 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $52.3 million and $48.6 million outstanding standby letters of credit issued under our credit agreement as of January 25, 2020 and January 26, 2019, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.314 billion and $7.330 billion at January 25, 2020, and January 26, 2019, respectively. We expect to complete 37.1% of the January 25, 2020 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Backlog is not a measure defined by United States generally accepted accounting principles (“GAAP”) and should be considered in addition to, but not as a substitute for, GAAP results. Participants in our industry often disclose a calculation of their backlog; however, our methodology for determining backlog may not be comparable to the methodologies used by others. We utilize our calculation of backlog to assist in measuring aggregate awards under existing contractual relationships with our customers. We believe our backlog disclosures will assist investors in better understanding this estimate of the services to be performed pursuant to awards by our customers under existing contractual relationships.

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Withdrawal Dispute Plan”), ceased operations. In October 2016, the Withdrawal Dispute Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request seeking review of the withdrawal liability determination. We dispute the claim that we are required to make payment of a withdrawal liability as we believe there is a statutory exemption under ERISA that applies to our activities. The Withdrawal Dispute Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly withdrawal liability payments to the Withdrawal Dispute Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability, all such payments will be refunded.

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

Our credit agreement permits borrowings at a variable rate of interest. On January 25, 2020, we had variable rate debt outstanding under our credit agreement of $444.4 million under our term loan facilities. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of our credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.2 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. Due to the fixed rate of interest on the Notes, changes in market rates of interest would not have an impact on the related interest expense. However, there exists market risk sensitivity on the fair value of the fixed rate Notes with respect to changes in market interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $97.25 and $96.31 as of January 25, 2020 and January 26, 2019, respectively (dollars in thousands)

	January 25, 2020	January 26, 2019
Principal amount of Notes	$460,000	$485,000
Less: Debt discount and debt issuance costs	(37,474)	(61,801)
Net carrying amount of Notes	$422,526	$423,199

Fair value of principal amount of Notes	$447,350	$467,104
Less: Debt discount and debt issuance costs	(37,474)	(61,801)
Fair value of Notes	$409,876	$405,303

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $4.6 million, calculated on a discounted cash flow basis as of January 25, 2020.

In connection with the issuance of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion.  After the Company settled a portion of the note hedge transactions during fiscal 2020 in connection with the purchase of $25 million of the Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 4.748 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share.  After the Company purchased a portion of the warrants during fiscal 2020 in connection with the purchase of $25 million of the Notes, the remaining warrant transactions provide for up to 4.748 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock. See Note 14, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion of these debt transactions.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 25, 2020	January 26, 2019
ASSETS
Current assets:
Cash and equivalents	$54,560	$128,342
Accounts receivable, net	817,245	625,258
Contract assets	253,005	215,849
Inventories	98,324	94,385
Income tax receivable	3,168	3,461
Other current assets	31,991	29,145
Total current assets	1,258,293	1,096,440

Property and equipment, net	376,610	424,751
Operating lease right-of-use assets	69,596	—
Goodwill	325,749	325,749
Intangible assets, net	139,945	161,125
Other assets	47,438	89,438
Total non-current assets	959,338	1,001,063
Total assets	$2,217,631	$2,097,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,612	$119,485
Current portion of debt	22,500	5,625
Contract liabilities	16,332	15,125
Accrued insurance claims	38,881	39,961
Operating lease liabilities	26,581	—
Income taxes payable	344	721
Other accrued liabilities	98,775	104,074
Total current liabilities	323,025	284,991

Long-term debt	844,401	867,574
Accrued insurance claims - non-current	56,026	68,315
Operating lease liabilities - non-current	43,606	—
Deferred tax liabilities, net - non-current	75,527	65,963
Other liabilities	6,442	6,492
Total liabilities	$1,349,027	$1,293,335

COMMITMENTS AND CONTINGENCIES, Note 21

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,583,938 and 31,430,031 issued and outstanding, respectively	10,528	10,477
Additional paid-in capital	30,158	22,489
Accumulated other comprehensive loss	(1,781)	(1,282)
Retained earnings	829,699	772,484
Total stockholders’ equity	$868,604	$804,168
Total liabilities and stockholders’ equity	$2,217,631	$2,097,503

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017

Contract revenues	$3,339,682	$3,127,700	$1,411,348	$3,066,880

Costs of earned revenues, excluding depreciation and amortization	2,779,730	2,562,392	1,141,480	2,404,734
General and administrative	254,590	269,140	124,930	239,231
Depreciation and amortization	187,556	179,603	85,053	147,906
Total	3,221,876	3,011,135	1,351,463	2,791,871

Interest expense, net	(50,859)	(44,369)	(19,560)	(37,364)
Loss on debt extinguishment	(76)	—	—	—
Other income, net	11,665	15,842	6,225	12,780
Income before income taxes	78,536	88,038	46,550	250,425

Provision (benefit) for income taxes	21,321	25,131	(22,285)	93,208

Net income	$57,215	$62,907	$68,835	$157,217

Earnings per common share:
Basic	$1.82	$2.01	$2.22	$5.01

Diluted	$1.80	$1.97	$2.15	$4.92

Shares used in computing earnings per common share:
Basic	31,498,474	31,250,376	31,059,140	31,351,367

Diluted	31,821,782	31,990,168	32,054,945	31,984,731

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Net income	$57,215	$62,907	$68,835	$157,217
Foreign currency translation (losses) gains, net of tax	(499)	(136)	12	116
Comprehensive income	$56,716	$62,771	$68,847	$157,333

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 30, 2016	31,420,310	$10,473	$10,208	$(1,274)	$537,880	$557,287
Stock options exercised	102,831	34	1,415	—	—	1,449
Stock-based compensation	2,847	1	20,804	—	—	20,805
Issuance of restricted stock, net of tax withholdings	274,303	92	(10,859)	—	—	(10,767)
Repurchase of common stock	(713,006)	(238)	(19,861)	—	(42,810)	(62,909)
Tax benefits from stock-based compensation	—	—	8,385	—	—	8,385
Other comprehensive loss	—	—	—	116	—	116
Net income	—	—	—	—	157,217	157,217
Balances as of July 29, 2017	31,087,285	10,362	10,092	(1,158)	652,287	671,583
Stock options exercised	52,553	18	727	—	—	745
Stock-based compensation	1,492	1	13,276	—	—	13,277
Issuance of restricted stock, net of tax withholdings	244,339	81	(7,985)	—	(4,677)	(12,581)
Repurchase of common stock	(200,000)	(67)	(9,940)	—	(6,868)	(16,875)
Other comprehensive loss	—	—	—	12	—	12
Net income	—	—	—	—	68,835	68,835
Balances as of January 27, 2018	31,185,669	10,395	6,170	(1,146)	709,577	724,996
Stock options exercised	82,235	27	844	—	—	871
Stock-based compensation	3,122	1	20,186	—	—	20,187
Issuance of restricted stock, net of tax withholdings	159,005	54	(4,711)	—	—	(4,657)
Other comprehensive loss	—	—	—	(136)	—	(136)
Net income	—	—	—	—	62,907	62,907
Balances as of January 26, 2019	31,430,031	10,477	22,489	(1,282)	772,484	804,168
Stock options exercised	45,258	15	488	—	—	503
Stock-based compensation	2,803	1	10,033	—	—	10,034
Issuance of restricted stock, net of tax withholdings	105,846	35	(1,733)	—	—	(1,698)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(1,206)	—	—	(1,206)
Purchase of warrants	—	—	(301)	—	—	(301)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	388	—	—	388
Other comprehensive loss	—	—	—	(499)	—	(499)
Net income	—	—	—	—	57,215	57,215
Balances as of January 25, 2020	31,583,938	$10,528	$30,158	$(1,781)	$829,699	$868,604

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Cash flows from operating activities:
Net income	$57,215	$62,907	$68,835	$157,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,556	179,603	85,053	147,906
Non-cash lease expense	30,043	—	—	—
Deferred income tax provision	9,261	8,523	(19,665)	18,233
Stock-based compensation	10,034	20,187	13,277	20,805
Provision for bad debt (recovery), net	(6,540)	17,071	201	199
Gain on sale of fixed assets	(14,879)	(19,390)	(7,217)	(14,866)
Loss on debt extinguishment	76	—	—	—
Amortization of debt discount	20,112	19,103	9,170	17,610
Amortization of debt issuance costs and other	4,023	3,686	1,736	3,323
Excess tax benefit from share-based awards	—	—	—	(8,385)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(195,796)	(30,750)	50,955	(33,068)
Contract assets, net	(35,888)	(149,828)	16,982	(27,773)
Other current assets and inventories	(6,960)	(15,842)	(67)	(13,232)
Other assets	41,068	(25,110)	1,630	2,064
Income taxes receivable/payable	(84)	10,357	(6,716)	(13,189)
Accounts payable	(2,141)	20,064	(21,503)	977
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(39,101)	23,866	(32,138)	(1,378)
Net cash provided by operating activities	57,999	124,447	160,533	256,443

Cash flows from investing activities:
Capital expenditures	(120,574)	(164,963)	(87,839)	(201,197)
Proceeds from sale of assets	19,045	22,949	11,808	16,029
Cash paid for acquisitions, net of cash acquired	—	(20,917)	—	(26,070)
Proceeds from acquisition working capital adjustment	—	—	—	1,825
Other investing activities	306	1,576	—	666
Net cash used in investing activities	(101,223)	(161,355)	(76,031)	(208,747)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	475,000	423,188	—	707,000
Principal payments on senior credit agreement, including term loans	(480,625)	(331,250)	(9,625)	(685,563)
Debt financing costs	—	(7,275)	—	(70)
Repurchase of common stock	—	—	(16,875)	(62,909)
Extinguishment of 0.75% convertible senior notes	(25,000)	—	—	—
Redemption discount on convertible debt, net of costs	675	—	—	—
Settlement of convertible note hedges related to extinguished convertible debt	388	—	—	—
Purchase of warrants	(301)	—	—	—
Exercise of stock options	503	871	745	1,449
Restricted stock tax withholdings	(1,698)	(4,657)	(12,581)	(10,767)
Excess tax benefit from share-based awards	—	—	—	8,385
Net cash (used in) provided by financing activities	(31,058)	80,877	(38,336)	(42,475)
Net (decrease) increase in cash and equivalents and restricted cash	(74,282)	43,969	46,166	5,221

Cash, cash equivalents and restricted cash at beginning of period	134,151	90,182	44,016	38,795

Cash, cash equivalents and restricted cash at end of period	$59,869	$134,151	$90,182	$44,016

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$26,655	$22,312	$7,748	$16,505
Cash paid for taxes, net	$12,017	$6,396	$4,749	$88,060
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$8,814	$6,795	$1,634	$21,978

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Dycom Industries, Inc. (“Dycom”, the “Company”, “we”, or “us”) is a leading provider of specialty contracting services throughout the United States. We provide program management, engineering, construction, maintenance and installation services for telecommunications providers, underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities.

Accounting Period. In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. We use a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2020 and 2019 each consisted of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 30, 2021.

We refer to the period beginning January 27, 2019 and ending on January 25, 2020 as “fiscal 2020”, the period beginning on January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, and the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”.

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

2. Significant Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. These key estimates include: the recognition of revenue under the cost-to-cost method of progress, accrued insurance claims, the allowance for doubtful accounts, accruals for contingencies, stock-based compensation expense for performance-based stock awards, the fair value of reporting units for the goodwill impairment analysis, the assessment of impairment of intangibles and other long lived assets, the purchase price allocations of businesses acquired, and income taxes. These estimates are based on our historical experience and management’s understanding of current facts and circumstances. At the time they are made, we believe that such estimates are fair when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates.

Leases. Our leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For leases with initial terms greater than 12 months, we record operating lease right-of-use assets and corresponding operating lease liabilities. Operating lease right-of-use assets represent our right to use the underlying asset for the lease term and operating lease liabilities represent our obligation to make the related lease payments. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet.

Revenue Recognition. We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 15% of contract revenues during fiscal 2020.

For certain contracts, representing less than 5% of contract revenues during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2020, fiscal 2019, the 2018 transition period, or fiscal 2017.

Accounts Receivable, Net. We grant credit to our customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from our performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated realizable value. Unbilled accounts receivable represent amounts we have an unconditional right to receive payment for although invoicing is subject to the completion of certain processes or other requirements. Such requirements may include the passage of time, completion of other items within a statement of work, or other contractual billing requirements. Certain of our contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in our overall assessment of the collectability of accounts receivable. We expect to collect the outstanding balance of current accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next 12 months. As of January 26, 2019, accounts receivable of $24.8 million from Windstream were classified as non-current in other assets and were net of the related allowance for doubtful accounts. On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 25, 2020, all Windstream’s accounts receivable was classified as current. We estimate our allowance for doubtful accounts by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the credit worthiness of our customers.

We have participated in a customer-sponsored vendor payment program for one of our customers since fiscal 2016. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. We incur a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the consolidated statements of operations. The operations of this program have not changed since we began participating.

Contract Assets. Contract assets include unbilled amounts typically resulting from arrangements whereby complete satisfaction of a performance obligation and the right to payment are conditioned on completing additional tasks or services.

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 25, 2020 and January 26, 2019, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

Cash and Equivalents. Cash and equivalents primarily include balances on deposit in banks. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Inventories. Inventories consist of materials and supplies used in the ordinary course of business and are carried at the lower of cost (using the first-in, first-out method) or net realizable value. Inventories also include certain job specific materials that are valued using the specific identification method. For contracts where we are required to supply part or all of the materials on behalf of a customer, the loss of a customer or declines in contract volumes could result in an impairment of the value of materials purchased.

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 9, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $21.2 million and $28.5 million as of January 25, 2020 and January 26, 2019, respectively.

Goodwill and Intangible Assets. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

We complete our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in our fiscal year end in fiscal 2018, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this became the first day of our fourth fiscal quarter. The change in the annual goodwill impairment assessment date was deemed a change in accounting principle, which we believe to be preferable as the change was made to better align the annual goodwill impairment test with the change in our annual planning and budgeting process related to the new fiscal year end. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge and had no effect on the consolidated financial statements, including any cumulative effect on retained earnings.

We review finite-lived intangible assets for impairment whenever an event occurs or circumstances change that indicate that the carrying amount of such assets may not be fully recoverable. Recoverability is determined based on an estimate of undiscounted future cash flows resulting from the use of an asset and its eventual disposition. If an asset is not recoverable, an impairment loss is measured by comparing the fair value of the asset to its carrying value. If we determine the fair value of an asset is less than the carrying value, an impairment loss is recognized in operating income or loss in the consolidated statements of operations during the period incurred.

We use judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. We determine the fair value of our reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in our judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs. See Note 10, Goodwill and Intangible Assets, for additional information regarding our annual assessment of goodwill and other indefinite-lived intangible assets.

Business Combinations. We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to us at that time, may become known during the remainder of the measurement period. This measurement period may not exceed 12 months from the acquisition date. We will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, in the same period in which adjustments are recognized, we will record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

Long-Lived Tangible Assets. We review long-lived tangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of an asset group and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. Long-lived tangible assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell.

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We have established reserves that we believes to be adequate based on current evaluations and our experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions.

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

Per Share Data. Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average number of common shares outstanding during the period and dilutive potential common shares arising from our stock-based awards (including unvested restricted share units), convertible senior notes, and warrants if their inclusion is dilutive under the treasury stock method. Common stock equivalents related to stock-based awards, convertible senior notes, and warrants are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

We adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on a prospective basis effective July 30, 2017, the first day of the 2018 transition period. Under the amended guidance, excess tax benefits and tax deficiencies arising from the vesting and exercise of share-based awards are no longer included in the hypothetical proceeds used to repurchase shares when computing diluted earnings per common share under the treasury stock method. See Note 4, Computation of Earnings Per Share, for additional information related to ASU 2016-09’s impact on per share data.

Stock-Based Compensation. We have stock-based compensation plans under which we grant stock-based awards, including stock options, time-based restricted share units (“RSUs”), and performance-based restricted share units (“Performance RSUs”) to attract, retain, and reward talented employees, officers, and directors, and to align stockholder and employee interests. The resulting compensation expense is recognized on a straight-line basis over the vesting period, net of actual forfeitures, and is included in general and administrative expenses in the consolidated statements of operations. This expense fluctuates over time as a result of the vesting periods of the stock-based awards and, for our Performance RSUs, the expected achievement of performance measures.

Compensation expense for stock-based awards is based on fair value at the measurement date. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. This valuation is affected by our stock price as well as other inputs, including the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and expected dividends, if any. Stock options vest ratably over a four-

year period and are exercisable over a period of up to ten years. The fair value of RSUs and Performance RSUs is estimated on the date of grant and is equal to the closing market price per share of our common stock on that date. RSUs generally vest ratably over a four-year period. Performance RSUs vest ratably over a three-year period, if certain performance measures are achieved. Each RSU and Performance RSU is settled in one share of the Company’s common stock upon vesting.

For Performance RSUs, we evaluate compensation expense quarterly and recognize expense only if we determine it is probable that the performance measures for the awards will be met. The performance measures for target awards are based on our operating earnings (adjusted for certain amounts) as a percentage of contract revenues and our operating cash flow level (adjusted for certain amounts) for the applicable four-quarter performance period. Additionally, certain awards include three-year performance measures that are more difficult to achieve than those required to earn target awards and, if met, result in supplemental shares awarded. The performance measures for supplemental awards are based on three-year cumulative operating earnings (adjusted for certain amounts) as a percentage of contract revenues and three-year cumulative operating cash flow level (adjusted for certain amounts). In a period we determine it is no longer probable that we will achieve certain performance measures for the awards, we reverse the stock-based compensation expense that we had previously recognized and associated with the portion of Performance RSUs that are no longer expected to vest. The amount of the expense ultimately recognized depends on the number of awards that actually vest. Accordingly, stock-based compensation expense may vary from period to period. For additional information on our stock-based compensation plans, stock options, RSUs, and Performance RSUs, see Note 19, Stock-Based Awards.

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Our effective income tax rate differs from the statutory rate for the tax jurisdictions where we operate, primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, certain tax impacts from the vesting and exercise of share-based awards, and certain tax impacts from the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). Tax Reform had a substantial impact on our consolidated financial statements for the 2018 transition period. See Note 15, Income Taxes, for further information.

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

We recognize tax benefits in the amount that we deem, more likely than not, will be realized upon ultimate settlement of any tax uncertainty. Tax positions that fail to qualify for recognition are recognized during the period in which the more-likely-than-not standard has been reached, when the tax positions are resolved with the respective taxing authority or when the statute of limitations for tax examination has expired. We recognize applicable interest related to tax amounts in interest expense and penalties within general and administrative expenses.

We believe our provision for income taxes is adequate; however, any assessment would affect our results of operations and cash flows. With few exceptions, we are no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2015 and prior.
Fair Value of Financial Instruments. Our financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of our long-term debt, which is based on observable market-based inputs (Level 2). See Note 14, Debt, for further information regarding the fair value of such financial instruments. Our cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 25, 2020 and January 26, 2019. During fiscal 2020, fiscal 2019, the 2018 transition, and fiscal 2017, we had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

Taxes Collected from Customers. ASC Topic 606, Taxes Collected from Customers and Remitted to Governmental Authorities, addresses the income statement presentation of any taxes collected from customers and remitted to a government authority and provides that the presentation of taxes on either a gross basis or a net basis is an accounting policy decision that should be disclosed. Our policy is to present contract revenues net of sales taxes.

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

Effective January 27, 2019, the first day of fiscal 2020, we adopted the requirements of ASU 2016-02 using the transition provisions at the date of adoption instead of at the earliest comparative period presented in the financial statements. Accordingly, comparative financial statements for periods prior to the date of adoption were not adjusted. We elected the group of practical expedients that allowed us not to reassess the following: whether any expired or existing contracts represent leases, the classification of any expired or existing leases, and the initial direct costs for any expired or existing leases. We did not elect the practical expedient to use hindsight to determine the lease term. On adoption, we recognized approximately $71.0 million of operating lease right-of-use assets and corresponding lease liabilities on our consolidated balance sheet for our operating leases with terms greater than 12 months. The adoption of ASU 2016-02 did not have a material impact on our consolidated statements of operations, comprehensive income, or cash flows.

Accounting Standards Not Yet Adopted

Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables and is effective for fiscal years beginning after December 15, 2019. The standard will be applied prospectively with an adjustment to retained earnings. The effect of the standard on our consolidated financial statements is still under evaluation, but we do not expect the impact to be material.

Intangibles. In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). This ASU introduces amendments that align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The new standard is effective for fiscal years beginning after December 15, 2019. The effect of the standard on our consolidated financial statements is still under evaluation, but we do not expect the impact to be material.

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for the fiscal year ended January 29, 2022 and interim periods within that year. We are currently evaluating the effect of the standard on our consolidated financial statements.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Net income available to common stockholders (numerator)	$57,215	$62,907	$68,835	$157,217

Weighted-average number of common shares (denominator)	31,498,474	31,250,376	31,059,140	31,351,367

Basic earnings per common share	$1.82	$2.01	$2.22	$5.01

Weighted-average number of common shares	31,498,474	31,250,376	31,059,140	31,351,367
Potential shares of common stock arising from stock options, and unvested restricted share units(1)	323,308	555,993	778,411	633,364
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(2)	—	183,799	217,394	—
Total shares-diluted (denominator)	31,821,782	31,990,168	32,054,945	31,984,731

Diluted earnings per common share	$1.80	$1.97	$2.15	$4.92

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	253,000	130,779	93,117	73,830
0.75% convertible senior notes due 2021(2) (3)	4,747,706	4,821,935	4,788,340	5,005,734
Warrants(2) (3)	4,747,706	5,005,734	5,005,734	5,005,734
Total	9,748,412	9,958,448	9,887,191	10,085,298

(1) We adopted ASU 2016-09 on a prospective basis effective July 30, 2017, the first day of the 2018 transition period. Under the amended guidance, excess tax benefits and tax deficiencies arising from the vesting and exercise of share-based awards are no longer included in the hypothetical proceeds used to repurchase shares when computing diluted earnings per common share under the treasury stock method. As a result, diluted shares used in computing diluted earnings per common share for the 2018 transition period increased by approximately 177,575 shares.

(2) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $96.89 per share conversion price. Our average stock price did not exceed the per share conversion price during fiscal 2020; therefore, there was no dilutive impact on earnings per common share for this period. During the first and second quarters of fiscal 2019, and the second quarter of the 2018 transition period, our average stock price of $110.46, $99.27, and $106.11, respectively, each exceeded the conversion price. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during each period are included in the calculation of diluted earnings per share for fiscal 2019 and the 2018 transition period. The warrants associated with our convertible senior notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above.

(3) In connection with the purchase of $25 million of the convertible senior notes (“Notes”) in fiscal 2020, we unwound convertible note hedge transactions and warrants proportionately to the number of Notes, which decreased the number of excluded shares from 5.006 million to 4.748 million.

In connection with the offering of the convertible senior notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the convertible senior notes when the average stock price for the period is above $96.89 per share. See Note 14, Debt, for additional information related to our convertible senior notes, warrant transactions, and hedge transactions.

5. Acquisitions

Fiscal 2019. During March 2018, we acquired certain assets and assumed certain liabilities of a provider of telecommunications construction and maintenance services in the Midwest and Northeast United States for a cash purchase price of $20.9 million, less a working capital adjustment estimated to be $0.5 million. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2017. During March 2017, we acquired Texstar Enterprises, Inc. (“Texstar”) for $26.1 million, net of cash acquired. Texstar provides construction and maintenance services for telecommunications providers in the Southwest and Pacific Northwest United States. This acquisition expands our geographic presence within our existing customer base.

Purchase Price Allocations

The purchase price allocations of each of the 2019 and 2017 acquisitions were completed within the 12-month measurement period from the dates of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material.

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

The goodwill associated with the stock purchase of Texstar is not deductible for tax purposes. Results of businesses acquired are included in the consolidated financial statements from their respective dates of acquisition. Contract revenues and net income of these acquisitions were not material during fiscal 2020, fiscal 2019, the 2018 transition period, or fiscal 2017.
6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities. See Note 2, Significant Accounting Policies and Estimates, for further information on our policies related to these balance sheet accounts, as well as our revenue recognition policies.

Accounts Receivable

Accounts receivable, net classified as current, consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Trade accounts receivable	$355,805	$331,903
Unbilled accounts receivable	453,353	283,463
Retainage	12,669	10,831
Total	821,827	626,197
Less: allowance for doubtful accounts	(4,582)	(939)
Accounts receivable, net	$817,245	$625,258

As of January 26, 2019, accounts receivable of $24.8 million from Windstream was classified as non-current in other assets and is net of the related allowance for doubtful accounts. As of January 25, 2020, all of Windstream’s accounts receivable was classified as current. See Note 7, Other Current Assets and Other Assets, for further information on our non-current accounts receivable, net.

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. Approximately $16.8 million of the allowance for doubtful accounts as of January 26, 2019 was classified as non-current. The allowance for doubtful accounts changed as follows (dollars in thousands):

	January 25, 2020	January 26, 2019
Allowance for doubtful accounts at beginning of period	$17,702	$998
Provision for bad debt (recovery)	(6,540)	16,677
Amounts recovered (charged) against the allowance	(6,580)	27
Allowance for doubtful accounts at end of period	$4,582	$17,702

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Contract assets	$253,005	$215,849
Contract liabilities	16,332	15,125
Contract assets, net	$236,673	$200,724

The increase in contract assets, net, in fiscal 2020 from fiscal 2019 primarily resulted from services performed under contracts consisting of multiple tasks which will be billed as the tasks are completed. There were no other significant changes in contract assets during the period. During fiscal 2020, we performed services and recognized revenue related to all but an immaterial amount of our contract liabilities that existed at January 26, 2019. See Note 7, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of January 25, 2020 or January 26, 2019 were as follows (dollars in millions):

	January 25, 2020		January 26, 2019
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$440.2	41.8%	$298.4	36.2%
CenturyLink, Inc.	$175.8	16.7%	$147.2	17.9%
Comcast Corporation	$114.0	10.8%	$127.2	15.4%
AT&T Inc.	$97.2	9.2%	$90.6	11.0%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of January 25, 2020 or January 26, 2019.
7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Prepaid expenses	$12,769	$12,758
Deposits and other current assets	17,447	14,762
Restricted cash	1,556	1,556
Receivables on equipment sales	219	69
Other current assets	$31,991	$29,145

Other assets consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Long-term contract assets	$22,653	$30,399
Deferred financing costs	7,133	9,036
Restricted cash	3,753	4,253
Insurance recoveries/receivables for accrued insurance claims	4,864	13,684
Long-term accounts receivable, net	—	24,815
Other non-current deposits and assets	9,035	7,251
Other assets	$47,438	$89,438

Long-term contract assets represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers.

Long-term accounts receivable, net of allowance for doubtful accounts, represent trade receivables due from Windstream Holdings, Inc. as of January 26, 2019. The balances owed as of January 26, 2019 were collected during fiscal 2020, net of applicable reserves.

See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the consolidated statement of cash flows consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Cash and equivalents	$54,560	$128,342
Restricted cash included in:
Other current assets	1,556	1,556
Other assets (long-term)	3,753	4,253
Cash, cash equivalents and restricted cash	$59,869	$134,151

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 25, 2020	January 26, 2019
Land	—	$4,024	$4,359
Buildings	10-35	12,934	13,555
Leasehold improvements	1-10	17,151	16,185
Vehicles	1-5	626,307	589,741
Computer hardware and software	1-7	149,600	140,327
Office furniture and equipment	1-10	13,557	12,804
Equipment and machinery	1-10	312,244	296,408
Total		1,135,817	1,073,379
Less: accumulated depreciation		(759,207)	(648,628)
Property and equipment, net		$376,610	$424,751

Depreciation expense and repairs and maintenance expense were as follows (dollars in thousands):

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Depreciation expense	$166,376	$156,959	$72,961	$123,125
Repairs and maintenance expense	$44,208	$36,109	$16,438	$31,272

10. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during fiscal 2020. Changes in the carrying amount of goodwill during fiscal 2019 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 27, 2018	$517,510	$(195,767)	$321,743
Goodwill from fiscal 2019 acquisition	4,097	—	4,097
Purchase price allocation adjustments from fiscal 2019 acquisition	(91)	—	(91)
Balance as of January 26, 2019	$521,516	$(195,767)	$325,749

Our goodwill resides in multiple reporting units and primarily consists of expected synergies, together with the expansion of our geographic presence and strengthening of our customer base. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing services, and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs established when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

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

We complete our annual goodwill impairment assessment as of the first day of the fourth fiscal quarter of each year. As a result of the change in our fiscal year end in fiscal 2018, the annual goodwill impairment assessment date was changed to the first day of the fiscal quarter ending on the last Saturday in January, as this became the first day of our fourth fiscal quarter. The change in the annual goodwill impairment assessment date is deemed a change in accounting principle, which we believe to be preferable as the change was made to better align the annual goodwill impairment test with the change in our annual planning and budgeting process related to the new fiscal year end. This change in accounting principle did not delay, accelerate or avoid a goodwill impairment charge and had no effect on the consolidated financial statements, including any cumulative effect on retained earnings.

We performed our annual impairment assessment for fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value based on our best estimate of the revenue growth rate and projected operating margin.

In fiscal 2017, we performed the first step of the quantitative analysis on our indefinite-lived intangible asset. In fiscal 2020, fiscal 2019, and the 2018 transition period, qualitative assessments were performed on our indefinite-lived intangible asset.

The table below outlines certain assumptions used in our quantitative impairment analyses for fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Terminal Growth Rate	3.0%	2.5% - 3.0%	2.5% - 3.0%	2.0% - 3.0%
Discount Rate	10.0%	11.0%	11.0%	11.0%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The decrease in the discount rate for fiscal 2020 from fiscal 2019 was mainly a result of a decrease in the cost of debt. The discount rate was consistent for fiscal 2019, the 2018 transition period, and fiscal 2017. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2020 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2020 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2020 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity. As of January 25, 2020, we believe the goodwill and the indefinite-lived intangible asset are recoverable for all of the reporting units and that no impairment has occurred. However, significant adverse changes in the projected revenues and cash flows of a reporting unit could result in an impairment of goodwill or the indefinite-lived intangible asset. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	January 25, 2020				January 26, 2019
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	10.2	$312,017	$178,411	$133,606	$312,017	$157,691	$154,326
Trade names, finite	7.9	10,350	8,732	1,618	10,350	8,312	2,038
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	0.5	200	179	21	200	139	61
		$327,267	$187,322	$139,945	$327,267	$166,142	$161,125

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $21.2 million, $22.6 million, $12.1 million, and $24.8 million for fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, respectively.

As of January 25, 2020, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2021	$20,663
2022	17,490
2023	15,334
2024	13,903
2025	13,718
Thereafter	54,137
Total	$135,245

As of January 25, 2020, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

11. Accrued Insurance Claims

For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to workers’ compensation losses occurring in fiscal 2017 through fiscal 2020, we retain the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is unchanged for the 12 month policy period ending in January 2021. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

With regard to automobile liability and general liability losses occurring in fiscal 2017 through fiscal 2020, we retain the risk of loss of up to $1.0 million on a per-occurrence basis. This retention amount is unchanged for the first $5.0 million of insurance coverage (“primary liability insurance”) for the 12 month policy period ending in January 2021. Aggregate stop-loss coverage for primary liability insurance claims, including workers’ compensation claims, was $77.1 million for fiscal 2020, $78.9 million for fiscal 2019, $67.1 million for the 2018 transition period, and $103.7 million for fiscal 2017. Aggregate stop-loss coverage for primary insurance claims, including workers’ compensation claims, is $85.8 million for the 12 month policy period ending January 2021.

With regard to automobile liability and general liability losses exceeding $5.0 million (“excess liability losses”), we retain risk of loss of up to $5.0 million on a per-occurrence basis for the 12 month policy period ending January 2021. Aggregate stop-loss coverage for excess liability losses is $11.5 million for the 12 month period ending January 2021. Excess liability losses greater than $10 million are covered by insurance.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar years 2017 through 2019, we retain the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants of $425,000. For the calendar year 2020, we retain the risk of loss on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	January 25, 2020	January 26, 2019
Accrued insurance claims - current	$38,881	$39,961
Accrued insurance claims - non-current	56,026	68,315
Accrued insurance claims	$94,907	$108,276

Insurance recoveries/receivables:
Non-current (included in Other assets)	4,864	13,684
Insurance recoveries/receivables	$4,864	$13,684

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2020, total insurance recoveries/receivables decreased approximately $8.8 million primarily due to the settlement of claims. Accrued insurance claims decreased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than one year to approximately 10 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the consolidated statement of operations for fiscal 2020 (dollars in thousands):

Fiscal Year Ended
January 25, 2020
Lease cost under long-term operating leases	$33,799
Lease cost under short-term operating leases	34,111
Variable lease cost under short-term and long-term operating leases(1)	4,183
Total lease cost	$72,093

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $70.2 million as of January 25, 2020. Supplemental balance sheet information related to these liabilities is as follows:

January 25, 2020
Weighted average remaining lease term	3.3 years
Weighted average discount rate	5.2%

Supplemental cash flow information related to our long-term operating lease liabilities as of January 25, 2020 is as follows (dollars in thousands):

Fiscal Year Ended
January 25, 2020
Cash paid for amounts included in the measurement of lease liabilities	$30,888
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$27,477

As of January 25, 2020, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
2021	$30,138
2022	22,274
2023	13,236
2024	7,916
2025	4,607
Thereafter	1,495
Total lease payments	79,666
Less: imputed interest	(9,479)
Total	$70,187

As of January 25, 2020, we had additional operating leases that have not yet commenced of $2.9 million. These leases will commence during the first quarter of fiscal 2021.

As of January 26, 2019, the future minimum obligation by fiscal year for our operating leases with original noncancelable terms in excess of one year was as follows (dollars in thousands):

Fiscal Year	Amount
2020	$28,415
2021	20,166
2022	12,919
2023	6,686
2024	4,342
Thereafter	3,675
Total	$76,203

See Note 2, Significant Accounting Policies and Estimates, for further information on our accounting policy for leases and Note 3, Accounting Standards, for further information on our adoption of ASU 2016-02.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Accrued payroll and related taxes	$27,959	$25,591
Accrued employee benefit and incentive plan costs	23,340	25,482
Accrued construction costs	27,690	36,449
Other current liabilities	19,786	16,552
Other accrued liabilities	$98,775	$104,074

14. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Credit Agreement - Revolving facility (matures October 2023)	$—	$—
Credit Agreement - Term loan facility (matures October 2023)	444,375	450,000
0.75% convertible senior notes, net (mature September 2021)	422,526	423,199
	866,901	873,199
Less: current portion	(22,500)	(5,625)
Long-term debt	$844,401	$867,574

Senior Credit Agreement

On October 19, 2018, the Company and certain of its subsidiaries amended and restated its existing credit agreement with the various lenders party to the agreement. The maturity date of our credit agreement was extended to October 19, 2023 and, among other things, the maximum revolver commitment was increased to $750.0 million from $450.0 million and the term loan facility was increased to $450.0 million. Our credit agreement includes a $200.0 million sublimit for the issuance of letters of credit.

The credit agreement provides us with the ability to enter into one or more incremental facilities, either by increasing the revolving commitments under the credit agreement and/or in the form of term loans. These facilities can be increased up to the greater of $350.0 million or an amount that does not result in our consolidated senior secured net leverage ratio exceeding 2.25 to 1.00, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded). Our consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing 12 month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the credit agreement (“EBITDA”). Borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of the substantial majority of our subsidiaries.

Under our credit agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing 12 month consolidated EBITDA, as defined by our credit agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) The administrative agent’s base rate is described in our credit agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00%.

Standby letters of credit of approximately $52.3 million and $48.6 million, issued as part of our insurance program, were outstanding under our credit agreement as of January 25, 2020 and January 26, 2019, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of January 25, 2020 and January 26, 2019 were as follows:

	Weighted Average Rate End of Period
	January 25, 2020	January 26, 2019
Borrowings - Term loan facilities	3.67%	4.25%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	2.00%	1.75%
Unused Revolver Commitment	0.40%	0.35%

(1) There were no outstanding borrowings under our revolving facility as of January 25, 2020 or January 26, 2019.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing 12 month consolidated EBITDA to our consolidated interest expense, each as defined by our credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contains a minimum liquidity covenant. This covenant becomes effective beginning 91 days prior to the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by our credit agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of our credit agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of our credit agreement. At January 25, 2020 and January 26, 2019, we were in compliance with the financial covenants of our credit agreement and had borrowing availability under our revolving facility of $287.0 million and $412.9 million, respectively, as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, we issued 0.75% convertible senior notes due September 2021 in a private placement in the principal amount of $485.0 million. The Notes, governed by the terms of an indenture between the Company and a bank trustee are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event we fail to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020.

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

During the fourth quarter of fiscal 2020, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of January 25, 2020. As a result, the Notes were not convertible during the fourth quarter of fiscal 2020 and are classified as long-term debt.

Certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. We incurred $20.1 million, $19.1 million, $9.2 million, and 17.6 million of interest expense during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$460,000	$485,000
Less: Debt discount	(33,744)	(55,795)
Less: Debt issuance costs	(3,730)	(6,006)
Net carrying amount of Notes	$422,526	$423,199

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $97.25 and $96.31 as of January 25, 2020 and January 26, 2019, respectively (dollars in thousands)

	January 25, 2020	January 26, 2019
Fair value of principal amount of Notes	$447,350	$467,104
Less: Debt discount and debt issuance costs	(37,474)	(61,801)
Fair value of Notes	$409,876	$405,303

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion.  After the Company settled a portion of the note hedge transactions during fiscal 2020 in connection with the purchase of $25 million of the Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 4.748 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 in connection with the purchase of $25 million of the Notes, the remaining warrant transactions provide for to up to 4.748 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

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

We recorded an initial deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded an initial deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities in the consolidated balance sheets. See Note 15, Income Taxes, for additional information regarding our deferred tax liabilities and assets.

15. Income Taxes

The components of the provision (benefit) for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Current:
Federal	$8,389	$9,507	$(4,384)	$62,455
Foreign	(56)	2,204	598	176
State	3,727	4,897	1,166	12,344
	12,060	16,608	(2,620)	74,975
Deferred:
Federal	7,257	8,706	(21,332)	17,051
Foreign	568	(446)	(37)	(35)
State	1,436	263	1,704	1,217
	9,261	8,523	(19,665)	18,233
Provision (benefit) for income taxes	$21,321	$25,131	$(22,285)	$93,208

The Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was enacted in December 2017 and includes significant changes to U.S. income tax law. Tax Reform, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% percent.

Our effective income tax rate differs from the statutory rate for the tax jurisdictions where we operate primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized in relation to pre-tax results, certain tax impacts from the vesting and exercise of share-based awards, and impacts from Tax Reform. We were subject to a blended statutory tax rate of approximately 33% for the six months ended January 27, 2018 resulting from Tax Reform taking effect for a portion of the period based on our fiscal year end. A reconciliation of the amount computed by applying our statutory income tax rate to pre-tax income to the total tax provision is as follows (dollars in thousands):

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Statutory rate applied to pre-tax income	$16,495	$18,488	$15,334	$87,649
State taxes, net of federal tax benefit	4,282	4,004	1,406	9,868
Tax Reform and related effects	1,093	—	(32,249)	—
Federal deficiency (benefit) of vesting and exercise of share-based awards	875	(200)	(7,067)	—
Non-deductible and non-taxable items, net	1,433	2,433	1,585	(4,686)
Change in accruals for uncertain tax positions	891	464	250	632
Tax credits	(2,801)	(1,835)	(1,596)	—
Change in valuation allowance	722	291	—	—
Effect of rates other than statutory	(197)	1,537	557	6
Other items, net	(1,472)	(51)	(505)	(261)
Provision (benefit) for income taxes	$21,321	$25,131	$(22,285)	$93,208

During the six months ended January 27, 2018, we recognized an income tax benefit of approximately $32.2 million primarily resulting from the re-measurement our net deferred tax liabilities to reflect the reduced rate under Tax Reform. Additionally, we recognized an income tax benefit (including federal and state tax benefits) of approximately $7.8 million during the six months ended January 27, 2018 for certain tax effects of the vesting and exercise of share-based awards.

During fiscal 2017, non-taxable and non-deductible items consisted of a production related tax deduction of $6.0 million, offset by $1.3 million of non-deductible items. There was no production related tax deduction for the six months ended January 27, 2018. Additionally, beginning in fiscal 2019, the production related tax deduction is no longer permitted as a result of changes from Tax Reform.

During fiscal 2017, tax credits of $1.0 million were presented within Non-deductible and non-taxable items, net in the table above.

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 25, 2020	January 26, 2019
Deferred tax assets:
Insurance and other reserves	$22,489	$22,885
Allowance for doubtful accounts and reserves	2,342	5,323
Net operating loss carryforwards	1,487	5,515
Stock-based compensation	2,961	3,324
Leases	18,002	—
Other	3,098	3,764
Total deferred tax assets	50,379	40,811
Valuation allowance	(1,126)	(418)
Deferred tax assets, net of valuation allowance	$49,253	$40,393
Deferred tax liabilities:
Property and equipment	$76,385	$77,490
Goodwill and intangibles	29,563	27,780
Leases	17,856	—
Other	976	1,086
Deferred tax liabilities	$124,780	$106,356

Net deferred tax liabilities	$75,527	$65,963

The valuation allowance above reduces the deferred tax asset balances to the amount that we have determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial foreign net operating loss carryforwards and immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2022 and fiscal 2023, respectively.

Uncertain Tax Positions

As of January 25, 2020 and January 26, 2019, we had total unrecognized tax benefits of $4.7 million and $3.8 million, respectively, resulting from uncertain tax positions. Our effective tax rate will be reduced during future periods if it is determined these unrecognized tax benefits are realizable. We had approximately $1.7 million and $1.4 million accrued for the payment of interest and penalties as of January 25, 2020 and January 26, 2019, respectively. Interest expense related to unrecognized tax benefits for the Company was not material during fiscal 2020, fiscal 2019, the 2018 transition period, or fiscal 2017.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Balance at beginning of year	$3,786	$3,322	$3,072	$2,440
Additions based on tax positions related to the fiscal year	696	444	283	441
Additions (reductions) based on tax positions related to prior years	358	77	(33)	229
Reductions related to the expiration of statutes of limitation	(98)	(57)	—	(38)
Balance at end of year	$4,742	$3,786	$3,322	$3,072

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Gain on sale of fixed assets	$14,879	$19,390	$7,217	$14,866
Discount fee expense	(4,248)	(4,143)	(1,418)	(3,247)
Miscellaneous income, net	1,034	751	426	1,161
Write-off of deferred financing costs	—	(156)	—	—
Other income, net	$11,665	$15,842	$6,225	$12,780

We participate in a vendor payment program sponsored by one of our customers. Eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. We incur a discount fee to the bank on the payments received that is reflected as discount fee expense in the table above and is included as an expense component in other income, net, in the consolidated statements of operations.

17. Employee Benefit Plans

We sponsor a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. We contribute 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. Our contributions were $4.1 million, $3.5 million, $1.7 million, and $5.0 million related to fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, respectively.

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

The information available to us about the multiemployer plans in which we participate is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act. Based upon the most recently available annual reports, our contribution to each of the plans was less than 5% of each plan’s total contributions. All plans are presented in the aggregate in the following table (dollars in thousands):

	Company Contributions				Expiration Date of CBA
	Fiscal Year Ended	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
Fund	2020	2019	2018	2017
All Plans	$362	$726	$319	$384	Various

In the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Withdrawal Dispute Plan”), ceased operations. In October 2016, the Withdrawal Dispute Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request seeking review of the withdrawal liability determination. We dispute the claim that we are required to make payment of a withdrawal liability as we believe there is a statutory exemption under ERISA that applies to our activities. The Withdrawal Dispute Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly withdrawal liability payments to the Withdrawal Dispute Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability, all such payments are expected to be refunded.

18. Capital Stock

Repurchases of Common Stock. We did not repurchase any of our common stock during fiscal 2020 or fiscal 2019. The following table summarizes our share repurchases during the 2018 transition period and fiscal 2017 (all shares repurchased have been canceled):

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
2018 Transition Period	200,000	$16,875	$84.38
Fiscal 2017	713,006	$62,909	$88.23

Fiscal 2019. On August 29, 2018, we announced that our Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. No repurchases were made under this authorization, and, as of February 2020, the authorization expired.

2018 Transition Period. We repurchased 200,000 shares of our common stock, at an average price of $84.38 per share, for $16.9 million during the 2018 transition period. As of January 27, 2018, $95.2 million remained available for repurchases through August 2018.

Fiscal 2017. As of the beginning of fiscal 2017, we had $100.0 million available for share repurchases through October 2017 under our April 26, 2016 repurchase authorization. During the second quarter of fiscal 2017, we repurchased 313,006 shares of our common stock, at an average price of $79.87, for $25.0 million. During the third quarter of fiscal 2017, our Board of Directors extended the term of the $75.0 million remaining available under the April 26, 2016 authorization through August 2018. In connection with the extension of this authorization, our Board of Directors also authorized an additional $75.0 million to repurchase shares of the Company’s common stock through August 2018 in open market or private transactions. We repurchased 400,000 shares of our common stock, at an average price of $94.77 per share, for $37.9 million during the third quarter of fiscal 2017.

Restricted Stock Tax Withholdings. During fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, we withheld 36,426 shares, 73,300 shares, 117,426 shares, and 134,736 shares, respectively, totaling $1.7 million, $4.7 million, $12.6 million, and $10.8 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the 2018 transition period and fiscal 2017, $11.5 million and $42.8 million, respectively, was charged to retained earnings related to shares canceled during the respective fiscal year.

19. Stock-Based Awards

We have outstanding stock-based awards under our 2003 Long-Term Incentive Plan, 2007 Non-Employee Directors Equity Plan, 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan. As of January 25, 2020, the total number of shares available for grant under the Plans was 1,259,615.

Stock-based compensation expense and the related tax benefit recognized during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017 were as follows (dollars in thousands):

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Stock-based compensation	$10,034	$20,187	$13,277	$20,805
Income tax effect of stock-based compensation	$2,482	$5,043	$4,793	$7,996

In addition, we realized approximately $1.0 million of net tax deficiencies during fiscal 2020, and $0.2 million, $7.8 million, and $8.4 million of excess tax benefits, net of tax deficiencies, during fiscal 2019, the 2018 transition period, and fiscal 2017, respectively, related to the vesting and exercise of share-based awards.

As of January 25, 2020, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.0 million, $8.6 million, and $4.5 million, respectively. This expense will be recognized over a weighted-average number of years of 2.2, 2.3, and 1.7, respectively, based on the average remaining service periods for the awards. As of January 25, 2020, we may recognize an additional $20.3 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017 and the significant valuation assumptions:

	Fiscal Year Ended		Six Months Ended	Fiscal Year Ended
	January 25, 2020	January 26, 2019	January 27, 2018	July 29, 2017
Weighted average fair value of RSUs granted	$48.37	$97.90	$87.34	$79.04
Weighted average fair value of Performance RSUs granted	$45.94	$106.19	$84.13	$79.29
Weighted average fair value of stock options granted	$24.72	$48.19	$42.60	$39.90
Stock option assumptions:
Risk-free interest rate	2.3%	2.7%	2.3%	2.3%
Expected life (in years)	8.4	6.3	7.6	7.6
Expected volatility	45.3%	43.3%	43.4%	44.7%
Expected dividends	—	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2020:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 26, 2019	583,291	$34.24
Granted	39,276	$45.94
Options exercised	(45,258)	$11.11
Canceled	—	$—
Outstanding as of January 25, 2020	577,309	$36.85	4.1	$9,485

Exercisable options as of January 25, 2020	497,739	$31.44	3.4	$9,485

The total amount of exercisable options as of January 25, 2020 presented above reflects the approximate amount of options expected to vest. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $44.51 on the last trading day of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2020. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $1.8 million, $5.7 million, $4.5 million, and $7.8 million for fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, respectively. We received cash from the exercise of stock options of $0.5 million, $0.9 million, $0.7 million, and $1.4 million during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2020:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 26, 2019	126,470	$87.92	377,354	$96.51
Granted	117,492	$48.37	475,629	$45.94
Share units vested	(66,485)	$79.06	(75,404)	$88.24
Forfeited or canceled	(2,560)	$65.55	(137,841)	$83.94
Outstanding as of January 25, 2020	174,917	$65.05	639,738	$62.60

The total number of granted Performance RSUs presented above consists of 333,567 target shares and 142,062 supplemental shares. During fiscal 2020, we canceled 70,445 target shares and 46,424 supplemental shares of Performance RSUs, as a result of performance criteria for attaining those shares being partially met for the applicable performance periods. Approximately 143,456 target shares and 65,370 supplemental shares outstanding as of January 25, 2020 will be canceled during the three months ending April 25, 2020 as a result of the fiscal 2020 performance period criteria being partially met. The total amount of Performance RSUs outstanding as of January 25, 2020 consists of 450,588 target shares and 189,150 supplemental shares.

The total fair value of restricted share units vested during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017 was $6.7 million, $15.3 million, $37.7 million, and $33.2 million, respectively.

20. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 78.4%, 78.4%, 75.8%, and 76.8%, of our total contract revenues during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2020, fiscal 2019, the 2018 transition period, or fiscal 2017, as well as total contract revenues from all other customers combined, were as follows:

	Fiscal Year Ended				Six Months Ended		Fiscal Year Ended
	January 25, 2020		January 26, 2019		January 27, 2018		July 29, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.(1)	$728.2	21.8%	$599.8	19.2%	$168.7	12.0%	$282.7	9.2%
AT&T Inc.	687.9	20.6%	664.2	21.2%	290.1	20.6%	806.7	26.3%
Century Link, Inc.(2)	547.8	16.4%	425.6	13.6%	247.0	17.5%	556.8	18.2%
Comcast Corporation	503.2	15.1%	650.2	20.8%	304.4	21.6%	543.6	17.7%
Total other customers combined	872.6	26.1%	787.9	25.2%	401.1	28.3%	877.1	28.6%
Total contract revenues	$3,339.7	100.0%	$3,127.7	100.0%	$1,411.3	100.0%	$3,066.9	100.0%

(1) For comparison purposes in the table above, amounts from Verizon Communications Inc. and XO Communications LLC’s fiber-optic network business have been combined for periods prior to their February 2017 merger.

(2) For comparison purposes in the table above, amounts from CenturyLink, Inc. and Level 3 Communications, Inc. have been combined for periods prior to their November 2017 merger.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

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

Customer Type

Total contract revenues by customer type during fiscal 2020, fiscal 2019, the 2018 transition period, and fiscal 2017 were as follows (dollars in millions):

	Fiscal Year Ended				Six Months Ended		Fiscal Year Ended
	January 25, 2020		January 26, 2019		January 27, 2018		July 29, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$3,031.9	90.8%	$2,855.8	91.3%	$1,284.1	91.0%	$2,819.9	91.9%
Underground facility locating	204.5	6.1%	182.7	5.8%	88.6	6.3%	167.9	5.5%
Electrical and gas utilities and other	103.3	3.1%	89.2	2.9%	38.6	2.7%	79.1	2.6%
Total contract revenues	$3,339.7	100.0%	$3,127.7	100.0%	$1,411.3	100.0%	$3,066.9	100.0%

Remaining Performance Obligations

Master service agreements and other contractual agreements with customers contain customer-specified service requirements, such as discrete pricing for individual tasks. In most cases, our customers are not contractually committed to procure specific volumes of services under these agreements.

Services are generally performed pursuant to these agreements in accordance with individual work orders. An individual work order generally is completed within one year. As a result, our remaining performance obligations under the work orders not yet completed is not meaningful in relation to our overall revenue at any given point in time. We apply the practical expedient in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and do not disclose information about remaining performance obligations that have original expected durations of one year or less.

21. Commitments and Contingencies

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries, which previously contributed to the the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Withdrawal Dispute Plan”), ceased operations. In October 2016, the Withdrawal Dispute Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request seeking review of the withdrawal liability determination. We dispute the claim that we are required to make payment of a withdrawal liability as we believe there is a statutory exemption under ERISA that applies to our activities. The Withdrawal Dispute Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making monthly withdrawal liability payments to the Withdrawal Dispute Plan in the amount of approximately $0.1 million. If we prevail in disputing the withdrawal liability, all such payments will be refunded.

From time to time, the Company is party to various claims and legal proceedings arising in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the ultimate resolution of any such claims or legal proceedings will not, after considering applicable insurance coverage or other indemnities to which the Company may be entitled, have a material effect on our financial position, results of operations, or cash flow.

For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. We have established reserves that we believe to be adequate based on current evaluations and experience with these types of claims. For these claims, the effect on our financial statements is generally limited to the amount needed to satisfy insurance deductibles or retentions.

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 25, 2020 and January 26, 2019, we had $156.1 million and $123.5 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program, we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 25, 2020 and January 26, 2019, we had $23.4 million and $23.2 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As January 25, 2020 and January 26, 2019, the Company had $52.3 million and $48.6 million of outstanding standby letters of credit issued under our credit agreement, respectively.

22. Transition Period Comparative Data

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

23. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly financial data from fiscal 2020 and fiscal 2019 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. Our fiscal year consists of either 52 weeks or 53 weeks of operations with the additional week of operations occurring in the fourth quarter. Fiscal 2020 and fiscal 2019 each consisted of 52 weeks of operations. The sum of the quarterly results may not equal the reported annual amounts due to rounding (dollars in thousands, except per share amounts).

	Quarter Ended
Fiscal 2020	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$833,743	$884,221	$884,115	$737,603
Costs of earned revenues, excluding depreciation and amortization	$701,767	$720,382	$724,378	$633,203
Gross profit	$131,976	$163,839	$159,737	$104,400
Net income (loss)	$14,279	$29,896	$24,229	$(11,189)
Earnings (loss) per common share - Basic	$0.45	$0.95	$0.77	$(0.35)
Earnings (loss) per common share - Diluted(3)	$0.45	$0.94	$0.76	$(0.35)

	Quarter Ended
Fiscal 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Contract revenues	$731,375	$799,470	$848,237	$748,619
Costs of earned revenues, excluding depreciation and amortization	$599,573	$642,376	$687,164	$633,279
Gross profit	$131,802	$157,094	$161,073	$115,340
Net income (loss)	$17,231	$29,900	$27,830	$(12,054)
Earnings (loss) per common share - Basic	$0.55	$0.96	$0.89	$(0.38)
Earnings (loss) per common share - Diluted(3)	$0.53	$0.94	$0.87	$(0.38)

(1) On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, the Company had receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, the Company recorded a non-cash charge of $17.2 million reflecting its evaluation of recoverability of these receivables and contract assets as of January 26, 2019.

(2) During the first quarter of fiscal 2020, we recovered $10.3 million of the previously reserved accounts receivable and contract assets related to Windstream.

(3) Loss per common share for the fourth quarters of fiscal 2020 and fiscal 2019 excludes the effect of common stock equivalents related to share-based awards as their effect would be anti-dilutive.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dycom Industries, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries (the “Company”) as of January 25, 2020 and January 26, 2019 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended January 25, 2020 and January 26, 2019, for the six months ended January 27, 2018, and for the year ended July 29, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 25, 2020 and January 26, 2019, and the results of its operations and its cash flows for the years ended January 25, 2020 and January 26, 2019, for the six months ended January 27, 2018, and for the year ended July 29, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in the year ended January 25, 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Reporting Units Subject to Quantitative Analysis

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $326 million as of January 25, 2020. Management conducts an impairment test as of the first day of the fourth fiscal quarter of each year for each reporting unit, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. In the annual impairment test, management performs a qualitative assessment, and if it is not more likely than not that the fair value exceeds the carrying value of the reporting unit, a quantitative assessment is performed. In the year ended January 25, 2020, qualitative assessments were performed on reporting units that comprise a significant portion of the Company’s consolidated goodwill balance, and quantitative assessments were performed on the remaining reporting units. If management determines the fair value of a reporting unit’s goodwill is less than its carrying value, an impairment loss is recognized. When performing the quantitative analysis, the fair value is determined using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Under the income approach, the key valuation assumptions were (a) the discount rate, (b) terminal growth rate, and (c) seven expected years of cash flow before the terminal value based on the Company’s best estimate of the revenue growth rate and projected operating margin. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key market approach valuation assumptions were (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for reporting units subject to quantitative analysis is a critical audit matter are there was significant judgment by management when developing the fair value measurement of each of the reporting units within the quantitative analysis. This in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing our audit procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions, including the discount rate, terminal growth rate, revenue growth rate and projected operating margin used in the discounted cash flow method, and the selection of similar companies and valuation multiples used in the guideline company method. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units subject to quantitative analysis. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the income and market approaches and the related discounted cash flow and guideline company methods; testing the completeness, accuracy and relevance of the underlying data used in the discounted cash flow and guideline company methods, and evaluating the significant assumptions used by management, including the discount rate, terminal growth rate, revenue growth rate, and projected operating margin used in the discounted cash flow method, and the selection of similar companies and valuation multiples used in the guideline company method. Evaluating management’s assumptions related to the revenue growth rate and projected operating margin involved evaluating whether the assumptions used were reasonable considering the current and past performance of the reporting units and considering whether they were consistent with evidence obtained in other areas of the audit, including the evaluation of contractual agreements with customers and industry trends. Professionals with specialized skill and knowledge were used to assist in evaluating the valuation methodologies and certain significant assumptions, including the discount rate and terminal growth rate used in the discounted cash flow method and the selection of similar companies and valuation multiples used in the guideline company method.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 2, 2020

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 25, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 25, 2020, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Dycom Industries, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute assurance, with respect to reporting financial information. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 25, 2020.

The effectiveness of the Company’s internal control over financial reporting as of January 25, 2020 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 25, 2020.

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

4.2	Form of Global 0.75% Convertible Senior Note due 2021 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 15, 2015).
4.3+	Description of Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.15*	Employment Agreement for Timothy R. Estes dated as of October 25, 2017 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2017).
10.16*	Employment Agreement for Richard B. Vilsoet dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.17*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.18*	Employment Agreement for Scott P. Horton dated as of September 4, 2018. (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on March 4, 2019).
10.19*
Letter Agreement by and between Dycom Industries, Inc. and Richard B. Vilsoet, dated as of March 28, 2018 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on March 30, 2018).

10.20*	Employment Agreement for Ryan F. Urness dated as of October 31, 2018 (incorporated by reference to Dycom Industries, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2019).
10.21*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).
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

10.24
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

10.25
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

10.26
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

10.27
Fourth Amendment to Credit Agreement, dated as of June 17, 2016, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2016).

10.28
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

10.29
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

10.41
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
101 +
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 25, 2020 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

104 +	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith
*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 2, 2020	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	March 2, 2020
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	March 2, 2020
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Sharon R. Villaverde	Vice President and Chief Accounting Officer	March 2, 2020
Sharon R. Villaverde	(Principal Accounting Officer)

/s/ Dwight B. Duke	Director	March 2, 2020
Dwight B. Duke

/s/ Eitan Gertel	Director	March 2, 2020
Eitan Gertel

/s/ Anders Gustafsson	Director	March 2, 2020
Anders Gustafsson

/s/ Patricia L. Higgins	Director	March 2, 2020
Patricia L. Higgins

/s/ Peter T. Pruitt, Jr.	Director	March 2, 2020
Peter T. Pruitt, Jr.

/s/ Richard K. Sykes	Director	March 2, 2020
Richard K. Sykes

/s/ Laurie J. Thomsen	Director	March 2, 2020
Laurie J. Thomsen