Form 10-Q
period 2020-04-25
DYCOM INDUSTRIES INC
filed 2020-05-21
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2020

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

There were [31,634,581] shares of common stock with a par value of $0.33 1/3 outstanding at [May 18, 2020].

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	April 25, 2020	January 25, 2020
ASSETS
Current assets:
Cash and equivalents	$643,876	$54,560
Accounts receivable, net (Note 5)	870,791	817,245
Contract assets	275,001	253,005
Inventories	92,622	98,324
Income tax receivable	—	3,168
Other current assets	48,585	31,991
Total current assets	1,930,875	1,258,293

Property and equipment, net	350,452	376,610
Operating lease right-of-use assets	71,680	69,596
Goodwill	272,485	325,749
Intangible assets, net	134,702	139,945
Other assets	52,670	47,438
Total non-current assets	881,989	959,338
Total assets	$2,812,864	$2,217,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,417	$119,612
Current portion of debt	22,500	22,500
Contract liabilities	24,566	16,332
Accrued insurance claims	41,977	38,881
Operating lease liabilities	29,392	26,581
Income taxes payable	8,694	344
Other accrued liabilities	106,748	98,775
Total current liabilities	428,294	323,025

Long-term debt	1,363,857	844,401
Accrued insurance claims - non-current	66,913	56,026
Operating lease liabilities - non-current	42,964	43,606
Deferred tax liabilities, net - non-current	66,041	75,527
Other liabilities	10,901	6,442
Total liabilities	1,978,970	1,349,027

COMMITMENTS AND CONTINGENCIES, Note 19

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,632,661 and 31,583,938 issued and outstanding, respectively	10,544	10,528
Additional paid-in capital	28,352	30,158
Accumulated other comprehensive loss	(1,812)	(1,781)
Retained earnings	796,810	829,699
Total stockholders’ equity	833,894	868,604
Total liabilities and stockholders’ equity	$2,812,864	$2,217,631

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 25, 2020	April 27, 2019

Contract revenues	$814,322	$833,743

Costs of earned revenues, excluding depreciation and amortization	680,206	701,767
General and administrative	65,887	58,622
Depreciation and amortization	45,871	46,341
Goodwill impairment charge	53,264	—
Total	845,228	806,730

Interest expense, net	(12,457)	(12,233)
Gain on debt extinguishment	12,504	—
Other income, net	1,118	5,698
(Loss) income before income taxes	(29,741)	20,478

Provision for income taxes	2,677	6,199

Net (loss) income	$(32,418)	$14,279

(Loss) Earnings per common share:
Basic (loss) earnings per common share	$(1.03)	$0.45

Diluted (loss) earnings per common share	$(1.03)	$0.45

Shares used in computing (loss) earnings per common share:
Basic	31,603,498	31,451,809

Diluted	31,603,498	31,786,459

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Net (loss) income	$(32,418)	$14,279
Foreign currency translation losses, net of tax	(31)	(14)
Comprehensive (loss) income	$(32,449)	$14,265

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2020	31,583,938	$10,528	$30,158	$(1,781)	$829,699	$868,604
Cumulative effect from implementation of ASU 2016-13	—	—	—	—	(471)	(471)
Stock options exercised	15,425	5	237	—	—	242
Stock-based compensation	1,428	1	2,321	—	—	2,322
Issuance of restricted stock, net of tax withholdings	31,870	10	(336)	—	—	(326)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(3,971)	—	—	(3,971)
Purchase of warrants	—	—	(398)	—	—	(398)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	341	—	—	341
Other comprehensive loss	—	—	—	(31)	—	(31)
Net (loss) income	—	—	—	—	(32,418)	(32,418)
Balances as of April 25, 2020	31,632,661	$10,544	$28,352	$(1,812)	$796,810	$833,894

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 26, 2019	31,430,031	$10,477	$22,489	$(1,282)	$772,484	$804,168
Stock options exercised	9,850	3	103	—	—	106
Stock-based compensation	1,528	1	3,478	—	—	3,479
Issuance of restricted stock, net of tax withholdings	37,442	12	(853)	—	—	(841)
Other comprehensive loss	—	—		(14)		(14)
Net income	—	—	—	—	14,279	14,279
Balances as of April 27, 2019	31,478,851	$10,493	$25,217	$(1,296)	$786,763	$821,177

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Cash flows from operating activities:
Net (loss) income	$(32,418)	$14,279
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	45,871	46,341
Non-cash lease expense	7,921	7,390
Deferred income tax (benefit) provision	(8,710)	5,579
Stock-based compensation	2,322	3,479
Provision for bad debt (recovery), net	118	(10,311)
Gain on sale of fixed assets	(1,788)	(6,738)
Gain on debt extinguishment	(12,504)	—
Amortization of debt discount	4,341	4,932
Amortization of debt issuance costs and other	951	985
Goodwill impairment charge	53,264	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(54,134)	(76,297)
Contract assets, net	(13,763)	(84,031)
Other current assets and inventories	(11,337)	(16,994)
Other assets	2,019	37,323
Income taxes receivable/payable	11,518	730
Accounts payable	80,319	18,300
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	11,171	(1,089)
Net cash provided by (used in) operating activities	85,161	(56,122)
Cash flows from investing activities:
Capital expenditures	(20,701)	(45,768)
Proceeds from sale of assets	2,400	7,362
Net cash used in investing activities	(18,301)	(38,406)
Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	675,000	—
Principal payments on senior credit agreement, including term loans	(5,625)	—
Extinguishment of 0.75% senior notes	(167,003)	—
Redemption discount on convertible debt, net of costs	20,040	—
Settlement of convertible note hedges related to extinguished convertible debt	341	—
Purchase of warrants	(397)	—
Exercise of stock options	242	106
Restricted stock tax withholdings	(326)	(841)
Net cash provided by (used in) financing activities	522,272	(735)
Net increase (decrease) in cash and equivalents and restricted cash	589,132	(95,263)
Cash, cash equivalents and restricted cash at beginning of period	59,869	134,151

Cash, cash equivalents and restricted cash at end of period	$649,001	$38,888

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$8,510	$7,474
Cash paid for taxes, net	$52	$814
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$2,933	$8,054

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

The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2020 consisted of 52 weeks of operations and fiscal year ending January 30, 2021 consists of 53 weeks of operation.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2020, filed with the SEC on March 2, 2020. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

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

The economy of the United States has been severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the ultimate impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

2. Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for fiscal 2020.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2020. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2020. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the three months ended April 25, 2020 are disclosed in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Standards

Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) as modified by subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-11, and 2020-02. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The financial instruments include accounts receivable and contract assets. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables. On January 26, 2020, the first day of fiscal 2021, we adopted ASU 2016-13. The standard was adopted utilizing a modified retrospective approach and the adoption did not have a material impact on our condensed consolidated financial statements as credit losses are not expected to be significant based on historical trends and the financial condition of our customers.

Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On January 26, 2020, the first day of fiscal 2021, we adopted ASU 2017-04 and there was no effect on the Company’s condensed consolidated financial statements as a result of adoption. See Note 9, Goodwill and Intangible Assets, for disclosure of events during the three months ended April 25, 2020.

Intangibles. In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the provisions of this ASU in the first quarter of fiscal 2021 on a prospective basis. Adoption of the new standard did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Net (loss) income available to common stockholders (numerator)	$(32,418)	$14,279

Weighted-average number of common shares (denominator)	31,603,498	31,451,809

Basic (loss) earnings per common share	$(1.03)	$0.45

Weighted-average number of common shares	31,603,498	31,451,809
Potential shares of common stock arising from stock options, and unvested restricted share units (1)	—	334,650
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021 (2)	—	—
Total shares-diluted (denominator)	31,603,498	31,786,459

Diluted (loss) earnings per common share	$(1.03)	$0.45

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards(1)	608,279	266,371
0.75% convertible senior notes due 2021(2) (3)	3,024,082	5,005,734
Warrants(2) (3)	3,024,082	5,005,734
Total	6,656,443	10,277,839

(1) For the three months ended April 25, 2020, all common stock equivalents related to stock options and unvested restricted share units were excluded from the diluted loss per share calculation as their effect would be anti-dilutive due to the Company’s net loss for the period.

(2) Under the treasury stock method, our 0.75% convertible senior notes (“Notes”) will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $96.89 per share conversion price. Our average stock price did not exceed the per share conversion price during the three months ended April 25, 2020 and April 27, 2019; therefore, there was no dilutive impact on earnings per common share for this period. The warrants associated with our Notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above.

(3) In connection with the purchase of $167 million of the Notes during the three months ended April 25, 2020 and $25 million in fiscal 2020, we unwound convertible note hedge transactions and warrants proportionately to the number of Notes, which decreased the number of excluded shares from 5.006 million to 3.024 million for the three months ended April 25, 2020.

In connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the notes and offsetting any potential cash payments in excess of the principal amount of the notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the convertible senior notes when the average stock price for the period is above $96.89 per share. See Note 13, Debt, for additional information related to our convertible senior notes, warrant transactions, and hedge transactions.

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	April 25, 2020	January 25, 2020
Trade accounts receivable	$384,383	$355,805
Unbilled accounts receivable	479,706	453,353
Retainage	11,868	12,669
Total	875,957	821,827
Less: allowance for doubtful accounts	(5,166)	(4,582)
Accounts receivable, net	$870,791	$817,245

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. Approximately $16.8 million of the allowance for doubtful accounts as of January 26, 2019 was classified as non-current. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Cumulative effect from implementation of ASU 2016-13	$471	$—
Allowance for doubtful accounts at beginning of period	4,582	17,702
Provision for bad debt (recovery)	118	(10,311)
Amounts recovered (charged) against the allowance	(5)	(6,019)
Allowance for doubtful accounts at end of period	$5,166	$1,372

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	April 25, 2020	January 25, 2020
Contract assets	$275,001	$253,005
Contract liabilities	24,566	16,332
Contract assets, net	$250,435	$236,673

Net contract assets were $250.4 million and $236.7 million as of April 25, 2020 and January 25, 2020, respectively. The increase primarily resulted from services performed under contracts consisting of multiple tasks which will be billed as the tasks are completed. During the three months ended April 25, 2020, we performed services and recognized $8.5 million of contract revenues related to contract liabilities that existed at January 25, 2020. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of April 25, 2020 or January 25, 2020 were as follows (dollars in millions):

	April 25, 2020		January 25, 2020
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$471.2	41.9%	$440.2	41.8%
CenturyLink, Inc.	$204.6	18.2%	$175.8	16.7%
Comcast Corporation	$130.0	11.6%	$114.0	10.8%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of April 25, 2020 or January 25, 2020. On April 14, 2020, Frontier Communications filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York, to implement a prearranged debt restructuring plan. As of April 25, 2020, the Company had outstanding receivables and contract assets in aggregate of approximately $16.7 million with Frontier Communications. The Company has been identified as a critical vendor and expects to continue to provide service to Frontier Communications pursuant to existing contractual obligations and be paid in full for pre-petition and post-petition receivables and contract assets.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	April 25, 2020	January 25, 2020
Prepaid expenses	$30,351	$12,769
Deposits and other current assets	16,862	17,447
Restricted cash	1,372	1,556
Receivables on equipment sales	—	219
Other current assets	$48,585	$31,991

Other assets consisted of the following (dollars in thousands):

	April 25, 2020	January 25, 2020
Long-term contract assets	$21,282	$22,653
Deferred financing costs	6,643	7,133
Restricted cash	3,753	3,753
Insurance recoveries/receivables for accrued insurance claims	12,639	4,864
Other non-current deposits and assets	8,353	9,035
Other assets	$52,670	$47,438

Long-term contract assets represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers.

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	April 25, 2020	January 25, 2020
Cash and cash equivalents	$643,876	$54,560
Restricted cash included in:
Other current assets	1,372	1,556
Other assets	3,753	3,753
Cash, cash equivalents and restricted cash	$649,001	$59,869

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	April 25, 2020	January 25, 2020
Land	—	$4,024	$4,024
Buildings	10-35	12,946	12,934
Leasehold improvements	1-10	17,126	17,151
Vehicles	1-5	626,795	626,307
Computer hardware and software	1-7	152,406	149,600
Office furniture and equipment	1-10	13,611	13,557
Equipment and machinery	1-10	314,329	312,244
Total		1,141,237	1,135,817
Less: accumulated depreciation		(790,785)	(759,207)
Property and equipment, net		$350,452	$376,610

Depreciation expense was $40.6 million and $41.0 million for the three months ended April 25, 2020 and April 27, 2019, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following balances as of April 25, 2020 and January 25, 2020 and changed by $53.3 million during the three months ended April 25, 2020 as the result of a goodwill impairment charge (dollars in thousands):

	April 25, 2020	January 25, 2020
Goodwill, gross	$521,516	$521,516
Accumulated impairment losses	(249,031)	(195,767)
Total	$272,485	$325,749

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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2020 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment between annual tests if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value.

During the three months ended April 25, 2020, the economy of the United States was severely impacted by the nation’s response to a pandemic caused by a novel strain of coronavirus (“COVID-19”). Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) have decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

Broadband generates a substantial portion of its revenue and operating results from installation services inside third party premises. The events following the onset of COVID-19 are expected to result in a prolonged downturn in customer demand for installation services from Broadband. This is expected to have a direct, adverse impact on its revenue, operating results and cash flows. These indicators represented a triggering event that warranted impairment testing of Broadband during the three months ended April 25, 2020.

The Broadband reporting unit includes the operations of Broadband Installation Services, Prince Telecom and certain other operations and generated revenue of less than 4% of the consolidated contract revenue of Dycom in fiscal 2020. The Broadband reporting unit did not incur losses in fiscal 2020.

The fiscal 2021 interim impairment analysis for Broadband utilized the same valuation techniques used in the Company’s annual fiscal 2020 impairment analysis. The key assumptions used to determine the fair value of the Company’s reporting units during this interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with Broadband. Recent operating performance, along with key assumptions for specific customer and industry opportunities, were used during the fiscal 2021 interim impairment analysis. The terminal growth rate used in the fiscal 2021 interim assessment was 1.5% as compared to 3.0% in the fiscal 2020 assessment reflecting lower long-term demand levels. The discount rate used in the fiscal 2021 interim assessment was 12% compared to 10% in the fiscal 2020 assessment reflecting increased risk associated with the outlook of Broadband.

The combination of lower expected operating results and cash flows from the reduction in revenue, as well as changes in valuation assumptions in the fiscal 2021 interim analysis resulted in a substantial decline in the fair value of the Broadband reporting unit. In accordance with ASU 2017-04, the Company compared the estimated fair value of Broadband to its carrying amount. As a result, the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value. After the impairment charge, Broadband had $10.1 million of remaining goodwill as of April 25, 2020. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible asset during the three months ended April 25, 2020 that would indicate a potential reduction in their fair value below their carrying amounts. As of April 25, 2020, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	April 25, 2020				January 25, 2020
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	10.4	$312,017	$183,540	$128,477	$312,017	$178,411	$133,606
Trade names, finite	7.9	10,350	8,837	1,513	10,350	8,732	1,618
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	0.8	200	188	12	200	179	21
		$327,267	$192,565	$134,702	$327,267	$187,322	$139,945

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.2 million and $5.3 million for the three months ended April 25, 2020 and April 27, 2019, respectively.

As of April 25, 2020, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

10. Accrued Insurance Claims

For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. With regard to workers’ compensation losses occurring in the 12 month policy period ended in January 2020, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is unchanged for the 12 month policy period ending in January 2021. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds. With regard to automobile liability and general liability losses the retention amount is unchanged for the first $5.0 million of insurance coverage (“primary liability insurance”) for the 12 month policy period ending in January 2021. Aggregate stop-loss coverage for primary insurance claims, including workers’ compensation claims, is $85.8 million for the 12 month policy period ending January 2021.

With regard to automobile liability and general liability losses between $5.0 million and $10.0 million, aggregate stop-loss coverage is $11.5 million for the 12 month period ending January 2021. Losses greater than $10.0 million are covered by insurance.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2020, we retain the risk of loss, on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	April 25, 2020	January 25, 2020
Accrued insurance claims - current	$41,977	$38,881
Accrued insurance claims - non-current	66,913	56,026
Accrued insurance claims	$108,890	$94,907

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$—
Non-current (included in Other assets)	12,639	4,864
Insurance recoveries/receivables	$12,639	$4,864

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the three months ended April 25, 2020, total insurance recoveries/receivables increased approximately $7.8 million primarily due to additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 10 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three months ended April 25, 2020 and April 27, 2019 (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended
	April 25, 2020	April 27, 2019
Lease cost under long-term operating leases	$8,813	$8,331
Lease cost under short-term operating leases	8,833	8,406
Variable lease cost under short-term and long-term operating leases(1)	1,132	1,210
Total lease cost	$18,778	$17,947

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $72.4 million as of April 25, 2020 and $70.2 million as of January 25, 2020. Supplemental balance sheet information related to these liabilities is as follows:

	April 25, 2020	January 25, 2020
Weighted average remaining lease term	3.4 years	3.3 years
Weighted average discount rate	5.1%	5.2%

Supplemental cash flow information related to our long-term operating lease liabilities as of April 25, 2020 and April 27, 2019 is as follows (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended
	April 25, 2020	April 27, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,589	$8,189
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,240	$5,513

As of April 25, 2020, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2021	$23,759
2022	25,099
2023	15,588
2024	9,024
2025	5,552
Thereafter	3,350
Total lease payments	82,372
Less: imputed interest	(10,016)
Total	$72,356

As of April 25, 2020, the Company had additional operating leases that have not yet commenced of $1.2 million. These leases will commence during the second quarter of fiscal 2021.

As of January 25, 2020, the future minimum obligation by fiscal year for our operating leases with original noncancelable terms in excess of one year was as follows (dollars in thousands):

Fiscal Year	Amount
2021	$30,138
2022	22,274
2023	13,236
2024	7,916
2025	4,607
Thereafter	1,495
Total	$79,666

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	April 25, 2020	January 25, 2020
Accrued payroll and related taxes	$28,159	$27,959
Accrued employee benefit and incentive plan costs	29,151	23,340
Accrued construction costs	29,106	27,690
Other current liabilities	20,332	19,786
Other accrued liabilities	$106,748	$98,775

13. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	April 25, 2020	January 25, 2020
Credit Agreement - Revolving facility (matures October 2023)	$675,000	$—
Credit Agreement - Term loan facility (matures October 2023)	438,750	444,375
0.75% convertible senior notes, net (mature September 2021)	272,607	422,526
	1,386,357	866,901
Less: current portion	(22,500)	(22,500)
Long-term debt	$1,363,857	$844,401

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

Subject to certain conditions, the credit agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the credit agreement and/or in the form of term loans, up to the greater of (i) $350.0 million and (ii) an amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the credit agreement (“EBITDA”). Borrowings under the credit agreement are guaranteed by substantially all of our subsidiaries and secured by the equity interests of the substantial majority of our subsidiaries.

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

Standby letters of credit of approximately $52.2 million and $52.3 million, issued as part of our insurance program, were outstanding under the credit agreement as of April 25, 2020 and January 25, 2020, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of April 25, 2020 and January 25, 2020 were as follows:

	Weighted Average Rate End of Period
	April 25, 2020	January 25, 2020
Borrowings - Term loan facilities	2.81%	3.67%
Borrowings - Revolving facility(1)	2.57%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver Commitment	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 25, 2020.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contains a minimum liquidity covenant. This covenant becomes effective beginning 91 days prior to the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by the credit agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the credit agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the credit agreement. At April 25, 2020 and January 25, 2020, we were in compliance with the financial covenants of our credit agreement. Subject to the conditions of the Credit Agreement, we can also borrow amounts up to the remaining commitment amount of the revolving facility, so long as the consolidated net leverage ratio remains within the covenant compliance requirements. As of April 25, 2020, after the amount of borrowings on the revolving facility and the standby letters of credit, $22.8 million was undrawn on the revolving facility. As of January 25, 2020, we had borrowing availability under the revolving facility of $287.0 million as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, we issued 0.75% convertible senior notes due September 2021 in a private placement in the principal amount of $485.0 million. The Notes, governed by the terms of an indenture between the Company and a bank trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event we fail to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. During the first quarter of fiscal 2021, we purchased, through privately-negotiated transactions, $167.0 million aggregate principal amount of the Notes for $147.0 million, leaving the principal amount of $293.0 million outstanding. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.5 million for the three months ended April 25, 2020.

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

During the three months ended April 25, 2020, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of April 25, 2020. As a result, the Notes were not convertible during the three months ended April 25, 2020 and are classified as long-term debt.

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. During the three months ended April 25, 2020 and April 27, 2019, we incurred $4.3 million and $4.9 million, respectively, of interest expense for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	April 25, 2020	January 25, 2020
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$292,997	$460,000
Less: Debt discount	(18,349)	(33,744)
Less: Debt issuance costs	(2,041)	(3,730)
Net carrying amount of Notes	$272,607	$422,526

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $91.00 and $97.25 as of April 25, 2020 and January 25, 2020, respectively (dollars in thousands):

	April 25, 2020	January 25, 2020
Fair value of principal amount of Notes	$266,627	$447,350
Less: Debt discount and debt issuance costs	(20,390)	(37,474)
Fair value of Notes	$246,237	$409,876

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and 2021 in connection with the purchase of $25.0 million and $167 million, respectively, of the Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 3.024 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and the three months ended April 25, 2020 in connection with the purchase of $25.0 million and $167 million, respectively, of the Notes, the remaining warrant transactions provide for to up to 3.024 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

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

We recorded an initial deferred tax liability of $43.4 million in connection with the debt discount associated with the Notes and recorded an initial deferred tax asset of $43.2 million in connection with the convertible note hedge transactions. Both the deferred tax liability and deferred tax asset are included in non-current deferred tax liabilities in the condensed consolidated balance sheets. See Note 14, Income Taxes, for additional information regarding our deferred tax liabilities and assets.

14. Income Taxes

Our interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss (“NOL”) carryback provisions. During the three months ended April 25, 2020, we recognized an income tax benefit of $2.6 million from a tax loss carryback under the CARES Act. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
Our effective income tax rate of (9.0)% for the three months ended April 25, 2020, differs from the statutory rates primarily due to the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and due to the benefit from a $2.6 million tax loss carryback under the CARES Act. Other fluctuations in our effective income tax rate from the statutory rates each period are primarily attributable to the difference in income tax rates from state to state where work was performed during the periods, variances in non-deductible and non-taxable items during the periods, and the impact of the vesting and exercise of share-based awards.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Gain on sale of fixed assets	$1,788	$6,738
Discount fee expense	(792)	(1,298)
Miscellaneous income, net	122	258
Other income, net	$1,118	$5,698

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

17. Stock-Based Awards

We have certain stock-based compensation plans under which we grant stock-based awards, including common stock, stock options, time-based restricted share units (“RSUs”), and performance-based restricted share units (“Performance RSUs”) to attract, retain, and reward talented employees, officers, and directors, and to align stockholder and employee interests.

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

Stock-based compensation expense and the related tax benefit recognized during the three months ended April 25, 2020 and April 27, 2019 were as follows (dollars in thousands):

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Stock-based compensation	$2,322	$3,479
Income tax effect of stock-based compensation	$573	$869
In addition, during the three months ended April 25, 2020 and April 27, 2019, the Company realized net tax deficiencies of approximately $0.5 million and $0.6 million, respectively, related to the vesting and exercise of share-based awards.

As of April 25, 2020, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.6 million, $19.9 million, and $4.9 million, respectively. This expense will be recognized over a weighted-average number of years of 2.7, 3.1, and 1.5, respectively, based on the average remaining service periods for the awards. As of April 25, 2020, we may recognize an additional $20.3 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended April 25, 2020:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 25, 2020	577,309	$36.85
Granted	63,304	$25.15
Options exercised	(15,425)	$15.72
Canceled	—	$—
Outstanding as of April 25, 2020	625,188	$36.19

Exercisable options as of April 25, 2020	499,332	$33.28

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended April 25, 2020:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 25, 2020	174,917	$65.05	639,738	$62.60
Granted	510,211	$25.20	65,538	$25.15
Share units vested	(33,791)	$63.61	(12,315)	$64.27
Forfeited or canceled	(3,498)	$63.37	(218,317)	$64.13
Outstanding as of April 25, 2020	647,839	$33.75	474,644	$56.68

The total number of granted Performance RSUs presented above consists of 32,769 target shares and 32,769 supplemental shares. The total number of Performance RSUs outstanding as of April 25, 2020 consists of 318,438 target shares and 156,206 supplemental shares. With respect to the Company’s Performance Year ended January 25, 2020, the Company canceled 143,954 target shares and 65,354 supplemental shares during the three months ended April 25, 2020.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 78.5% and 80.4% of total contract revenues during the three months ended April 25, 2020 and April 27, 2019, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended April 25, 2020 or April 27, 2019, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended
	April 25, 2020		April 27, 2019
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$176.1	21.6%	$179.8	21.6%
AT&T Inc.	154.0	18.9	209.3	25.1
CenturyLink, Inc.	148.8	18.3	109.8	13.2
Comcast Corporation	118.0	14.5	137.1	16.4
Total other customers combined	217.4	26.7	197.7	23.7
Total contract revenues	$814.3	100.0%	$833.7	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three months ended April 25, 2020 and April 27, 2019 were as follows (dollars in millions):

	For the Three Months Ended
	April 25, 2020		April 27, 2019
	Amount	% of Total	Amount	% of Total
Telecommunications	$726.0	89.2%	$761.4	91.3%
Underground facility locating	53.3	6.5	48.2	5.8
Electrical and gas utilities and other	35.0	4.3	24.1	2.9
Total contract revenues	$814.3	100.0%	$833.7	100.0%

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

19. Commitments and Contingencies

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida (the “Court”). The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The Parties have entered into an agreement in principle to settle the consolidated lawsuit, subject to the negotiation of definitive settlement documentation and Court approval of the settlement. The Company expects that the full settlement amount will be covered by its insurance carriers. The Company and the officers named in the lawsuit continue to dispute the allegations made in the lawsuit and the anticipated settlement will not include any admission by the Company or any of its officers of the allegations made in the lawsuit.

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. The Company believes the allegations in the lawsuits are without merit and expects them to be vigorously defended. On February 28, 2019, the Court stayed the first lawsuit pending a further Order from the Court. Based on the early stage of these matters, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We dispute the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes there is a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) that applies to its activities. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If we prevail in disputing the withdrawal liability, all such payments are expected to be refunded.

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

The economy of the United States has been severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID19 pandemic impacts our ability to provide services to our customers. We believe the ultimate impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 25, 2020 and January 25, 2020, we had $171.0 million and $156.1 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 25, 2020 and January 25, 2020, we had $23.4 million and $23.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As of April 25, 2020 and January 25, 2020, the Company had $52.2 million and $52.3 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

20. Subsequent Event

On May 5, 2020, we announced a tender offer (the “Offer”) to purchase any and all of our outstanding Notes due 2021, pursuant to a Tender Offer Statement and Offer to Purchase, which has been filed with the Securities and Exchange Commission. As of May 4, 2020, there were $293.0 million aggregate principal amount of the Notes outstanding. The Offer is conditioned on the satisfaction of certain customary conditions as more fully described in the Offer, but is not conditioned upon any minimum amount of securities being tendered. The Offer will expire at 12:00 midnight, New York City time, on June 2, 2020, unless extended or earlier terminated.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include the recent global pandemic of COVID-19, caused by a novel strain of the coronavirus, and its impact and consequences, the our ability to effectively execute our business and capital plans, business and economic conditions and trends in the telecommunications industry affecting our customers, customer capital budgets and spending priorities, the adequacy of our insurance and other reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, the future impact of any acquisitions or dispositions, adjustments and cancellations of our projects, the related impact to our back log from project cancellations, weather conditions, the anticipated outcome of other contingent events, including litigation, liquidity and other financial needs, the availability of financing, our ability to generate sufficient cash to service our indebtedness, restrictions imposed by our credit agreement, whether the proposed tender offer for our Convertible Notes will occur on the terms currently contemplated, if at all, and the other risks and uncertainties discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2020 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for fiscal 2020. Our Annual Report on Form 10-K for fiscal 2020 was filed with the SEC on March 2, 2020, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, our customers’ positioning and strategic plans, and any potential effects from the recent coronavirus disease 2019 (“COVID-19”) pandemic. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The economy of the United States has been severely impacted by the nation’s response to COVID-19. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified.

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the ultimate impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly hamper our production. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing to continue investments in the infrastructure that we build. Furthermore, the progression of and response to the COVID-19 pandemic has begun to cause delays, and increases the risk of further delays, in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the three months ended April 25, 2020 and April 27, 2019 accounting for approximately 78.5% and 80.4%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three months ended April 25, 2020 or April 27, 2019:

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Verizon Communications Inc.	21.6%	21.6%
AT&T Inc.	18.9%	25.1%
CenturyLink, Inc.	18.3%	13.2%
Comcast Corporation	14.5%	16.4%
Windstream Holdings, Inc.	5.2%	4.1%
Charter Communications, Inc.	2.6%	2.6%

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Multi-year master service agreements	70.1%	61.9%
Other long-term contracts	20.5	27.5
Total long-term contracts	90.6%	89.4%
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2020 except with respect to our accounting policy for leases as described below.

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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2020 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. Goodwill and indefinite lived intangible assets are required to be tested for impairment between annual tests if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value.

During the three months ended April 25, 2020, the economy of the United States was severely impacted by the nation’s response to a pandemic caused by a novel strain of coronavirus (“COVID-19”). Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) have decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

Broadband generates a substantial portion of its revenue and operating results from installation services inside third party premises. The events following the onset of COVID-19 are expected to result in a prolonged downturn in customer demand for installation services from Broadband. This is expected to have a direct, adverse impact on its revenue, operating results and cash flows. These indicators represented a triggering event that warranted impairment testing of Broadband during the three months ended April 25, 2020.

The Broadband reporting unit includes the operations of Broadband Installation Services, Prince Telecom and certain other operations and generated revenue of less than 4% of the consolidated contract revenue of Dycom in fiscal 2020. The Broadband reporting unit did not incur losses in fiscal 2020.

The fiscal 2021 interim impairment analysis for Broadband utilized the same valuation techniques used in the Company’s annual fiscal 2020 impairment analysis. The key assumptions used to determine the fair value of the Company’s reporting units during this interim impairment analysis were: (a) expected cash flow for a period of seven years; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with Broadband. Recent operating performance, along with key assumptions for specific customer and industry opportunities, were used during the fiscal 2021 interim impairment analysis. The terminal growth rate used in the fiscal 2021 interim assessment was 1.5% as compared to 3.0% in the fiscal 2020 assessment reflecting lower long-term demand levels. The discount rate used in the fiscal 2021 interim assessment was 12% compared to 10% in the fiscal 2020 assessment reflecting increased risk associated with the outlook of Broadband.

The combination of lower expected operating results and cash flows from the reduction in revenue, as well as changes in valuation assumptions in the fiscal 2021 interim analysis resulted in a substantial decline in the fair value of the Broadband reporting unit. In accordance with ASU 2017-04, the Company compared the estimated fair value of Broadband to its carrying amount. As a result, the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value. After the impairment charge, Broadband had $10.1 million of remaining goodwill as of April 25, 2020. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement.

Management determined that significant changes were not likely in the factors considered to estimate the fair value of Broadband, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2021 interim impairment analysis had been 100 basis points higher than estimated for the Broadband reporting unit, and all other assumptions were held constant, the impairment would have increased by approximately $4.0 million compared to the impairment charge incurred. Additionally, if there was a 25% decrease in the fair value of the Broadband reporting unit due to a decline in its discounted cash flows resulting from lower operating performance, the impairment would have increased by approximately $10.1 million compared to the impairment charge incurred.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible asset during the three months ended April 25, 2020 that would indicate a potential reduction in their fair value below their carrying amounts. As of April 25, 2020, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Understanding Our Results of Operations
The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies and Estimates, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2020.

Accounting Period. The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2020 consisted of 52 weeks of operations and fiscal year ending January 30, 2021 consists of 53 weeks of operation.

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 15% and approximately 20% of contract revenues during the three months ended April 25, 2020 and April 27, 2019, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the three months ended April 25, 2020 and April 27, 2019, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Goodwill impairment charge. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	April 25, 2020		April 27, 2019
Contract revenues	$814.3	100.0%	$833.7	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	680.2	83.5	701.8	84.2
General and administrative	65.9	8.1	58.6	7.0
Depreciation and amortization	45.9	5.6	46.3	5.6
Goodwill impairment charge	53.3	6.5	—	—
Total	845.2	103.8	806.7	96.8
Interest expense, net	(12.5)	(1.5)	(12.2)	(1.5)
Gain on debt extinguishment	12.5	1.5	—	—
Other income, net	1.1	0.1	5.7	0.7
(Loss) income before income taxes	(29.7)	(3.7)	20.5	2.5
Provision for income taxes	2.7	0.3	6.2	0.7
Net (loss) income	$(32.4)	(4.0)%	$14.3	1.7%

Contract Revenues. Contract revenues were $814.3 million during the three months ended April 25, 2020 compared to $833.7 million during the three months ended April 27, 2019. Additionally, we earned $4.7 million of contract revenues from storm restoration services during the three months ended April 27, 2019. There were no significant revenues from storm restoration services in the current quarter.

Excluding amounts generated from storm restoration services, contract revenues decreased by $14.7 million during the three months ended April 25, 2020 compared to the three months ended April 27, 2019. Contract revenues increased by approximately $43.1 million for a large telecommunications customer primarily for increases in services performed under existing contracts. Additionally, contract revenues increased by approximately $8.7 million for services performed for a telecommunications customer in connection with rural services. Contract revenues decreased by approximately $55.2 million for a large telecommunications customer improving its network and by approximately $19.1 million from a leading cable multiple system operator. In addition, contract revenues decreased by approximately $3.8 million for a large telecommunications customer, primarily related to services for fiber deployments. All other customers had net increases in contract revenues of $11.6 million on a combined basis during the three months ended April 25, 2020 compared to the three months ended April 27, 2019.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.2%, 6.5%, and 4.3%, respectively, for the three months ended April 25, 2020 compared to 91.3%, 5.8%, and 2.9%, respectively, for the three months ended April 27, 2019.

Costs of Earned Revenues. Costs of earned revenues decreased to $680.2 million, or 83.5% of contract revenues, during the three months ended April 25, 2020 compared to $701.8 million, or 84.2% of contract revenues, during the three months ended April 27, 2019. The primary components of the decrease were a $31.0 million aggregate decrease in direct labor and subcontractor costs, and a $2.2 million decrease in equipment maintenance and fuel costs combined. Partially offsetting these decreases, were increases in direct materials cost of $9.5 million and other direct costs of $2.1 million.

Costs of earned revenues as a percentage of contract revenues decreased 0.6% during the three months ended April 25, 2020 compared to the three months ended April 27, 2019. As a percentage of contract revenues, labor and subcontracted labor costs decreased 2.3% primarily due to higher productivity and the mix of work performed. In addition, equipment maintenance and fuel costs combined decreased 0.2% as a percentage of contract revenues primarily resulting from a decline in fuel prices. Partially offsetting these decreases, direct materials increased 1.4%, primarily as a result of our mix of work in which we provide materials for our customers. Other direct costs increased 0.4% as a percentage of contract revenues. We incurred higher insurance cost during the three months ended April 25, 2020. Additionally, during the three months ended April 27, 2019, we incurred $8.2 million for warranty cost.

General and Administrative Expenses. General and administrative expenses increased to $65.9 million, or 8.1% of contract revenues, during the three months ended April 25, 2020 compared to $58.6 million, or 7.0% of contract revenues, during the three months ended April 27, 2019. Total general and administrative expenses during the three months ended April 27, 2019 included a $10.3 million recovery of accounts receivable and contract assets compared to $0.1 million of provision for bad debt in the three months ended April 25, 2020. Offsetting this variance, general and administrative expenses declined $3.0 million, or 0.2% of contract revenues from reduced professional fees and lower performance based compensation costs.

Depreciation and Amortization. Depreciation expense was $40.6 million, or 5.0% of contract revenues, during the three months ended April 25, 2020 compared to $41.0 million, or 4.9% of contract revenues, during the three months ended April 27, 2019.he decrease in depreciation expense during the three months ended April 25, 2020 is primarily due to certain assets becoming fully depreciated or sold during fiscal 2020 and reduced capital expenditures. Amortization expense was $5.2 million and $5.3 million during the three months ended April 25, 2020 and April 27, 2019, respectively.

Goodwill Impairment Charge. During the first quarter of fiscal 2021, we recognized a goodwill impairment charge of $53.3 million on our Broadband reporting unit as the result of an interim impairment test.

Interest Expense, Net. Interest expense, net was $12.5 million and $12.2 million during the three months ended April 25, 2020 and April 27, 2019, respectively. Interest expense includes $4.3 million and $4.9 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “Notes”) during the three months ended April 25, 2020 and April 27, 2019, respectively. Excluding this amortization, interest expense, net increased to $8.1 million during the three months ended April 25, 2020 from $7.3 million during the three months ended April 27, 2019 as a result of higher outstanding borrowings.

Gain on debt extinguishment. During the first quarter of fiscal 2021, we recognized a gain on debt extinguishment of $12.5 million in connection with our purchase of $167 million aggregate principal amount of Notes for $147.0 million, after the write-off of associated debt issuance costs.

Other Income, Net. Other income, net was $1.1 million and $5.7 million during the three months ended April 25, 2020 and April 27, 2019, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $1.8 million and $6.7 million during the three months ended April 25, 2020 and April 27, 2019, respectively. Other income, net also reflects $0.8 million and $1.3 million of expense during the three months ended April 25, 2020 and April 27, 2019 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended April 25, 2020 and April 27, 2019 (dollars in millions):

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Income tax provision	$2.7	$6.2
Effective income tax rate	(9.0)%	30.3%

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss (“NOL”) carryback provisions. During the three months ended April 25, 2020, we recognized an income tax benefit of $2.6 million from a tax loss carryback under the CARES Act. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

Our effective income tax rate during the three months ended April 25, 2020 differs from the statutory rates primarily due to the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and due to the benefit from a $2.6 million tax loss carryback under the CARES Act. Other fluctuations in our effective income tax rate for the statutory rates each period were primarily attributable to the difference in income tax rates from state to state where work was performed during the periods, variances in non-deductible and non-taxable items during the periods, and the impact of the vesting and exercise of share-based awards.

Net (Loss) Income. Net loss was $32.4 million for the three months ended April 25, 2020 compared to net income of $14.3 million for the three months ended April 27, 2019.

Non-GAAP Adjusted EBITDA. Adjusted EBITDA is a Non-GAAP measure, as defined by Regulation G of the SEC. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, gain on sale of fixed assets, stock-based compensation expense, and certain non-recurring items. Management believes Adjusted EBITDA is a helpful measure for comparing the Company’s operating performance with prior periods as well as with the performance of other companies with different capital structures or tax rates. The following table provides a reconciliation of net income (loss) to Non-GAAP Adjusted EBITDA (dollars in thousands):

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Net (loss) income	$(32,418)	$14,279
Interest expense, net	12,457	12,233
Provision for income taxes	2,677	6,199
Depreciation and amortization	45,871	46,341
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	28,587	79,052
Gain on sale of fixed assets	(1,788)	(6,738)
Stock-based compensation expense	2,322	3,479
Goodwill impairment charge	53,264	—
Gain on debt extinguishment	(12,504)	—
Recovery of previously reserved accounts receivable and contract assets	—	(10,345)
Charge for warranty costs	—	8,200
Non-GAAP Adjusted EBITDA	$69,881	$73,648

Non-GAAP Adjusted EBITDA % of contract revenues	8.6%	8.8%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $643.9 million as of April 25, 2020 compared to $54.6 million as of January 25, 2020. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1.525 billion as of April 25, 2020 compared to $957.8 million as of January 25, 2020.

Capital resources are used primarily to purchase equipment and maintain sufficient levels of working capital to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility depending on our cash requirements. We currently intend to retain any earnings for use in the business and other capital allocation strategies which may include investment in acquisitions, repurchase of the Notes, and share repurchases. Consequently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement (as defined below), are sufficient to meet our financial obligations, and any new challenges and uncertainties associated with the COVID-19 pandemic. These obligations include interest payments required on the Notes, the possible repurchase of the Notes pursuant to the terms of our announced tender offer, interest payments required on our outstanding term loan facilities and revolver borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, or to the extent we repurchase our common stock, repay credit agreement borrowings, or repurchase or convert the Notes. In light of the uncertainties around the economic impacts from the COVID-19 pandemic, we are focused on controlling our costs and capital expenditures to preserve our ability to continue to fund our operations. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for the three months ended April 25, 2020 and April 27, 2019 (dollars in millions):

	For the Three Months Ended
	April 25, 2020	April 27, 2019
Net cash flows:
Provided by (used in) operating activities	$85.2	$(56.1)
Used in investing activities	$(18.3)	$(38.4)
Provided by (used in) financing activities	$522.3	$(0.7)

Cash Provided by (Used in) Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, goodwill impairment charge and gain on debt extinguishment were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the three months ended April 25, 2020, net cash generated from operating activities was $85.2 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $25.8 million of operating cash flow during the three months ended April 25, 2020. Working capital changes that provided operating cash flow during the three months ended April 25, 2020 included an aggregate increase in accounts payable and accrued liabilities of $91.5 million and a net decrease in income tax receivable of $11.5 million and other assets of $2.0 million, each primarily as a result of the timing of payments. Working capital that used operating cash flow during the three months ended April 25, 2020 included increases in accounts receivable; contract assets, net; other current assets and inventories of $54.1 million, $13.8 million, $11.3 million, respectively.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 125 days of April 25, 2020 compared to 108 days as of April 27, 2019. The increase in our DSO was primarily a result of an increase in the amount of work performed under a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of April 25, 2020 and January 25, 2020 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of April 25, 2020 or January 25, 2020. On April 14, 2020, Frontier Communications filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York, to implement a prearranged debt restructuring plan. As of April 25, 2020, our outstanding receivables and contract assets in aggregate were approximately $16.7 million. The Company has been identified as a critical vendor and expects to continue to provide service to Frontier Communications pursuant to existing contractual obligations and be paid in full for pre-petition and post-petition receivables and contract assets.

During the three months ended April 27, 2019, net cash used by operating activities was $56.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $122.1 million of operating cash flow during the three months ended April 27, 2019. Working capital changes that used operating cash flow during the three months ended April 27, 2019 included increases in accounts receivable and contract assets, net of $76.3 million and $84.0 million, respectively. In addition, a net decrease in accrued liabilities used $1.1 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during April 2019 and payments made related to operating lease liabilities. These decreases were partially offset by increases in other accrued costs during the three months ended April 27, 2019 primarily as a result of an $8.2 million charge for estimated warranty costs for work performed for a customer in prior periods. Working capital changes that provided operating cash flow during the three months ended April 27, 2019 included a net decrease in other current and non-current assets combined of $20.3 million primarily as a result of collections of long-term accounts receivable, partially offset by an increase in prepaid costs that coincide with the beginning of our fiscal year and an increase in inventory. In addition, operating cash flow was provided by an increase in accounts payable of $18.3 million and a net decrease in income tax receivable of $0.7 million during the three months ended April 27, 2019 each primarily as a result of the timing of payments.

Cash Used in Investing Activities. Net cash used in investing activities was $18.3 million during the three months ended April 25, 2020 compared to $38.4 million during the three months ended April 27, 2019. During the three months ended April 25, 2020 and April 27, 2019, capital expenditures were $20.7 million and $45.8 million, respectively. Capital expenditures declined during the three months ended April 25, 2020, as we replaced fewer assets as a result of uncertainties associated with the COVID-19 pandemic. These expenditures were offset in part by proceeds from the sale of assets of $2.4 million and $7.4 million during the three months ended April 25, 2020 and April 27, 2019, respectively.
Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $522.3 million during the three months ended April 25, 2020. During the three months ended April 25, 2020, borrowings under our credit agreement, net of repayments, were $669.0 million. In connection with the purchase of $167 million of the convertible senior notes (“Notes”) in fiscal 2021 for $147.0 million , we unwound convertible note hedge transactions and warrants proportionately to the number of Notes. Additionally, we received $0.2 million from the exercise of stock options during the three months ended April 25, 2020. Partially offsetting this, we withheld shares and paid $0.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 25, 2020.

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

Under our credit agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $50.0 million to our trailing twelve-month consolidated EBITDA, as defined by our credit agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

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

Standby letters of credit of approximately $52.2 million and $52.3 million, issued as part of our insurance program, were outstanding under our credit agreement as of April 25, 2020 and January 25, 2020, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of April 25, 2020 and January 25, 2020 were as follows:

	Weighted Average Rate End of Period
	April 25, 2020	January 25, 2020
Borrowings - Term loan facilities	2.81%	3.67%
Borrowings - Revolving facility(1)	2.57%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver Commitment	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 25, 2020.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contains a minimum liquidity covenant that is applicable beginning 91 days prior to the maturity date of the Notes if the outstanding principal amount of the Notes is greater than $250.0 million. In such event, we would be required to maintain liquidity, as defined by the Credit Agreement, equal to $150.0 million in excess of the outstanding principal amount of the Notes. This covenant terminates at the earliest date of when the outstanding principal amount of the Notes is reduced to $250.0 million or less, the Notes are amended pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement, or the Notes are refinanced pursuant to terms that extend the maturity date to 91 or more days beyond the maturity date of the Credit Agreement. At April 25, 2020 and January 25, 2020, we were in compliance with the financial covenants of our credit agreement. Subject to the conditions of the Credit Agreement, we can also borrow amounts up to the remaining commitment amount of the revolving facility, so long as the consolidated net leverage ratio remains within the covenant compliance requirements. As of April 25, 2020 after the amount of borrowing on the revolving facility and the standby letters of credit, $22.8 million was undrawn on the revolving facility. As of January 25, 2020 we had borrowing availability in the revolving facility of $287.0 million as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of April 25, 2020 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$292,997	$—	$—	$292,997
Credit agreement – revolving facility	—	—	675,000	—	675,000
Credit agreement – term loan facilities	22,500	67,500	348,750	—	438,750
Fixed interest payments on long-term debt(1)	2,197	1,099	—	—	3,296
Obligations under long-term operating leases(2)	33,024	34,061	12,492	2,778	82,355
Obligations under short-term operating leases(3)	1,612	—	—	—	1,612
Employment agreements	32,060	16,912	—	—	48,972
Purchase and other contractual obligations(4)	9,139	—	—	—	9,139
Total	$100,532	$412,569	$1,036,242	$2,778	$1,552,121

(1) Includes interest payments on our $293.0 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of April 25, 2020 consisted of $438.8 million outstanding under our term loan facilities and $675.0 million of revolver borrowings.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $1.2 million as of April 25, 2020.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of April 25, 2020.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of April 25, 2020, purchase and other contractual obligations includes approximately $7.0 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 25, 2020.

Our condensed consolidated balance sheet as of April 25, 2020 includes a long-term liability of approximately $66.9 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $4.6 million and $4.7 million as of April 25, 2020 and January 25, 2020, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 25, 2020 and January 25, 2020 we had $171.0 million and $156.1 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $69.5 million as of April 25, 2020. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 25, 2020 and January 25, 2020, we had $23.4 million and $23.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $52.2 million and $52.3 million outstanding standby letters of credit issued under our credit agreement as of April 25, 2020 and January 25, 2020, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.442 billion and $7.314 billion at April 25, 2020 and January 25, 2020, respectively. We expect to complete 39.0% of the April 25, 2020 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed at the time the estimate of backlog is developed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, adverse weather, and the potential adverse effects of the COVID-19 pandemic. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the three months ended April 25, 2020 or April 27, 2019, many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Backlog is not a measure defined by United States generally accepted accounting principles; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Market Price Risk. We are exposed to market risks related to interest rates on our cash and equivalents and interest rates and market price sensitivity on our debt obligations. We monitor the effects of market fluctuations on interest rates and manage interest rate risks by investing in short-term cash equivalents that bear market rates of interest and by maintaining a mix of fixed and variable rate debt obligations.

Our credit agreement permits borrowings at a variable rate of interest. On April 25, 2020, we had variable rate debt outstanding under our credit agreement of $438.8 million under our term loan facilities and $675.0 million of revolver borrowings. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $5.6 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions $25 million aggregate principal amount of the Notes for $24.3 million and during the first quarter of fiscal 2021, we purchased through privately-negotiated transactions, $167 million aggregate principal amount of the Notes for $147.0 million, leaving the principal amount of $293.0 million outstanding. The fair value of the fixed rate Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $91.00 and $97.25 as of April 25, 2020 and January 25, 2020, respectively (dollars in thousands):

	April 25, 2020	January 25, 2020
Principal amount of Notes	$292,997	$460,000
Less: Debt discount and debt issuance costs	(20,390)	(37,474)
Net carrying amount of Notes	$272,607	$422,526

Fair value of principal amount of Notes	$266,627	$447,350
Less: Debt discount and debt issuance costs	(20,390)	(37,474)
Fair value of Notes	$246,237	$409,876

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $2.2 million, calculated on a discounted cash flow basis as of April 25, 2020.

In connection with the issuance of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us up to 5.006 million shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. The convertible note hedge is intended to offset potential dilution from the Notes. After the Company settled a portion of the note hedge transactions during fiscal 2021 and fiscal 2020, the number of shares that could be deliverable to us upon conversion was reduced to up to 3.024 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After we purchased a portion of the warrants during fiscal 2020 and 2021 in connection with the purchase of $25 million and $167 million, respectively, of the Notes, the remaining warrant transactions provide for up to 3.024 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 25, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
April 25, 2020, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the

Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida (the “Court”). The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The Parties have entered into an agreement in principle to settle the consolidated lawsuit, subject to the negotiation of definitive settlement documentation and Court approval of the settlement. The Company expects that the full settlement amount will be covered by its insurance carriers. The Company and the officers named in the lawsuit continue to dispute the allegations made in the lawsuit and the anticipated settlement will not include any admission by the Company or any of its officers of the allegations made in the lawsuit.

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. The Company believes the allegations in the lawsuits are without merit and expects them to be vigorously defended. On February 28, 2019, the Court stayed the first lawsuit pending a further Order from the Court. Based on the early stage of these matters, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We dispute the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes there is a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) that applies to its activities. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected during calendar year 2020. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If we prevail in disputing the withdrawal liability, all such payments are expected to be refunded.

From time to time, we are party to various claims and legal proceedings arising in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the ultimate resolution of any such claims or legal proceedings will not, after considering applicable insurance coverage or other indemnities to which we may be entitled, have a material effect on our financial position, results of operations, or cash flow.

Item 1A. Risk Factors.

The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2020.

The COVID-19 pandemic has adversely affected our operations and is expected to continue to pose risks that could materially disrupt our business and negatively impact our operating results, cash flows and financial condition.

The economy of the United States has been severely impacted by the nation’s response to a pandemic caused by a novel strain of coronavirus (“COVID-19”). Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted.

We believe the impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control. The COVID-19 pandemic is likely to heighten and exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K. In addition to those risks and others that cannot yet be identified, we may experience impacts to our business resulting from any the following:

•The classification of our services as being essential in nature could change at any time in any or all of the state, county or municipal jurisdictions where we provide our services, and any change could materially impact our operations.
•In response to the impact of the COVID-19 pandemic, certain of our customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers. This is expected to result in a downturn in customer demand for our in-home installation services for the duration of the COVID-19 pandemic, and possibly longer.
•Our operations may not, at times, function in a manner that is consistent with evolving, differing and, in some instances, conflicting guidelines and best practices that are intended to reduce the spread of COVID-19, which could expose us to increased risks and costs associated with workplace safety claims.
•As a result of having temporarily shifted many of our administrative personnel to working remotely, there is an increase in the likelihood and the potential severity of information technology security risks and concerns, and an increase in our exposure to risks and costs associated with wage and hour claims.
•After the COVID-19 pandemic has moderated and governmental restrictions have eased, we may continue to experience adverse effects on our operating results, cash flows and/or financial condition arising out of long-term changes to the behavior of our customers and from recessionary economic conditions that may persist.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 25, 2020, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
April 25, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 26, 2020 - February 23, 2020	—	$—	—	(1)
February 24, 2020 - March 21, 2020	—	$—	—	(1)
March 22, 2020 - April 25, 2020	—	$—	—	(1)

(1) On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. No repurchases were made under this authorization, and, as of February 2020, the authorization expired.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 25, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.
104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 25, 2020, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 21, 2020	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	May 21, 2020	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer