Form 10-Q
period 2020-07-25
DYCOM INDUSTRIES INC
filed 2020-08-27
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2020

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

There were 31,839,247 shares of common stock with a par value of $0.33 1/3 outstanding at August 26, 2020.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	July 25, 2020	January 25, 2020
ASSETS
Current assets:
Cash and equivalents	$22,535	$54,560
Accounts receivable, net (Note 5)	897,833	817,245
Contract assets	257,893	253,005
Inventories	77,754	98,324
Income tax receivable	780	3,168
Other current assets	49,840	31,991
Total current assets	1,306,635	1,258,293

Property and equipment, net	315,604	376,610
Operating lease right-of-use assets	69,940	69,596
Goodwill	272,485	325,749
Intangible assets, net	129,526	139,945
Other assets	50,497	47,438
Total non-current assets	838,052	959,338
Total assets	$2,144,687	$2,217,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$177,275	$119,612
Current portion of debt	22,500	22,500
Contract liabilities	18,829	16,332
Accrued insurance claims	43,702	38,881
Operating lease liabilities	27,171	26,581
Income taxes payable	13,020	344
Other accrued liabilities	108,827	98,775
Total current liabilities	411,324	323,025

Long-term debt	665,533	844,401
Accrued insurance claims - non-current	67,303	56,026
Operating lease liabilities - non-current	43,418	43,606
Deferred tax liabilities, net non-current	59,945	75,527
Other liabilities	23,416	6,442
Total liabilities	1,270,939	1,349,027

COMMITMENTS AND CONTINGENCIES, Note 19

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,836,930 and 31,583,938 issued and outstanding, respectively	10,612	10,528
Additional paid-in capital	31,093	30,158
Accumulated other comprehensive loss	(1,791)	(1,781)
Retained earnings	833,834	829,699
Total stockholders’ equity	873,748	868,604
Total liabilities and stockholders’ equity	$2,144,687	$2,217,631

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 25, 2020	July 27, 2019

Contract revenues	$823,921	$884,221

Costs of earned revenues, excluding depreciation and amortization	657,953	720,382
General and administrative	67,357	65,117
Depreciation and amortization	44,129	47,244
Total	769,439	832,743

Interest expense, net	(7,853)	(12,878)
Gain (loss) on debt extinguishment	(458)	—
Other income, net	3,097	4,006
Income before income taxes	49,268	42,606

Provision for income taxes	12,244	12,710

Net income	$37,024	$29,896

Earnings per common share:
Basic earnings per common share	$1.17	$0.95

Diluted earnings per common share	$1.15	$0.94

Shares used in computing earnings per common share:
Basic	31,750,547	31,487,011

Diluted	32,128,098	31,820,296

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 25, 2020	July 27, 2019

Contract revenues	$1,638,244	$1,717,964

Costs of earned revenues, excluding depreciation and amortization	1,338,159	1,422,150
General and administrative	133,243	123,738
Depreciation and amortization	90,001	93,586
Goodwill impairment charge	53,264	—
Total	1,614,667	1,639,474

Interest expense, net	(20,310)	(25,111)
Gain (loss) on debt extinguishment	12,046	—
Other income, net	4,214	9,705
Income before income taxes	19,527	63,084

Provision for income taxes	14,921	18,909

Net income	$4,606	$44,175

Earnings per common share:
Basic earnings per common share	$0.15	$1.40

Diluted earnings per common share	$0.14	$1.39

Shares used in computing earnings per common share:
Basic	31,677,012	31,469,401

Diluted	31,947,346	31,803,368

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Net income	$37,024	$29,896	$4,606	$44,175
Foreign currency translation gains (losses), net of tax	21	11	(10)	(3)
Comprehensive income	$37,045	$29,907	$4,596	$44,172

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 25, 2020	31,632,661	$10,544	$28,352	$(1,812)	$796,810	$833,894
Stock options exercised	197,102	65	3,300	—	—	3,365
Stock-based compensation	1,920	1	4,372	—	—	4,373
Issuance of restricted stock, net of tax withholdings	5,247	2	(5)	—	—	(3)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(5,004)	—	—	(5,004)
Purchase of warrants	—	—	(6,777)	—	—	(6,777)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	6,855	—	—	6,855
Other comprehensive loss	—	—	—	21	—	21
Net income	—	—	—	—	37,024	37,024
Balances as of July 25, 2020	31,836,930	$10,612	$31,093	$(1,791)	$833,834	$873,748

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 27, 2019	31,478,851	$10,493	$25,217	$(1,296)	$786,763	$821,177
Stock options exercised	7,020	2	74	—	—	76
Stock-based compensation	1,709	1	2,276	—	—	2,277
Issuance of restricted stock, net of tax withholdings	2,343	—	(4)	—	—	(4)
Other comprehensive loss	—	—	—	11	—	11
Net income	—	—	—	—	29,896	29,896
Balances as of July 27, 2019	31,489,923	$10,496	$27,563	$(1,285)	$816,659	$853,433

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2020	31,583,938	$10,528	$30,158	$(1,781)	$829,699	$868,604
Cumulative effect from implementation of ASU 2016-13	—	—	—	—	(471)	(471)
Stock options exercised	212,527	71	3,537	—	—	3,608
Stock-based compensation	3,348	1	6,693	—	—	6,694
Issuance of restricted stock, net of tax withholdings	37,117	12	(341)	—	—	(329)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(8,975)	—	—	(8,975)
Purchase of warrants	—	—	(7,176)	—	—	(7,176)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	7,197	—	—	7,197
Other comprehensive loss	—	—	—	(10)	—	(10)
Net income	—	—	—	—	4,606	4,606
Balances as of July 25, 2020	31,836,930	$10,612	$31,093	$(1,791)	$833,834	$873,748

	For the Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 26, 2019	31,430,031	$10,477	$22,489	$(1,282)	$772,484	$804,168
Stock options exercised	16,870	5	177	—	—	182
Stock-based compensation	3,237	2	5,754	—	—	5,756
Issuance of restricted stock, net of tax withholdings	39,785	12	(857)	—	—	(845)
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income	—	—	—	—	44,175	44,175
Balances as of July 27, 2019	31,489,923	$10,496	$27,563	$(1,285)	$816,659	$853,433

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 25, 2020	July 27, 2019
Cash flows from operating activities:
Net income	$4,606	$44,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,001	93,586
Non-cash lease expense	15,743	14,804
Deferred income tax (benefit) provision	(15,893)	11,605
Stock-based compensation	6,694	5,756
Amortization of debt discount	6,089	9,947
Provision for bad debt (recovery), net	236	(10,514)
Gain on sale of fixed assets	(5,206)	(11,544)
Gain on debt extinguishment	(12,046)	—
Amortization of debt issuance costs and other	1,630	1,986
Goodwill impairment charge	53,264	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(81,295)	(171,486)
Contract assets, net	(2,392)	(143,558)
Other current assets and inventories	2,417	(15,378)
Other assets	3,718	37,036
Income taxes receivable/payable	15,064	3,876
Accounts payable	64,547	21,645
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	20,305	(1,674)
Net cash provided by (used in) operating activities	167,482	(109,738)
Cash flows from investing activities:
Capital expenditures	(26,724)	(83,944)
Proceeds from sale of assets	5,958	12,780
Other investing activities	—	306
Net cash used in investing activities	(20,766)	(70,858)
Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	683,000	146,000
Principal payments on senior credit agreement, including term loans	(494,250)	(81,000)
Extinguishment of convertible senior notes	(401,736)	—
Redemption discount on convertible senior notes, net of costs	30,761	—
Settlement of convertible note hedges related to extinguished convertible debt	7,197	—
Purchase of warrants	(7,176)	—
Exercise of stock options	3,608	182
Restricted stock tax withholdings	(329)	(845)
Net cash provided by (used in) financing activities	(178,925)	64,337
Net decrease in cash and equivalents and restricted cash	(32,209)	(116,259)
Cash, cash equivalents and restricted cash at beginning of period	59,869	134,151

Cash, cash equivalents and restricted cash at end of period	$27,660	$17,892

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$13,846	$13,318
Cash paid for taxes, net	$17,150	$4,361
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$1,296	$5,288

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

The economy of the United States has been severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. The full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will be determined by factors which are uncertain, unpredictable and outside of our control, including the duration of the pandemic, any worsening of the pandemic, the containment and mitigation actions taken by federal, state and local governments, and the resulting impact on the demand for our services from our customers. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2020. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2020. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the six months ended July 25, 2020 are disclosed in this Quarterly Report on Form 10-Q.

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

Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On January 26, 2020, the first day of fiscal 2021, we adopted ASU 2017-04 and there was no effect on the Company’s condensed consolidated financial statements as a result of adoption. See Note 9, Goodwill and Intangible Assets, for disclosure of events during the six months ended July 25, 2020.

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

Accounting Standards Not Yet Adopted

All other new accounting pronouncements that have been issued but are not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Net income available to common stockholders (numerator)	$37,024	$29,896	$4,606	$44,175

Weighted-average number of common shares (denominator)	31,750,547	31,487,011	31,677,012	31,469,401

Basic earnings per common share	$1.17	$0.95	$0.15	$1.40

Weighted-average number of common shares	31,750,547	31,487,011	31,677,012	31,469,401
Potential shares of common stock arising from stock options, and unvested restricted share units	377,551	333,285	270,334	333,967
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021 (1)	—	—	—	—
Total shares-diluted (denominator)	32,128,098	31,820,296	31,947,346	31,803,368

Diluted earnings per common share	$1.15	$0.94	$0.14	$1.39

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	367,191	276,284	371,068	296,230
0.75% convertible senior notes due 2021(1) (2)	1,586,404	5,005,734	2,873,465	5,005,734
Warrants(1) (2)	1,586,404	5,005,734	2,873,465	5,005,734
Total	3,539,999	10,287,752	6,117,998	10,307,698

(1) Under the treasury stock method, our 0.75% convertible senior notes (“Notes”) will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $96.89 per share conversion price. Our average stock price did not exceed the per share conversion price during the first and second quarters of fiscal 2021; therefore, there was no dilutive impact on earnings per common share for the three and six months ended July 25, 2020. The warrants associated with our Notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above.

(2) In connection with the purchase of $401.7 million of the convertible senior notes (“Notes”) during the six months ended July 25, 2020, and $25.0 million in fiscal 2020, we unwound convertible note hedge transactions and warrants proportionately to the number of Notes, resulting in a decrease in the number of excluded weighted shares.

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

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	July 25, 2020	January 25, 2020
Trade accounts receivable	$378,461	$355,805
Unbilled accounts receivable	508,123	453,353
Retainage	12,854	12,669
Total	899,438	821,827
Less: allowance for doubtful accounts	(1,605)	(4,582)
Accounts receivable, net	$897,833	$817,245

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. Approximately $16.8 million of the allowance for doubtful accounts as of January 26, 2019 was classified as non-current. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Allowance for doubtful accounts at beginning of period	$5,166	$1,372	$4,582	$17,702
Cumulative effect from implementation of ASU 2016-13	—	—	471	—
Provision for bad debt (recovery)	119	(202)	236	(10,514)
Amounts recovered (charged) against the allowance	(3,680)	(246)	(3,684)	(6,264)
Allowance for doubtful accounts at end of period	$1,605	$924	$1,605	$924

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	July 25, 2020	January 25, 2020
Contract assets	$257,893	$253,005
Contract liabilities	18,829	16,332
Contract assets, net	$239,064	$236,673

Net contract assets were $239.1 million and $236.7 million as of July 25, 2020 and January 25, 2020, respectively. The increase primarily resulted from services performed under contracts consisting of multiple tasks which will be billed as the tasks are completed. During the three and six months ended July 25, 2020, we performed services and recognized $3.3 million and $11.8 million, respectively, of contract revenues related to its contract liabilities that existed at January 25, 2020. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of July 25, 2020 or January 25, 2020 were as follows (dollars in millions):

	July 25, 2020		January 25, 2020
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$462.3	40.7%	$440.2	41.8%
CenturyLink, Inc.	$204.1	18.0%	$175.8	16.7%
Comcast Corporation	$142.7	12.6%	$114.0	10.8%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of July 25, 2020 or January 25, 2020. On April 14, 2020, Frontier Communications filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York, to implement a prearranged debt restructuring plan. As of July 25, 2020, the Company had outstanding receivables and contract assets in aggregate of approximately $23.1 million with Frontier Communications. The Company has been identified as a critical vendor and expects to continue to provide service to Frontier Communications pursuant to existing contractual obligations and be paid in full for pre-petition and post-petition receivables and contract assets.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	July 25, 2020	January 25, 2020
Prepaid expenses	$25,235	$12,769
Deposits and other current assets	23,092	17,447
Restricted cash	1,372	1,556
Receivables on equipment sales	141	219
Other current assets	$49,840	$31,991

Other assets consisted of the following (dollars in thousands):

	July 25, 2020	January 25, 2020
Long-term contract assets	$19,910	$22,653
Deferred financing costs	6,153	7,133
Restricted cash	3,753	3,753
Insurance recoveries/receivables for accrued insurance claims	12,634	4,864
Other non-current deposits and assets	8,047	9,035
Other assets	$50,497	$47,438

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	July 25, 2020	January 25, 2020
Cash and cash equivalents	$22,535	$54,560
Restricted cash included in:
Other current assets	1,372	1,556
Other assets	3,753	3,753
Cash, cash equivalents and restricted cash	$27,660	$59,869

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	July 25, 2020	January 25, 2020
Land	—	$4,024	$4,024
Buildings	10-35	12,988	12,934
Leasehold improvements	1-10	16,886	17,151
Vehicles	1-5	618,574	626,307
Computer hardware and software	1-7	154,269	149,600
Office furniture and equipment	1-10	13,534	13,557
Equipment and machinery	1-10	311,734	312,244
Total		1,132,009	1,135,817
Less: accumulated depreciation		(816,405)	(759,207)
Property and equipment, net		$315,604	$376,610

Depreciation expense was $39.0 million and $41.9 million for the three months ended July 25, 2020 and July 27, 2019, respectively, and $79.6 million and $82.9 million for the six months ended July 25, 2020 and July 27, 2019, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following balances as of July 25, 2020 and January 25, 2020. There was no change in the carrying amount of goodwill during the three months ended July 25, 2020, during the six months ended July 25, 2020 there was a change of $53.3 million, as the result of a goodwill impairment charge (dollars in thousands):

	July 25, 2020	January 25, 2020
Goodwill, gross	$521,516	$521,516
Accumulated impairment losses	(249,031)	(195,767)
Total	$272,485	$325,749

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

During the six months ended July 25, 2020, the economy of the United States was severely impacted by the nation’s response to a pandemic caused by a novel strain of coronavirus (“COVID-19”). Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) have decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

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

The combination of lower expected operating results and cash flows from the reduction in revenue, as well as changes in valuation assumptions in the fiscal 2021 interim analysis resulted in a substantial decline in the fair value of the Broadband reporting unit. In accordance with ASU 2017-04, the Company compared the estimated fair value of Broadband to its carrying amount. As a result, the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value. After the impairment charge, Broadband had $10.1 million of remaining goodwill as of July 25, 2020. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible asset during the six months ended July 25, 2020 that would indicate a potential reduction in their fair value below their carrying amounts. As of July 25, 2020, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	July 25, 2020				January 25, 2020
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	9.8	$312,017	$188,601	$123,416	$312,017	$178,411	$133,606
Trade names, finite	7.9	10,350	8,941	1,409	10,350	8,732	1,618
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	0.1	200	199	1	200	179	21
		$327,267	$197,741	$129,526	$327,267	$187,322	$139,945

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.2 million and $5.3 million for the three months ended July 25, 2020 and July 27, 2019, respectively, and $10.4 million and $10.7 million for the six months ended July 25, 2020 and July 27, 2019, respectively.

As of July 25, 2020, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

	July 25, 2020	January 25, 2020
Accrued insurance claims - current	$43,702	$38,881
Accrued insurance claims - non-current	67,303	56,026
Accrued insurance claims	$111,005	$94,907

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$—
Non-current (included in Other assets)	12,634	4,864
Insurance recoveries/receivables	$12,634	$4,864

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the six months ended July 25, 2020, total insurance recoveries/receivables increased approximately $7.8 million primarily due to additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 10 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and six months ended July 25, 2020 and July 27, 2019 (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Lease cost under long-term operating leases	$8,763	$8,292	$17,615	$16,712
Lease cost under short-term operating leases	7,153	8,608	15,984	16,994
Variable lease cost under short-term and long-term operating leases(1)	1,066	1,131	2,160	2,272
Total lease cost	$16,982	$18,031	$35,759	$35,978

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $70.6 million as of July 25, 2020 and $70.2 million as of January 25, 2020. Supplemental balance sheet information related to these liabilities is as follows:

	July 25, 2020	January 25, 2020
Weighted average remaining lease term	3.4 years	3.3 years
Weighted average discount rate	5.0%	5.2%

Supplemental cash flow information related to our long-term operating lease liabilities as of July 25, 2020 and July 27, 2019 is as follows (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,508	$8,022	$16,472	$15,473
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,516	$7,777	$17,756	$13,291

As of July 25, 2020, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2021	$15,947
2022	26,485
2023	16,724
2024	9,735
2025	6,111
Thereafter	4,032
Total lease payments	79,034
Less: imputed interest	(8,445)
Total	$70,589

As of July 25, 2020, the Company had additional operating leases that have not yet commenced of $0.1 million. These leases will commence during the third quarter of fiscal 2021.

As of January 25, 2020, the future minimum obligation by fiscal year for our operating leases with original noncancelable terms in excess of one year was as follows (dollars in thousands):

Fiscal Year	Amount
2021	$30,138
2022	22,274
2023	13,236
2024	7,916
2025	4,607
Thereafter	1,495
Total lease payments	79,666
Less: imputed interest	(9,479)
Total	$70,187

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 25, 2020	January 25, 2020
Accrued payroll and related taxes	$30,661	$27,959
Accrued employee benefit and incentive plan costs	22,974	23,340
Accrued construction costs	25,282	27,690
Other current liabilities	29,910	19,786
Other accrued liabilities	$108,827	$98,775

13. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	July 25, 2020	January 25, 2020
Credit Agreement - Revolving facility (matures October 2023)	$200,000	$—
Credit Agreement - Term loan facility (matures October 2023)	433,125	444,375
0.75% convertible senior notes, net (mature September 2021)	54,908	422,526
	688,033	866,901
Less: current portion	(22,500)	(22,500)
Long-term debt	$665,533	$844,401

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

Standby letters of credit of approximately $52.2 million and 52.3 million, issued as part of our insurance program, were outstanding under the credit agreement as of July 25, 2020 and January 25, 2020, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of July 25, 2020 and January 25, 2020 were as follows:

	Weighted Average Rate End of Period
	July 25, 2020	January 25, 2020
Borrowings - Term loan facilities	1.92%	3.67%
Borrowings - Revolving facility(1)	1.93%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver Commitment	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 25, 2020.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contained a minimum liquidity covenant that would have become effective beginning 91 days before the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes was greater than $250.0 million. This covenant terminated on June 5, 2020 when the outstanding principal amount of the Notes was reduced to $58.3 million. At July 25, 2020 and January 25, 2020, we were in compliance with the financial covenants of our credit agreement and had borrowing availability under the revolving facility of $451.5 million and $287.0 million, respectively, as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, we issued 0.75% convertible senior notes due September 2021 in a private placement in the principal amount of $485.0 million. The Notes, governed by the terms of an indenture between the Company and a bank trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event we fail to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. During the six months ended July 25, 2020, we purchased, $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These notes were purchased through privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.5 million for the three months ended July 25, 2020, and a net gain on extinguishment of $12.0 million for the six months ended July 25, 2020.

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

During the three months ended July 25, 2020, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of July 25, 2020. As a result, the Notes were not convertible during the three months ended July 25, 2020 and are classified as long-term debt.

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. During the three months ended July 25, 2020 and July 27, 2019, we incurred $1.7 million and $5.0 million, respectively, of interest expense for the non-cash amortization of the debt discount. During the six months ended July 25, 2020 and July 27, 2019 we incurred $6.1 million and $9.9 million, respectively, of interest expense for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	July 25, 2020	January 25, 2020
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$58,264	$460,000
Less: Debt discount	(3,018)	(33,744)
Less: Debt issuance costs	(338)	(3,730)
Net carrying amount of Notes	$54,908	$422,526

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $97.25 and $97.25 as of July 25, 2020 and January 25, 2020, respectively (dollars in thousands):

	July 25, 2020	January 25, 2020
Fair value of principal amount of Notes	$56,662	$447,350
Less: Debt discount and debt issuance costs	(3,356)	(37,474)
Fair value of Notes	$53,306	$409,876

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 0.601 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and the six months ended July 25, 2020 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss (“NOL”) carryback provisions. During the six months ended July 25, 2020, we recognized an income tax benefit of $2.6 million from a tax loss carryback under the CARES Act. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
Our effective income tax rate was 24.9% and 29.8% for the three months ended July 25, 2020 and July 27, 2019, respectively, and 76.4% and 30.0% for the six months ended July 25, 2020 and July 27, 2019, respectively. The effective tax rate differs from the statutory rate each period primarily due to the difference in income tax rates from state to state where work was performed, changes in unrecognized tax benefits, variances in non-deductible and non-taxable items, tax credits recognized, and the impact of the vesting and exercise of share-based awards during the periods. Additionally, during the six months ended July 25, 2020, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback under the CARES Act.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Gain on sale of fixed assets	$3,418	$4,806	$5,206	$11,544
Discount fee expense	(483)	(1,262)	(1,274)	(2,561)
Miscellaneous income, net	162	462	282	722
Other income, net	$3,097	$4,006	$4,214	$9,705

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

16. Capital Stock

Repurchases of Common Stock. On August 24, 2020 the Company announced that its Board of Directors had authorized a new $100 million program to repurchase shares of the Company’s outstanding common stock. See Note 20, Subsequent Events, for information regarding a new authorization by the Company’s Board of Directors in August 2020.

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

Stock-based compensation expense and the related tax benefit recognized during the three and six months ended July 25, 2020 and July 27, 2019 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Stock-based compensation	$4,373	$2,277	$6,694	$5,756
Income tax effect of stock-based compensation	$1,089	$561	$1,663	$1,429
In addition, during the three months ended July 25, 2020 and July 27, 2019, the Company realized net excess tax benefits of approximately $0.7 million and a nominal amount, respectively, related to the vesting and exercise of share-based awards. During the six months ended July 25, 2020 and July 27, 2019, the Company realized approximately $0.2 million of net excess tax benefits and $0.6 million of net tax deficiencies, respectively.

As of July 25, 2020, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.2 million, $18.5 million, and $5.8 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.9, and 1.2, respectively, based on the average remaining service periods for the awards. As of July 25, 2020, we may recognize an additional $14.1 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the six months ended July 25, 2020:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 25, 2020	577,309	$36.85
Granted	63,304	$25.15
Options exercised	(212,527)	$16.98
Canceled	—	$—
Outstanding as of July 25, 2020	428,086	$44.99

Exercisable options as of July 25, 2020	302,230	$43.85

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended July 25, 2020:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 25, 2020	174,917	$65.05	639,738	$62.60
Granted	536,653	$25.71	65,538	$25.15
Share units vested	(45,193)	$63.49	(12,315)	$64.27
Forfeited or canceled	(12,646)	$48.19	(222,946)	$64.15
Outstanding as of July 25, 2020	653,731	$33.19	470,015	$56.59

The total number of granted Performance RSUs presented above consists of 32,769 target shares and 32,769 supplemental shares. The total number of Performance RSUs outstanding as of July 25, 2020 consists of 315,212 target shares and 154,803 supplemental shares. With respect to the Company’s Performance Year ended January 25, 2020, the Company canceled 143,954 target shares and 65,354 supplemental shares during the six months ended July 25, 2020. With respect to the Company’s Performance Year ended July 25, 2020, approximately 23,141 target shares and 11,336 supplemental shares will be canceled during the three months ending October 24, 2020 as a result of the performance period criteria being partially met.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 77.5% and 79.4% of total contract revenues during the six months ended July 25, 2020 and July 27, 2019, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three and six months ended July 25, 2020 or July 27, 2019, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 25, 2020		July 27, 2019		July 25, 2020		July 27, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$163.0	19.8%	$205.0	23.2%	$339.1	20.7%	$384.8	22.4%
CenturyLink, Inc.	158.4	19.2	138.7	15.7	307.1	18.7	248.5	14.5
AT&T Inc.	134.6	16.3	183.3	20.7	288.6	17.6	392.5	22.8
Comcast Corporation	131.4	15.9	133.2	15.1	249.3	15.2	270.3	15.7
Total other customers combined	236.5	28.7	224.0	25.3	454.1	27.7	421.9	24.6
Total contract revenues	$823.9	100.0%	$884.2	100.0%	$1,638.2	100.0%	$1,718.0	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and six months ended July 25, 2020 and July 27, 2019 were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 25, 2020		July 27, 2019		July 25, 2020		July 27, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$746.7	90.6%	$804.4	91.0%	$1,472.7	89.9%	$1,565.8	91.1%
Underground facility locating	58.9	7.2	53.8	6.1	112.3	6.9	102	5.9
Electrical and gas utilities and other	18.3	2.2	26.0	2.9	53.2	3.2	50.2	3.0
Total contract revenues	$823.9	100.0%	$884.2	100.0%	$1,638.2	100.0%	$1,718.0	100.0%

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

19. Commitments and Contingencies

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida (the “Court”). The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The Parties have entered into an agreement to settle the consolidated lawsuit, subject to Court approval of the settlement. The settlement does not include any admission by the Company or any of its officers of the allegations made in the lawsuit. The full settlement amount has been funded by the Company’s insurance carriers and is expected to be distributed following final approval by the Court.

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. The Company believes the allegations in the lawsuits are without merit and expects them to be vigorously defended. On February 28, 2019, the Court stayed the first lawsuit pending a further Order from the Court. On June 12, 2020, the Court lifted the stay and consolidated the two lawsuits. The plaintiffs have not yet filed a consolidated complaint. Based on the early stage of these matters, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We dispute the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes there is a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) that applies to its activities. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected early calendar year 2021. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If we prevail in disputing the withdrawal liability, all such payments are expected to be refunded.

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

The economy of the United States has been severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. The full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will be determined by factors which are uncertain, unpredictable and outside of our control, including the duration of the pandemic, any worsening of the pandemic, the containment and mitigation actions taken by federal, state and local governments, and the resulting impact on the demand for our services from our customers.

The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 25, 2020 and January 25, 2020, we had $180.6 million and $156.1 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 25, 2020 and January 25, 2020, we had $23.4 million and $23.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As of July 25, 2020 and January 25, 2020, the Company had $52.2 million and $52.3 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

20. Subsequent Event

On August 24, 2020 the Company announced that its Board of Directors had authorized a new $100 million program to repurchase shares of the Company’s outstanding common stock through February 2022 in open market or private transactions. As of August 27, 2020, the full $100 million of the new repurchase authorization was available for repurchase.

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
You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include the global pandemic of COVID-19, caused by a novel strain of the coronavirus, and its impact and consequences, our ability to effectively execute our business and capital plans, business and economic conditions and trends in the telecommunications industry affecting our customers, customer capital budgets and spending priorities, the adequacy of our insurance and other reserves and allowances for doubtful accounts, whether the carrying value of our assets may be impaired, the future impact of any acquisitions or dispositions, adjustments and cancellations of our projects, the related impact to our backlog from project cancellations, weather conditions, the anticipated outcome of other contingent events, including litigation, liquidity and other financial needs, the availability of financing, our ability to generate sufficient cash to service our indebtedness, restrictions imposed by our credit agreement, and the other risks and uncertainties discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2020 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect new information or events or circumstances arising after such date.

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

Significant demand for broadband is driven by the everyday use of mobile data devices, as well as other applications that require high speed connections. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. The industry effort required to deploy high capacity fiber networks continues to meaningfully broaden our set of opportunities. Access to high-capacity telecommunications has become increasingly crucial to society in the time of the COVID-19 pandemic, especially in rural America where dramatically increased rural network investment will be required to support work from home, telemedicine, distance learning and other newly essential applications.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber-to-the-home to enable 1 gigabit high-speed connections. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Fiber-deep deployments to expand capacity as well as new build opportunities are underway. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Customers are consolidating supply chains, creating opportunities for market share growth, and increasing the long-term value of our maintenance and operations business.

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

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The economy of the United States has been severely impacted by the nation’s response to COVID-19. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified.

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the continuing impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the six months ended July 25, 2020 and July 27, 2019 accounting for approximately 77.5% and 79.4%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three and six months ended July 25, 2020 or July 27, 2019:

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Verizon Communications Inc.	19.8%	23.2%	20.7%	22.4%
CenturyLink, Inc.	19.2%	15.7%	18.7%	14.5%
AT&T Inc.	16.3%	20.7%	17.6%	22.8%
Comcast Corporation	15.9%	15.1%	15.2%	15.7%
Windstream Corporation	5.3%	3.9%	5.2%	4.0%
Charter Communications, Inc.	2.4%	2.6%	2.5%	2.6%

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Multi-year master service agreements	72.2%	63.0%	71.1%	62.5%
Other long-term contracts	18.6	25.5	19.5	26.5
Total long-term contracts	90.8%	88.5%	90.6%	89.0%
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2020.

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

During the six months ended July 25, 2020, the economy of the United States was severely impacted by the nation’s response to a pandemic caused by a novel strain of coronavirus (“COVID-19”). Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) have decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

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

The combination of lower expected operating results and cash flows from the reduction in revenue, as well as changes in valuation assumptions in the fiscal 2021 interim analysis resulted in a substantial decline in the fair value of the Broadband reporting unit. In accordance with ASU 2017-04, the Company compared the estimated fair value of Broadband to its carrying amount. As a result, the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value. After the impairment charge, Broadband had $10.1 million of remaining goodwill as of July 25, 2020. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement.

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

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible asset during the six months ended July 25, 2020 that would indicate a potential reduction in their fair value below their carrying amounts. As of July 25, 2020, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 15% and approximately 20% of contract revenues during the six months ended July 25, 2020 and July 27, 2019, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the six months ended July 25, 2020 and July 27, 2019, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 25, 2020		July 27, 2019		July 25, 2020		July 27, 2019
Contract revenues	$823.9	100.0%	$884.2	100.0%	$1,638.2	100.0%	$1,718.0	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	658.0	79.9	720.4	81.5	1,338.2	81.7	1,422.2	82.8
General and administrative	67.4	8.2	65.1	7.4	133.2	8.1	123.7	7.2
Depreciation and amortization	44.1	5.4	47.2	5.3	90.0	5.5	93.6	5.4
Goodwill impairment charge	—	—	—	—	53.3	3.3	—	—
Total	769.4	93.4	832.7	94.2	1,614.7	98.6	1,639.5	95.4
Interest expense, net	(7.9)	(1.0)	(12.9)	(1.5)	(20.3)	(1.2)	(25.1)	(1.5)
Gain (loss) on debt extinguishment	(0.5)	(0.1)	—	—	12.0	0.7	—	—
Other income, net	3.1	0.4	4.0	0.5	4.2	0.3	9.7	0.6
Income before income taxes	49.3	6.0	42.6	4.8	19.5	1.2	63.1	3.7
Provision for income taxes	12.2	1.5	12.7	1.4	14.9	0.9	18.9	1.1
Net Income	$37.0	4.5%	$29.9	3.4%	$4.6	0.3%	$44.2	2.6%

Contract Revenues. Contract revenues were $823.9 million during the three months ended July 25, 2020 compared to $884.2 million during the three months ended July 27, 2019. There were no acquired revenues or significant revenues from storm restoration services in the current or prior year quarter.

Contract revenues decreased by $60.3 million during the three months ended July 25, 2020 compared to the three months ended July 27, 2019. Contract revenues decreased by approximately $48.7 million for a large telecommunications customer improving its network and by approximately $41.9 million for a large telecommunications customer, primarily related to services for fiber deployments. In addition, contract revenues decreased by $1.9 million from a leading cable multiple system operator for construction and maintenance services. Contract revenues increased by approximately $19.6 million for a large telecommunications customer primarily for increases in services performed under existing contracts. Additionally, contract revenues increased by approximately $8.7 million for services performed for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $3.9 million on a combined basis during the three months ended July 25, 2020 compared to the three months ended July 27, 2019.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.6%, 7.2%, and 2.2%, respectively, for the three months ended July 25, 2020 compared to 91.0%, 6.1%, and 2.9%, respectively, for the three months ended July 27, 2019.

Contract revenues were $1.638 billion during the six months ended July 25, 2020 compared to $1.718 billion during the six months ended July 27, 2019. There were no significant contract revenues from storm restoration services during the six months ended July 25, 2020 and $4.7 million of contract revenues from storm restoration services during the six months ended July 27, 2019. There were no acquired revenues during either six month period.

Excluding amounts generated from storm restoration services, contract revenues decreased by $75.0 million during the six months ended July 25, 2020 compared to the six months ended July 27, 2019. Contract revenues decreased by approximately $103.9 million for a large telecommunications customer improving its network. In addition, contract revenues decreased by $45.7 million for a large telecommunications customer, primarily related to services for fiber deployments and by $20.9 million from a leading cable multiple system operator for construction and maintenance services. Partially offsetting these decreases, contract revenues increased by $62.8 million for a large telecommunications customer primarily for increases in services performed under existing contracts and by $17.5 million for services performed for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $15.2 million on a combined basis during the six months ended July 25, 2020 compared to the six months ended July 27, 2019.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.9%, 6.9%, and 3.2%, respectively, for the six months ended July 25, 2020 compared to 91.1%, 5.9%, and 3.0%, respectively, for the six months ended July 27, 2019.

Costs of Earned Revenues. Costs of earned revenues decreased to $658.0 million, or 79.9% of contract revenues, during the three months ended July 25, 2020 compared to $720.4 million, or 81.5% of contract revenues, during the three months ended July 27, 2019. The primary components of the decrease were a $45.4 million aggregate decrease in direct labor and subcontractor costs, a $9.1 million decrease in direct materials cost, and a $7.2 million decrease in equipment maintenance and fuel costs combined. Other direct costs also decreased $0.7 million.

Costs of earned revenues as a percentage of contract revenues decreased 1.6% during the three months ended July 25, 2020 compared to the three months ended July 27, 2019. As a percentage of contract revenues, labor and subcontracted labor costs decreased 1.0% primarily due to higher productivity and the mix of work performed. In addition, fuel costs and equipment maintenance combined decreased 0.6% as a percentage of contract revenues primarily resulting from a decline in fuel prices. Direct materials decreased 0.4%, primarily as a result of our mix of work in which we provide materials for our customers. Other direct costs increased 0.4% as a percentage of contract revenues mainly due to higher insurance cost during the three months ended July 25, 2020.

Costs of earned revenues decreased to $1.338 billion, or 81.7% of contract revenues, during the six months ended July 25, 2020 compared to $1.422 billion, or 82.8% of contract revenues, during the six months ended July 27, 2019. The primary components of the decrease were a $76.5 million aggregate decrease in direct labor and subcontractor costs, and a $9.3 million decrease in fuel costs and equipment maintenance combined. Partially offsetting these decreases, were increases in direct materials cost of $0.4 million and other direct costs of $1.4 million.

Costs of earned revenues as a percentage of contract revenues decreased 1.1% during the six months ended July 25, 2020 compared to the six months ended July 27, 2019. As a percentage of contract revenues, labor and subcontracted labor costs decreased 1.6% primarily due to higher productivity and the mix of work performed. In addition, fuel costs and equipment maintenance combined decreased 0.4% as a percentage of contract revenues primarily resulting from a decline in fuel prices. Partially offsetting these decreases, direct materials increased 0.4%, primarily as a result of our mix of work in which we provide materials for our customers. Other direct costs increased 0.4% as a percentage of contract revenues. We incurred higher insurance cost during the six months ended July 25, 2020.

General and Administrative Expenses. General and administrative expenses increased to $67.4 million, or 8.2% of contract revenues, during the three months ended July 25, 2020 compared to $65.1 million, or 7.4% of contract revenues, during the three months ended July 27, 2019. The increase in total general and administrative expenses during the three months ended
July 25, 2020 primarily resulted from increased performance based compensation costs. These increases were partially offset by lower payroll costs and benefits primarily from reduced headcount.

General and administrative expenses increased to $133.2 million, or 8.1% of contract revenues, during the six months ended July 25, 2020 compared to $123.7 million, or 7.2% of contract revenues, during the six months ended July 27, 2019.
The increase in total general and administrative expenses during the six months ended July 25, 2020 is mainly attributable to $10.5 million recovery of accounts receivable and contract assets recorded in the six months ended July 27, 2019. Other general and administrative expenses decreased $1.0 million during the six months ended July 25, 2020.

Depreciation and Amortization. Depreciation expense was $39.0 million, or 4.7% of contract revenues, during the three months ended July 25, 2020 compared to $41.9 million, or 4.7% of contract revenues, during the three months ended July 27, 2019. The decrease in depreciation expense during the three months ended July 25, 2020 is primarily due to certain assets becoming fully depreciated or sold during fiscal 2021 and reduced capital expenditures. Depreciation expense was $79.6 million, or 4.9% of contract revenues, during the six months ended July 25, 2020 compared to $82.9 million, or 4.8% of contract revenues, during the six months ended July 27, 2019. The decrease in depreciation expense during the six months ended July 25, 2020 is primarily as a result of reduced capital expenditures.

Amortization expense was $5.2 million and $5.3 million during the three months ended July 25, 2020 and July 27, 2019, respectively, and $10.4 million and $10.7 million during the six months ended July 25, 2020 and July 27, 2019.

Interest Expense, Net. Interest expense, net was $7.9 million and $12.9 million during the three months ended July 25, 2020 and July 27, 2019, respectively. Interest expense includes $1.7 million and $5.0 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “Notes”) during the three months ended July 25, 2020 and July 27, 2019, respectively. Excluding this amortization, interest expense, net decreased to $6.1 million during the three months ended July 25, 2020 from $7.9 million during the three months ended July 27, 2019 as a result of lower interest rates and lower outstanding balances.

Interest expense, net was $20.3 million and $25.1 million during the six months ended July 25, 2020 and July 27, 2019, respectively. Interest expense includes $6.1 million and $9.9 million for the non-cash amortization of the debt discount associated with the Notes during the six months ended July 25, 2020 and July 27, 2019, respectively. Excluding this amortization, interest expense, net decreased to $14.2 million during the six months ended July 25, 2020 from $15.2 million during the six months ended July 27, 2019 as a result of lower outstanding borrowings.

Gain (loss) on debt extinguishment. During the three months ended July 25, 2020 we purchased $234.7 million aggregate principal amount of Notes for $224.4 million, including interest and fees, resulting in a $0.5 million loss on debt extinguishment based on the net carrying amount of the Notes. During the six months ended July 25, 2020, we purchased $401.7 million aggregate principal amount of Notes for $371.4 million, including interest and fees, resulting in a $12.0 million gain on debt extinguishment based on the net carrying amount of the Notes.

Other Income, Net. Other income, net was $3.1 million and $4.0 million during the three months ended July 25, 2020 and July 27, 2019, respectively, and $4.2 million and $9.7 million during the six months ended July 25, 2020 and July 27, 2019, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $3.4 million and $4.8 million during the three months ended July 25, 2020 and July 27, 2019, respectively, and $5.2 million and $11.5 during the six months ended July 25, 2020 and July 27, 2019, respectively. Other income, net also reflects $0.5 million and $1.3 million of expense during the three months ended July 25, 2020 and July 27, 2019 and $1.3 million and $2.6 million during the six months ended July 25, 2020 and July 27, 2019 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended July 25, 2020 and July 27, 2019 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Income tax provision	$12.2	$12.7	$14.9	$18.9
Effective income tax rate	24.9%	29.8%	76.4%	30.0%

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss (“NOL”) carryback provisions. During the six months ended July 25, 2020, we recognized an income tax benefit of $2.6 million from a tax loss carryback under the CARES Act. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
Our effective income tax rate was 24.9% and 29.8% for the three months ended July 25, 2020 and July 27, 2019, respectively, and 76.4% and 30.0% for the six months ended July 25, 2020 and July 27, 2019, respectively. The effective tax rate differs from the statutory rate each period primarily due to the difference in income tax rates from state to state where work was performed, changes in unrecognized tax benefits, variances in non-deductible and non-taxable items, tax credits recognized, and the impact of the vesting and exercise of share-based awards during the periods. Additionally, during the six months ended July 25, 2020, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback under the CARES Act.

Net Income. Net income was $37.0 million for the three months ended July 25, 2020 compared to net income of $29.9 million for the three months ended July 27, 2019. Net income was $4.6 million for the six months ended July 25, 2020 compared to $44.2 million for the six months ended July 27, 2019.

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

	For the Three Months Ended		For the Six Months Ended
	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Net income	$37,024	$29,896	$4,606	$44,175
Interest expense, net	7,853	12,878	20,310	25,111
Provision for income taxes	12,244	12,710	14,921	18,909
Depreciation and amortization	44,129	47,244	90,001	93,586
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	101,250	102,728	129,838	181,781
Gain on sale of fixed assets	(3,418)	(4,806)	(5,206)	(11,544)
Stock-based compensation expense	4,373	2,277	6,694	5,756
Goodwill impairment charge	—	—	53,264	—
Loss (gain) on debt extinguishment	458	—	(12,046)	—
Charge for warranty costs	—	—	—	8,200
Recovery of previously reserved accounts receivable and contract assets	—	—	—	(10,345)
Non-GAAP Adjusted EBITDA	$102,663	$100,199	$172,544	$173,848
Non-GAAP Adjusted EBITDA % of contract revenues	12.5%	11.3%	10.5%	10.1%

During the quarter ended July 27, 2019, the Company entered into a contract modification that increased revenue produced by a large customer program. As a result, the Company recognized $11.8 million of contract revenues for services performed in prior periods, $0.8 million of related performance-based compensation expense, and $1.0 million of stock-based compensation.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $22.5 million as of July 25, 2020 compared to $54.6 million as of January 25, 2020. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $917.8 million as of July 25, 2020 compared to $957.8 million as of January 25, 2020.

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

Net Cash Flows. The following table presents our net cash flows for the six months ended July 25, 2020 and July 27, 2019 (dollars in millions):

	For the Six Months Ended
	July 25, 2020	July 27, 2019
Net cash flows:
Provided by (used in) operating activities	$167.5	$(109.7)
Used in investing activities	$(20.8)	$(70.9)
(Used in) provided by financing activities	$(178.9)	$64.3

Cash Provided by (Used in) Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, goodwill impairment charge and gain and loss on debt extinguishment were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the six months ended July 25, 2020, net cash generated from operating activities was $167.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $22.4 million of operating cash flow during the six months ended July 25, 2020. Working capital changes that provided operating cash flow during the six months ended July 25, 2020 included an aggregate increase in accounts payable and accrued liabilities of $84.9 million and a net decrease in income tax receivable of $15.1 million, other assets of $3.7 million, other current assets and inventories of $2.4 million, each primarily as a result of the timing of payments. Working capital that used operating cash flow during the six months ended July 25, 2020 included increases in accounts receivable of $81.3 million and contract assets, net of $2.4 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 126 days of July 25, 2020 compared to 117 as of July 27, 2019. The increase in our DSO was primarily a result of an increase in the amount of work performed under a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of July 25, 2020 and January 25, 2020 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of July 25, 2020 or January 25, 2020.

During the six months ended July 27, 2019, net cash used by operating activities was $109.7 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $269.5 million of operating cash flow during the six months ended July 27, 2019. Working capital changes that used operating cash flow during the six months ended July 27, 2019 included increases in accounts receivable and contract assets, net and other current assets and inventories of $171.5 million, $143.6 million, and $15.4 respectively. In addition, a net decrease in accrued liabilities used $1.7 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during April 2019 and payments made related to operating lease liabilities, partially offset by a $10.5 million charge for estimated warranty costs for work performed for a customer in prior periods. Changes that provided operating cash flow during the six months ended July 27, 2019 included a net decrease in other assets of $37.0 million primarily as a result of collections of long-term accounts receivable and a reduction of long-term contract assets. In addition, operating cash flow was provided by an increase in accounts payable of $21.6 million and a net decrease in income tax receivable of $3.9 million during the six months ended July 27, 2019, each primarily as a result of the timing of payments.

Cash Used in Investing Activities. Net cash used in investing activities was $20.8 million during the six months ended July 25, 2020 compared to $70.9 million during the six months ended July 27, 2019. During the six months ended July 25, 2020 and July 27, 2019, capital expenditures were $26.7 million and $83.9 million, respectively. Capital expenditures declined during the six months ended July 25, 2020, as we replaced fewer assets as a result of uncertainties associated with the COVID-19 pandemic. These expenditures were offset in part by proceeds from the sale of assets of $6.0 million and $12.8 million during the six months ended July 25, 2020 and July 27, 2019, respectively.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $178.9 million during the six months ended July 25, 2020. During the six months ended July 25, 2020, borrowings under our credit agreement, net of repayments, were $188.8 million. We also purchased $401.7 million of our convertible senior notes (“Notes”) for $371.4 million, including interest and fees, resulting in a $30.8 million redemption discount on convertible debt. In connection with the purchase, we unwound convertible note hedge transactions and warrants proportionally to the number of Notes. We received $7.2 million for the settlement of the convertible note hedges and paid $7.2 million for the warrants. The exercise of stock options provided $3.6 million during the six months ended July 25, 2020. Partially offsetting this, we paid $0.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 25, 2020.

Net cash provided by financing activities was $64.3 million during the six months ended July 27, 2019. During the six months ended July 27, 2019, borrowings under our Credit Agreement, net of repayments, were $65.0 million. Additionally, we received $0.2 million from the exercise of stock options during the six months ended July 27, 2019. Offsetting this, we withheld shares and paid $0.8 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested the six months ended July 27, 2019.

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

Standby letters of credit of approximately $52.2 million and 52.3 million, issued as part of our insurance program, were outstanding under the credit agreement as of July 25, 2020 and January 25, 2020, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of July 25, 2020 and January 25, 2020 were as follows:

	Weighted Average Rate End of Period
	July 25, 2020	January 25, 2020
Borrowings - Term loan facilities	1.92%	3.67%
Borrowings - Revolving facility(1)	1.93%	—%
Standby Letters of Credit	1.75%	2.00%
Unused Revolver Commitment	0.35%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 25, 2020.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contained a minimum liquidity covenant that would have become effective beginning 91 days before the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes was greater than $250.0 million. This covenant terminated on June 5, 2020 when the outstanding principal amount of the Notes was reduced to $58.3 million. At July 25, 2020 and January 25, 2020,we were in compliance with the financial covenants of our credit agreement and had borrowing availability under the revolving facility of $451.5 million and $287.0 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of July 25, 2020 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$—	$58,264	$—	$—	$58,264
Credit agreement – revolving facility	—	—	200,000	—	200,000
Credit agreement – term loan facilities	22,500	73,125	337,500	—	433,125
Fixed interest payments on long-term debt(1)	437	218	—	—	655
Obligations under long-term operating leases(2)	30,335	34,176	11,587	2,936	79,034
Obligations under short-term operating leases(3)	2,374	—	—	—	2,374
Employment agreements	13,856	7,752	1,383	—	22,991
Deferral of tax payments(4)	—	17,356	—	—	17,356
Purchase and other contractual obligations(5)	9,301	—	—	—	9,301
Total	$78,803	$190,891	$550,470	$2,936	$823,100

(1) Includes interest payments on our $58.3 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of July 25, 2020 consisted of $433.1 million outstanding under our term loan facilities and $200.0 million of revolver borrowings.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $0.1 million as of July 25, 2020.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of July 25, 2020.

(4) Amounts represent deferral of payroll tax payments, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022, as permitted by the CARES Act.

(5) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of July 25, 2020, purchase and other contractual obligations includes approximately $8.4 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 25, 2020.

Our condensed consolidated balance sheet as of July 25, 2020 includes a long-term liability of approximately $67.3 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $4.3 million and $4.7 million as of July 25, 2020 and January 25, 2020, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 25, 2020 and January 25, 2020 we had $180.6 million and $156.1 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $74.5 million as of July 25, 2020. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 25, 2020 and January 25, 2020, we had $23.4 million and $23.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $52.2 million and $52.3 million outstanding standby letters of credit issued under our credit agreement as of July 25, 2020 and January 25, 2020, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.441 billion and $7.314 billion at July 25, 2020 and January 25, 2020, respectively. We expect to complete 38.1% of the July 25, 2020 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed at the time the estimate of backlog is developed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, adverse weather, and the potential adverse effects of the COVID-19 pandemic. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. While we did not experience any material cancellations during the six months ended July 25, 2020 or July 27, 2019, many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Our credit agreement permits borrowings at a variable rate of interest. On July 25, 2020, we had variable rate debt outstanding under our credit agreement of $433.1 million under our term loan facilities and $200.0 million of revolver borrowings. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $3.2 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. During the six months ended July 25, 2020, we purchased, $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These notes were purchased through privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.5 million for the three months ended July 25, 2020, and a net gain on extinguishment of $12.0 million for the six months ended July 25, 2020.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $97.25 and $97.25 as of July 25, 2020 and January 25, 2020, respectively (dollars in thousands):

	July 25, 2020	January 25, 2020
Principal amount of Notes	$58,264	$460,000
Less: Debt discount and debt issuance costs	(3,356)	(37,474)
Net carrying amount of Notes	$54,908	$422,526

Fair value of principal amount of Notes	$56,662	$447,350
Less: Debt discount and debt issuance costs	(3,356)	(37,474)
Fair value of Notes	$53,306	$409,876

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $0.3 million, calculated on a discounted cash flow basis as of July 25, 2020.

In connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 0.601 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and the six months ended July 25, 2020 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities

Exchange Act of 1934 (the “Exchange Act”)) as of July 25, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
July 25, 2020, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida (the “Court”). The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The Parties have entered into an agreement to settle the consolidated lawsuit, subject to Court approval of the settlement. The settlement does not include any admission by the Company or any of its officers of the allegations made in the lawsuit. The full settlement amount has been funded by the Company’s insurance carriers and is expected to be distributed following final approval by the Court.

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. The Company believes the allegations in the lawsuits are without merit and expects them to be vigorously defended. On February 28, 2019, the Court stayed the first lawsuit pending a further Order from the Court. On June 12, 2020, the Court lifted the stay and consolidated the two lawsuits. The plaintiffs have not yet filed a consolidated complaint. Based on the early stage of these matters, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, we submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. We dispute the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes there is a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) that applies to its activities. The Plan has taken the position that the work at issue does not qualify for the statutory exemption. We have submitted this dispute to arbitration, as required by ERISA, with a hearing expected early calendar year 2021. There can be no assurance that we will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, the subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If we prevail in disputing the withdrawal liability, all such payments are expected to be refunded.

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

The economy of the United States has been severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted, but changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate could impact our ability to operate in the future.

We believe the impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is uncertain, unpredictable and may be outside of our control. The COVID-19 pandemic is likely to heighten and exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K. In addition to those risks and others that cannot yet be identified, we may experience impacts to our business resulting from any the following:

•The classification of our services as being essential in nature could change at any time in any or all of the state, county or municipal jurisdictions where we provide our services, and any change could materially impact our operations.
•In response to the impact of the COVID-19 pandemic, certain of our customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers. These modifications and any additional modifications to protocols are expected to result in a downturn in customer demand for our in-home installation services for the duration of the COVID-19 pandemic, and possibly longer.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended July 25, 2020, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
July 25, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 26, 2020 - May 23, 2020	—	$—	—	(1)
May 24, 2020 - June 20, 2020	—	$—	—	(1)
June 21, 2020 - July 25, 2020	—	$—	—	(1)

(1) On August 29, 2018, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. No repurchases were made under this authorization, and, as of February 2020, the authorization expired.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1+	Employment Agreement by and between Dycom Industries, Inc. and Steven E. Nielsen, dated as of May 21, 2020.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.
104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2020, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	August 27, 2020	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	August 27, 2020	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer