Form 10-Q
period 2020-10-24
DYCOM INDUSTRIES INC
filed 2020-11-24
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2020

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

There were 31,913,183 shares of common stock with a par value of $0.33 1/3 outstanding at November 23, 2020.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	October 24, 2020	January 25, 2020
ASSETS
Current assets:
Cash and equivalents	$12,036	$54,560
Accounts receivable, net (Note 5)	938,941	817,245
Contract assets	204,516	253,005
Inventories	70,827	98,324
Income tax receivable	724	3,168
Other current assets	38,462	31,991
Total current assets	1,265,506	1,258,293

Property and equipment, net	288,292	376,610
Operating lease right-of-use assets	65,912	69,596
Goodwill	272,485	325,749
Intangible assets, net	124,491	139,945
Other assets	48,378	47,438
Total non-current assets	799,558	959,338
Total assets	$2,065,064	$2,217,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$183,679	$119,612
Current portion of debt	78,121	22,500
Contract liabilities	16,412	16,332
Accrued insurance claims	43,623	38,881
Operating lease liabilities	26,075	26,581
Income taxes payable	8,413	344
Other accrued liabilities	107,392	98,775
Total current liabilities	463,715	323,025

Long-term debt	490,000	844,401
Accrued insurance claims - non-current	67,195	56,026
Operating lease liabilities - non-current	40,327	43,606
Deferred tax liabilities, net - non-current	55,360	75,527
Other liabilities	35,343	6,442
Total liabilities	1,151,940	1,349,027

COMMITMENTS AND CONTINGENCIES (Note 19)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 31,909,166 and 31,583,938 issued and outstanding, respectively	10,636	10,528
Additional paid-in capital	36,510	30,158
Accumulated other comprehensive loss	(1,782)	(1,781)
Retained earnings	867,760	829,699
Total stockholders’ equity	913,124	868,604
Total liabilities and stockholders’ equity	$2,065,064	$2,217,631

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 24, 2020	October 26, 2019

Contract revenues	$810,256	$884,115

Costs of earned revenues, excluding depreciation and amortization	658,355	724,378
General and administrative	62,628	69,875
Depreciation and amortization	42,313	47,356
Total	763,296	841,609

Interest expense, net	(4,710)	(13,128)
Other income, net	3,708	1,407
Income before income taxes	45,958	30,785

Provision for income taxes	12,032	6,556

Net income	$33,926	$24,229

Earnings per common share:
Basic earnings per common share	$1.06	$0.77

Diluted earnings per common share	$1.05	$0.76

Shares used in computing earnings per common share:
Basic	31,878,583	31,502,543

Diluted	32,425,300	31,826,845

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	October 24, 2020	October 26, 2019

Contract revenues	$2,448,500	$2,602,079

Costs of earned revenues, excluding depreciation and amortization	1,996,514	2,146,527
General and administrative	195,871	193,613
Depreciation and amortization	132,313	140,941
Goodwill impairment charge	53,264	—
Total	2,377,962	2,481,081

Interest expense, net	(25,020)	(38,239)
Gain on debt extinguishment	12,046	—
Other income, net	7,921	11,111
Income before income taxes	65,485	93,870

Provision for income taxes	26,953	25,466

Net income	$38,532	$68,404

Earnings per common share:
Basic earnings per common share	$1.21	$2.17

Diluted earnings per common share	$1.20	$2.15

Shares used in computing earnings per common share:
Basic	31,744,199	31,480,759

Diluted	32,106,661	31,811,505

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Net Income	$33,926	$24,229	$38,532	$68,404
Foreign currency translation gains (losses), net of tax	9	—	(1)	(3)
Comprehensive income	$33,935	$24,229	$38,531	$68,401

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 25, 2020	31,836,930	$10,612	$31,093	$(1,791)	$833,834	$873,748
Stock options exercised	62,748	21	1,795	—	—	1,816
Stock-based compensation	965	—	3,796	—	—	3,796
Issuance of restricted stock, net of tax withholdings	8,523	3	(174)	—	—	(171)
Other comprehensive income	—	—	—	9	—	9
Net income	—	—	—	—	33,926	33,926
Balances as of October 24, 2020	31,909,166	$10,636	$36,510	$(1,782)	$867,760	$913,124

	For the Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 27, 2019	31,489,923	$10,496	$27,563	$(1,285)	$816,659	$853,433
Stock options exercised	9,609	3	127	—	—	130
Stock-based compensation	1,301	—	2,694	—	—	2,694
Issuance of restricted stock, net of tax withholdings	19,652	8	(344)	—	—	(336)
Net income	—	—	—	—	24,229	24,229
Balances as of October 26, 2019	31,520,485	$10,507	$30,040	$(1,285)	$840,888	$880,150

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2020	31,583,938	$10,528	$30,158	$(1,781)	$829,699	$868,604
Cumulative effect from implementation of ASU 2016-13	—	—	—	—	(471)	(471)
Stock options exercised	275,275	92	5,333	—	—	5,425
Stock-based compensation	4,313	1	10,489	—	—	10,490
Issuance of restricted stock, net of tax withholdings	45,640	15	(515)	—	—	(500)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(8,976)	—	—	(8,976)
Purchase of warrants	—	—	(7,176)	—	—	(7,176)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	7,197	—	—	7,197
Other comprehensive loss	—	—	—	(1)	—	(1)
Net income	—	—	—	—	38,532	38,532
Balances as of October 24, 2020	31,909,166	$10,636	$36,510	$(1,782)	$867,760	$913,124

	For the Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 26, 2019	31,430,031	$10,477	$22,489	$(1,282)	$772,484	$804,168
Stock options exercised	26,479	9	304	—	—	313
Stock-based compensation	4,538	—	8,450	—	—	8,450
Issuance of restricted stock, net of tax withholdings	59,437	21	(1,203)	—	—	(1,182)
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income	—	—	—	—	68,404	68,404
Balances as of October 26, 2019	31,520,485	$10,507	$30,040	$(1,285)	$840,888	$880,150

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	October 24, 2020	October 26, 2019
Cash flows from operating activities:
Net income	$38,532	$68,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	132,313	140,941
Non-cash lease expense	23,480	22,263
Deferred income tax (benefit) provision	(20,478)	7,189
Stock-based compensation	10,490	8,450
Amortization of debt discount	6,732	15,016
Provision for bad debt (recovery), net	353	(7,015)
Gain on sale of fixed assets	(9,207)	(13,785)
Gain on debt extinguishment	(12,046)	—
Amortization of debt issuance costs and other	2,189	2,997
Goodwill impairment charge	53,264	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(122,520)	(297,573)
Contract assets, net	48,568	(122,514)
Other current assets and inventories	20,670	(13,795)
Other assets	5,212	39,219
Income taxes receivable/payable	10,513	12,256
Accounts payable	68,731	13,810
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	22,629	(9,616)
Net cash provided by (used in) operating activities	279,425	(133,753)
Cash flows from investing activities:
Capital expenditures	(36,110)	(101,858)
Proceeds from sale of assets	11,859	16,169
Other investing activities	—	306
Net cash used in investing activities	(24,251)	(85,383)
Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	773,000	345,000
Principal payments on senior credit agreement, including term loans	(704,875)	(242,000)
Extinguishment of 0.75% senior notes	(401,736)	—
Redemption discount on convertible debt, net of costs	30,761	—
Settlement of convertible note hedges related to extinguished convertible debt	7,197	—
Purchase of warrants	(7,176)	—
Exercise of stock options	5,425	313
Restricted stock tax withholdings	(500)	(1,182)
Net cash (used in) provided by financing activities	(297,904)	102,131
Net decrease in cash and equivalents and restricted cash	(42,730)	(117,005)
Cash, cash equivalents and restricted cash at beginning of period	59,869	134,151

Cash, cash equivalents and restricted cash at end of period	$17,139	$17,146

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$17,652	$19,966
Cash paid for taxes, net	$38,309	$6,588
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$3,726	$2,247

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2020. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2020. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the consolidated financial statements of the Company. Accounting standards adopted during the nine months ended October 24, 2020 are disclosed in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Standards

Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) as modified by subsequently issued ASUs 2018-19, 2019-04, 2019-05, 2019-11, and 2020-02. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The financial instruments include accounts receivable and contract assets. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables. On January 26, 2020, the first day of fiscal 2021, we adopted ASU 2016-13. The standard was adopted utilizing a modified retrospective approach and the adoption did not have a material impact on our condensed consolidated financial statements as credit losses are not expected to be significant based on historical trends and the financial condition of our customers.

Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On January 26, 2020, the first day of fiscal 2021, we adopted ASU 2017-04 and there was no effect on the Company’s condensed consolidated financial statements as a result of adoption. See Note 9, Goodwill and Intangible Assets, for disclosure of events during the nine months ended October 24, 2020.

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

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40). The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing major separation models required under current U.S. GAAP. The amendments also improve the consistency of diluted earnings per share calculations. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in this ASU represent changes to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. We will adopt the provisions of this ASU in the first quarter of fiscal 2022 and do not expect the adoption to have a material effect on our consolidated financial statements.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Net income available to common stockholders (numerator)	$33,926	$24,229	$38,532	$68,404

Weighted-average number of common shares (denominator)	31,878,583	31,502,543	31,744,199	31,480,759

Basic earnings per common share	$1.06	$0.77	$1.21	$2.17

Weighted-average number of common shares	31,878,583	31,502,543	31,744,199	31,480,759
Potential shares of common stock arising from stock options, and unvested restricted share units	546,717	324,302	362,462	330,746
Total shares-diluted (denominator)	32,425,300	31,826,845	32,106,661	31,811,505

Diluted earnings per common share	$1.05	$0.76	$1.20	$2.15

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	238,226	239,540	245,633	256,269
0.75% convertible senior notes due 2021(1) (2)	601,349	5,005,734	2,116,093	5,005,734
Warrants(1) (2)	601,349	5,005,734	2,116,093	5,005,734
Total	1,440,924	10,251,008	4,477,819	10,267,737

(1) Under the treasury stock method, our 0.75% convertible senior notes (“Notes”) will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $96.89 per share conversion price. Our average stock price did not exceed the per share conversion price during the three or nine months ended October 24, 2020; therefore, there was no dilutive impact on earnings per common share for these periods. The warrants associated with our Notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above.

(2) In connection with the purchase of $401.7 million of the Notes in fiscal 2021 and $25.0 million in fiscal 2020, we unwound convertible note hedge transactions and warrants proportionately to the number of Notes, resulting in a decrease in the number of excluded weighted shares.

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

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	October 24, 2020	January 25, 2020
Trade accounts receivable	$367,980	$355,805
Unbilled accounts receivable	559,067	453,353
Retainage	13,645	12,669
Total	940,692	821,827
Less: allowance for doubtful accounts	(1,751)	(4,582)
Accounts receivable, net	$938,941	$817,245

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. Approximately $16.8 million of the allowance for doubtful accounts as of January 26, 2019 was classified as non-current. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Allowance for doubtful accounts at beginning of period	$1,605	$924	$4,582	$17,702
Cumulative effect from implementation of ASU 2016-13	—	—	471	—
Provision for bad debt (recovery)	117	3,498	353	(7,015)
Amounts recovered (charged) against the allowance	29	135	(3,655)	(6,130)
Allowance for doubtful accounts at end of period	$1,751	$4,557	$1,751	$4,557

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	October 24, 2020	January 25, 2020
Contract assets	$204,516	$253,005
Contract liabilities	16,412	16,332
Contract assets, net	$188,104	$236,673

Net contract assets were $188.1 million and $236.7 million as of October 24, 2020 and January 25, 2020, respectively. The decrease primarily resulted from reduced services performed and increased billings under contracts consisting of multiple tasks. During the three and nine months ended October 24, 2020, we performed services and recognized $1.4 million and $13.1 million, respectively, of contract revenues related to its contract liabilities that existed at January 25, 2020. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of October 24, 2020 or January 25, 2020 were as follows (dollars in millions):

	October 24, 2020		January 25, 2020
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$415.6	36.9%	$440.2	41.8%
Lumen Technologies(1)	$198.9	17.6%	$175.8	16.7%
Comcast Corporation	$156.2	13.9%	$114.0	10.8%
(1) Formerly known as CenturyLink, Inc.

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of October 24, 2020 or January 25, 2020. On April 14, 2020, Frontier Communications filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York, to implement a prearranged debt restructuring plan. As of October 24, 2020, the Company had outstanding receivables and contract assets in aggregate of approximately $22.9 million with Frontier Communications. The Company has been identified as a critical vendor and expects to continue to provide service to Frontier Communications pursuant to existing contractual obligations and be paid in full for pre-petition and post-petition receivables and contract assets.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	October 24, 2020	January 25, 2020
Prepaid expenses	$22,745	$12,769
Deposits and other current assets	14,255	17,447
Restricted cash	1,372	1,556
Receivables on equipment sales	90	219
Other current assets	$38,462	$31,991

Other assets consisted of the following (dollars in thousands):

	October 24, 2020	January 25, 2020
Long-term contract assets	$18,640	$22,653
Deferred financing costs	5,734	7,133
Restricted cash	3,731	3,753
Insurance recoveries/receivables for accrued insurance claims	12,506	4,864
Other non-current deposits and assets	7,767	9,035
Other assets	$48,378	$47,438

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	October 24, 2020	January 25, 2020
Cash and cash equivalents	$12,036	$54,560
Restricted cash included in:
Other current assets	1,372	1,556
Other assets	3,731	3,753
Cash, cash equivalents and restricted cash	$17,139	$59,869

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	October 24, 2020	January 25, 2020
Land	—	$3,796	$4,024
Buildings	10-35	11,174	12,934
Leasehold improvements	1-10	16,945	17,151
Vehicles	1-5	616,397	626,307
Computer hardware and software	1-7	156,439	149,600
Office furniture and equipment	1-10	13,414	13,557
Equipment and machinery	1-10	309,345	312,244
Total		1,127,510	1,135,817
Less: accumulated depreciation		(839,218)	(759,207)
Property and equipment, net		$288,292	$376,610

Depreciation expense was $37.3 million and $42.1 million for the three months ended October 24, 2020 and October 26, 2019, respectively, and $116.9 million and $125.0 million for the nine months ended October 24, 2020 and October 26, 2019, respectively.

9. Goodwill and Intangible Assets

Goodwill

Goodwill consisted of the following balances as of October 24, 2020 and January 25, 2020. There was no change in the carrying amount of goodwill during the three months ended October 24, 2020, during the nine months ended October 24, 2020 there was a change of $53.3 million, as the result of a goodwill impairment charge (dollars in thousands):

	October 24, 2020	January 25, 2020
Goodwill, gross	$521,516	$521,516
Accumulated impairment losses	(249,031)	(195,767)
Total	$272,485	$325,749

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

During the nine months ended October 24, 2020, the economy of the United States was severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) have decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

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

The combination of lower expected operating results and cash flows from the reduction in revenue, as well as changes in valuation assumptions in the fiscal 2021 interim analysis resulted in a substantial decline in the fair value of the Broadband reporting unit. In accordance with ASU 2017-04, the Company compared the estimated fair value of Broadband to its carrying amount. As a result, the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value. After the impairment charge, Broadband had $10.1 million of remaining goodwill as of October 24, 2020. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible asset during the nine months ended October 24, 2020 that would indicate a potential reduction in their fair value below their carrying amounts. As of October 24, 2020, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	October 24, 2020				January 25, 2020
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	9.6	$312,017	$193,530	$118,487	$312,017	$178,411	$133,606
Trade names, finite	8.1	10,350	9,046	1,304	10,350	8,732	1,618
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	—	200	200	—	200	179	21
		$327,267	$202,776	$124,491	$327,267	$187,322	$139,945

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.0 million and $5.3 million for the three months ended October 24, 2020 and October 26, 2019, respectively, and $15.5 million and $15.9 million for the nine months ended October 24, 2020 and October 26, 2019, respectively.

As of October 24, 2020, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

	October 24, 2020	January 25, 2020
Accrued insurance claims - current	$43,623	$38,881
Accrued insurance claims - non-current	67,195	56,026
Accrued insurance claims	$110,818	$94,907

Insurance recoveries/receivables:
Non-current (included in Other assets)	12,506	4,864
Insurance recoveries/receivables	$12,506	$4,864

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the nine months ended October 24, 2020, total insurance recoveries/receivables increased approximately $7.6 million primarily due to additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 9 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and nine months ended October 24, 2020 and October 26, 2019 (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Lease cost under long-term operating leases	$8,804	$8,388	$17,691	$25,095
Lease cost under short-term operating leases	6,624	8,641	21,740	25,662
Variable lease cost under short-term and long-term operating leases(1)	743	933	12,499	3,182
Total lease cost	$16,171	$17,962	$51,930	$53,939

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $66.4 million as of October 24, 2020 and $70.2 million as of January 25, 2020. Supplemental balance sheet information related to these liabilities is as follows:

	October 24, 2020	January 25, 2020
Weighted average remaining lease term	3.3 years	3.3 years
Weighted average discount rate	4.9%	5.2%

Supplemental cash flow information related to our long-term operating lease liabilities as of October 24, 2020 and October 26, 2019 is as follows (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Cash paid for amounts included in the measurement of lease liabilities	$8,489	$8,271	$27,158	$23,076
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,479	$6,486	$21,235	$19,777

As of October 24, 2020, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2021	$7,617
2022	27,552
2023	17,460
2024	10,238
2025	6,462
Thereafter	4,401
Total lease payments	73,730
Less: imputed interest	(7,328)
Total	$66,402

As of October 24, 2020, the Company had additional operating leases that have not yet commenced of $0.5 million. These leases will commence during the fourth quarter of fiscal 2021.

As of January 25, 2020, the future minimum obligation by fiscal year for our operating leases with original noncancelable terms in excess of one year was as follows (dollars in thousands):

Fiscal Year	Amount
2021	$30,138
2022	22,274
2023	13,236
2024	7,916
2025	4,607
Thereafter	1,495
Total lease payments	79,666
Less: imputed interest	(9,479)
Total	$70,187

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	October 24, 2020	January 25, 2020
Accrued payroll and related taxes	$30,899	$25,810
Accrued employee benefit and incentive plan costs	30,132	25,489
Accrued construction costs	25,881	27,690
Other current liabilities	20,480	19,786
Other accrued liabilities	$107,392	$98,775

13. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	October 24, 2020	January 25, 2020
Credit Agreement - Revolving facility (matures October 2023)	$85,000	$—
Credit Agreement - Term loan facility (matures October 2023)	427,500	444,375
0.75% convertible senior notes, net (mature September 2021)	55,621	422,526
	568,121	866,901
Less: current portion	(78,121)	(22,500)
Long-term debt	$490,000	$844,401

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

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% -1.000%

(1) The administrative agent’s base rate is described in our credit agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00%.

Standby letters of credit of approximately $52.2 million and 52.3 million, issued as part of our insurance program, were outstanding under the credit agreement as of October 24, 2020 and January 25, 2020, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of October 24, 2020 and January 25, 2020 were as follows:

	Weighted Average Rate End of Period
	October 24, 2020	January 25, 2020
Borrowings - Term loan facilities	1.77%	3.67%
Borrowings - Revolving facility(1)	2.39%	—%
Standby Letters of Credit	1.63%	2.00%
Unused Revolver Commitment	0.30%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 25, 2020.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contained a minimum liquidity covenant that would have become effective beginning 91 days before the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes was greater than $250.0 million. This covenant terminated on June 5, 2020 when the outstanding principal amount of the Notes was reduced to $58.3 million. At October 24, 2020 and January 25, 2020, we were in compliance with the financial covenants of our credit agreement and had borrowing availability under the revolving facility of $575.0 million and $287.0 million, respectively, as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, we issued 0.75% convertible senior notes due September 2021 in a private placement in the principal amount of $485.0 million. The Notes, governed by the terms of an indenture between the Company and a bank trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event we fail to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These Notes were purchased through privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021.

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

During the three months ended October 24, 2020, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of October 24, 2020. As a result, the Notes were not convertible during the three months ended October 24, 2020 and are classified as debt.

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. During the three months ended October 24, 2020 and October 26, 2019, we incurred $0.6 million and $5.1 million, respectively, of interest expense for the non-cash amortization of the debt discount. During the nine months ended October 24, 2020 and October 26, 2019 we incurred $6.7 million and $15.0 million, respectively, of interest expense for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	October 24, 2020	January 25, 2020
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$58,264	$460,000
Less: Debt discount	(2,375)	(33,744)
Less: Debt issuance costs	(268)	(3,730)
Net carrying amount of Notes	$55,621	$422,526

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $99.00 and $97.25 as of October 24, 2020 and January 25, 2020, respectively (dollars in thousands):

	October 24, 2020	January 25, 2020
Fair value of principal amount of Notes	$57,681	$447,350
Less: Debt discount and debt issuance costs	(2,643)	(37,474)
Fair value of Notes	$55,038	$409,876

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

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
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss (“NOL”) carryback provisions. During the nine months ended October 24, 2020, we recognized an income tax benefit of $2.6 million from a tax loss carryback under the CARES Act. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
Our effective income tax rate was 26.2% and 21.3% for the three months ended October 24, 2020 and October 26, 2019, respectively, and 41.2% and 27.1% for the nine months ended October 24, 2020 and October 26, 2019, respectively. The effective tax rate differs from the statutory rate each period primarily due to the difference in income tax rates from state to state where work was performed, changes in unrecognized tax benefits, variances in non-deductible and non-taxable items, tax credits recognized, and the impact of the vesting and exercise of share-based awards during the periods. Additionally, during the nine months ended October 24, 2020, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback under the CARES Act.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Gain on sale of fixed assets	$4,001	$2,241	$9,207	$13,785
Discount fee expense	(432)	(959)	(1,706)	(3,520)
Miscellaneous income, net	139	125	420	846
Other income, net	$3,708	$1,407	$7,921	$11,111

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

16. Capital Stock

Repurchases of Common Stock. On August 24, 2020 the Company announced that its Board of Directors had authorized a $100.0 million program to repurchase shares of the Company’s outstanding common stock through February 2022 in open market or private transactions. As of October 24, 2020, $100.0 million of the repurchase authorization remained available.

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

Stock-based compensation expense and the related tax benefit recognized during the three and nine months ended October 24, 2020 and October 26, 2019 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Stock-based compensation	$3,796	$2,694	$10,490	$8,450
Income tax effect of stock-based compensation	$944	$669	$2,606	$2,098
In addition, during the three months ended October 24, 2020 and October 26, 2019, the Company realized a nominal amount of excess tax benefits and approximately $0.2 million of net tax deficiencies, respectively, related to the vesting and exercise of share-based awards. During the nine months ended October 24, 2020 and October 26, 2019, the Company realized approximately $0.2 million of net excess tax benefits and $0.8 million of net tax deficiencies, respectively.

As of October 24, 2020, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $1.9 million, $16.6 million, and $7.2 million, respectively. This expense will be recognized over a weighted-average number of years of 2.5, 2.7, and 1.2, respectively, based on the average remaining service periods for the awards. As of October 24, 2020, we may recognize an additional $11.2 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended October 24, 2020:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 25, 2020	577,309	$36.85
Granted	63,304	$25.15
Options exercised	(275,275)	$19.71
Canceled	—	$—
Outstanding as of October 24, 2020	365,338	$47.74

Exercisable options as of October 24, 2020	244,215	$48.49

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the nine months ended October 24, 2020:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 25, 2020	174,917	$65.05	639,738	$62.60
Granted	537,618	$25.74	65,538	$25.15
Share units vested	(53,072)	$65.48	(17,134)	$70.14
Forfeited or canceled	(13,206)	$47.21	(258,524)	$66.79
Outstanding as of October 24, 2020	646,257	$32.68	429,618	$54.06

The total number of granted Performance RSUs presented above consists of 32,769 target shares and 32,769 supplemental shares. The total number of Performance RSUs outstanding as of October 24, 2020 consists of 286,151 target shares and 143,467 supplemental shares. With respect to the Company’s Performance Year ended July 25, 2020, the Company canceled 23,141 target shares and 11,336 supplemental shares during the three months ended October 24, 2020 as a result of the performance period criteria being partially met.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 75.6% and 78.7% of total contract revenues during the nine months ended October 24, 2020 and October 26, 2019, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three and nine months ended October 24, 2020 or October 26, 2019, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 24, 2020		October 26, 2019		October 24, 2020		October 26, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$144.8	17.9%	$182.1	20.6%	$483.8	19.8%	$566.9	21.8%
Lumen Technologies(1)	134.4	16.6	164.1	18.6	441.5	18.0	412.7	15.9
AT&T Inc.	118.9	14.7	162.9	18.4	407.5	16.6	555.4	21.3
Comcast Corporation	143.6	17.7	131.3	14.9	393.0	16.0	401.6	15.4
Total other customers combined	268.6	33.1	243.7	27.6	722.7	29.5	665.5	25.6
Total contract revenues	$810.3	100.0%	$884.1	100.0%	$2,448.5	100.0%	$2,602.1	100.0%
(1) Formerly known as CenturyLink, Inc.

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and nine months ended October 24, 2020 and October 26, 2019 were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 24, 2020		October 26, 2019		October 24, 2020		October 26, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$721.2	89.0%	$798.1	90.3%	$2,193.9	89.6%	$2,363.9	90.8%
Underground facility locating	59.0	7.3	56.0	6.3	171.3	7.0	158	6.1
Electrical and gas utilities and other	30.1	3.7	30.0	3.4	83.3	3.4	80.2	3.1
Total contract revenues	$810.3	100.0%	$884.1	100.0%	$2,448.5	100.0%	$2,602.1	100.0%

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

19. Commitments and Contingencies

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida (the “Court”). The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The Parties entered into an agreement to settle the consolidated lawsuit, subject to Court approval of the settlement. On October 13, 2020, the Court approved the settlement, and dismissed the consolidated complaint in its entirety, with prejudice. The time for filing an appeal has expired with no appeal having been filed. The settlement does not include any admission by the Company or any of its officers of the allegations made in the lawsuit. The full settlement amount was covered by the Company’s insurance carriers.

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. On June 12, 2020, the Court consolidated the two lawsuits. On November 16, 2020, the plaintiffs filed a consolidated amended complaint in which the plaintiffs alleged the same breaches of fiduciary duty and violations of the securities laws as were alleged in the two consolidated lawsuits when they were initially filed. The consolidated amended complaint names the Company as nominal defendant and asserts claims against seven current members of its Board of Directors and two former members of the Board. The Company believes the allegations in the lawsuit is without merit and expects it to be vigorously defended. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

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

The economy of the United States has been severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its affects on our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. The full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will be determined by factors which are uncertain, unpredictable and outside of our control, including the duration of the pandemic, any worsening of the pandemic, the containment and mitigation actions taken by federal, state and local governments, and the resulting impact on the demand for our services from our customers.
The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 24, 2020 and January 25, 2020, we had $212.2 million and $156.1 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of October 24, 2020 and January 25, 2020, we had $23.4 million and $23.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As of October 24, 2020 and January 25, 2020, the we had $52.2 million and $52.3 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

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

Significant demand for broadband is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have indicated that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. This view appears to be increasing the appetite for fiber deployments and the industry effort required to deploy high capacity fiber networks continues to meaningfully broaden our set of opportunities. Access to high-capacity telecommunications has become increasingly crucial to society in the time of the COVID-19 pandemic, especially in rural America where dramatically increased rural network investment will be required to support work from home, telemedicine, distance learning and other newly essential applications.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber-to-the-home to enable 1 gigabit high-speed connections. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Deployments to expand capacity as well as new build opportunities are underway. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business. In addition, we are increasingly providing integrated planning, engineering and design, procurement and construction and maintenance services for wired and converged wireless/wireline networks.

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, our customers’ positioning and strategic plans, and any potential effects from a pandemic caused by a novel strain of coronavirus (“COVID-19”). Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Since that time, the economy of the United States has been severely impacted by the nation’s response to COVID-19. Measures taken in response to the COVID-19 pandemic have included travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed for varying periods of time and in varying geographic regions.

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its affects on our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the continuing impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing to continue investments in the services we provide. Furthermore, the COVID-19 pandemic has caused delays, and increases the risk of further delays, in our provision of construction services due to delays in our ability to obtain permits from government agencies. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part II of this report.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the nine months ended October 24, 2020 and October 26, 2019 accounting for approximately 75.6% and 78.7%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three and nine months ended October 24, 2020 or October 26, 2019:

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Verizon Communications Inc.	17.9%	20.6%	19.8%	21.8%
Lumen Technologies(1)	16.6%	18.6%	18.0%	15.9%
AT&T Inc.	14.7%	18.4%	16.6%	21.3%
Comcast Corporation	17.7%	14.9%	16.0%	15.4%
Windstream Corporation	4.8%	4.8%	5.1%	4.3%
Charter Communications, Inc.	2.3%	3.0%	2.5%	2.8%
(1) Formerly known as CenturyLink, Inc.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Multi-year master service agreements	71.6%	68.2%	71.3%	64.4%
Other long-term contracts	17.7	19.4	18.9%	24.1%
Total long-term contracts	89.3%	87.6%	90.2%	88.5%
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

During the nine months ended October 24, 2020, the economy of the United States was severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) have decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

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

The combination of lower expected operating results and cash flows from the reduction in revenue, as well as changes in valuation assumptions in the fiscal 2021 interim analysis resulted in a substantial decline in the fair value of the Broadband reporting unit. In accordance with ASU 2017-04, the Company compared the estimated fair value of Broadband to its carrying amount. As a result, the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value. After the impairment charge, Broadband had $10.1 million of remaining goodwill as of October 24, 2020. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement.

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

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible asset during the nine months ended October 24, 2020 that would indicate a potential reduction in their fair value below their carrying amounts. As of October 24, 2020, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 15% and approximately 20% of contract revenues during the nine months ended October 24, 2020 and October 26, 2019, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the nine months ended October 24, 2020 and October 26, 2019, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 24, 2020		October 26, 2019		October 24, 2020		October 26, 2019
Contract revenues	$810.3	100.0%	$884.1	100.0%	$2,448.5	100.0%	$2,602.1	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	658.4	81.3	724.4	81.9	1,996.5	81.5	2,146.5	82.5
General and administrative	62.6	7.7	69.9	7.9	195.9	8.0	193.6	7.4
Depreciation and amortization	42.3	5.2	47.4	5.4	132.3	5.4	140.9	5.4
Goodwill impairment charge	—	—	—	—	53.3	2.2	—	—
Total	763.3	94.2	841.6	95.2	2,378.0	97.1	2,481.1	95.3
Interest expense, net	(4.7)	(0.6)	(13.1)	(1.5)	(25.0)	(1.0)	(38.2)	(1.5)
Gain on debt extinguishment	—	—	—	—	12.0	0.5	—	—
Other income, net	3.7	0.5	1.4	0.2	7.9	0.3	11.1	0.4
Income before income taxes	46.0	5.7	30.8	3.5	65.5	2.7	93.9	3.6
Provision for income taxes	12.0	1.5	6.6	0.7	27.0	1.1	25.5	1.0
Net Income	$33.9	4.2%	$24.2	2.7%	$38.5	1.6%	$68.4	2.6%

Contract Revenues. Contract revenues were $810.3 million during the three months ended October 24, 2020 compared to $884.1 million during the three months ended October 26, 2019. Additionally, we earned $8.9 million of contract revenues from storm restoration services during the three months ended October 24, 2020. There were no significant revenues from storm restoration services in the prior year quarter.

Excluding amounts generated from storm restoration services, contract revenues decreased by $82.8 million during the three months ended October 24, 2020 compared to the three months ended October 26, 2019. Contract revenues decreased by approximately $44.3 million for a large telecommunications customer improving its network and by approximately $37.3 million for a large telecommunications customer, primarily related to services for fiber deployments. In addition, contract revenues decreased by approximately $31.5 million for a large telecommunications customer for services performed under existing contracts. Contract revenues decreased by approximately $3.8 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these decreases, contract revenues increased by $11.9 million from a leading cable multiple system operator for construction and maintenance services. All other customers had net increases in contract revenues of $22.2 million on a combined basis during the three months ended October 24, 2020 compared to the three months ended October 26, 2019.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.0%, 7.3%, and 3.7%, respectively, for the three months ended October 24, 2020 compared to 90.3%, 6.3%, and 3.4%, respectively, for the three months ended October 26, 2019.

Contract revenues were $2.449 billion during the nine months ended October 24, 2020 compared to $2.602 billion during the nine months ended October 26, 2019. Additionally, we earned $8.9 million of contract revenues from storm restoration services during the nine months ended October 24, 2020 and $4.7 million during the nine months ended October 26, 2019.

Excluding amounts generated from storm restoration services, contract revenues decreased by $157.8 million during the nine months ended October 24, 2020 compared to the nine months ended October 26, 2019. Contract revenues decreased by approximately $148.2 million for a large telecommunications customer improving its network. In addition, contract revenues decreased by $83.0 million for a large telecommunications customer, primarily related to services for fiber deployments and by $9.1 million from a leading cable multiple system operator for construction and maintenance services. Partially offsetting these decreases, contract revenues increased by $31.3 million for a large telecommunications customer for services performed under existing contracts and by $13.6 million for services performed for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $37.6 million on a combined basis during the nine months ended October 24, 2020 compared to the nine months ended October 26, 2019.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.6%, 7.0%, and 3.4%, respectively, for the nine months ended October 24, 2020 compared to 90.8%, 6.1%, and 3.1%, respectively, for the nine months ended October 26, 2019.

Costs of Earned Revenues. Costs of earned revenues decreased to $658.4 million, or 81.3% of contract revenues, during the three months ended October 24, 2020 compared to $724.4 million, or 81.9% of contract revenues, during the three months ended October 26, 2019. The primary components of the decrease were a $29.8 million decrease in direct materials cost, a $22.0 million aggregate decrease in direct labor and subcontractor costs, a $8.2 million decrease in other direct costs, and a $6.1 million decrease in equipment maintenance and fuel costs combined.

Costs of earned revenues as a percentage of contract revenues decreased 0.7% during the three months ended October 24, 2020 compared to the three months ended October 26, 2019. As a percentage of contract revenues, labor and subcontracted labor costs increased 2.8% primarily due to the mix of work performed. Direct materials decreased 2.7%, primarily as a result of our mix of work in which we provide materials for our customers. In addition, fuel costs and equipment maintenance combined decreased 0.4% as a percentage of contract revenues primarily resulting from a decline in fuel prices. Other direct costs decreased 0.4% as a percentage of contract revenues due to lower travel expenses and other costs offset in part by higher insurance costs during the three months ended October 24, 2020.

Costs of earned revenues decreased to $1.997 billion, or 81.5% of contract revenues, during the nine months ended October 24, 2020 compared to $2.147 billion, or 82.5% of contract revenues, during the nine months ended October 26, 2019. The primary components of the decrease were a $98.6 million aggregate decrease in direct labor and subcontractor costs, a $29.4 million decrease in direct materials cost and a $15.2 million decrease in fuel costs and equipment maintenance combined. Additionally, other direct costs decreased by $6.8 million.

Costs of earned revenues as a percentage of contract revenues decreased 1.0% during the nine months ended October 24, 2020 compared to the nine months ended October 26, 2019. As a percentage of contract revenues, direct materials decreased 0.6%, primarily as a result of our mix of work in which we provide materials for our customers. In addition, fuel costs and equipment maintenance combined decreased 0.3% as a percentage of contract revenues primarily resulting from a decline in fuel prices. Labor and subcontracted labor costs decreased 0.1% primarily due to higher productivity and the mix of work performed. Other direct costs increased 0.2% as a percentage of contract revenues, mainly due to higher insurance cost during the nine months ended October 24, 2020.

General and Administrative Expenses. General and administrative expenses decreased to $62.6 million, or 7.7% of contract revenues, during the three months ended October 24, 2020 compared to $69.9 million, or 7.9% of contract revenues, during the three months ended October 26, 2019. The decrease in total general and administrative expenses during the three months ended
October 24, 2020 primarily resulted from decreased bad debt expense, lower performance based compensation costs and lower travel expenses.

General and administrative expenses increased to $195.9 million, or 8.0% of contract revenues, during the nine months ended October 24, 2020 compared to $193.6 million, or 7.4% of contract revenues, during the nine months ended October 26, 2019. Total general and administrative expenses included a provision for bad debt expense of $0.4 million during the nine months ended October 24, 2020, compared to net recoveries of accounts receivable of $7.0 million during the nine months ended October 26, 2019. Other general and administrative expenses decreased by $5.1 million as a result of declines in payroll costs, professional fees and travel expenses, offset in part by an increase in performance based compensation and stock -based compensation.

Depreciation and Amortization. Depreciation expense was $37.3 million, or 4.6% of contract revenues, during the three months ended October 24, 2020 compared to $42.1 million, or 4.8% of contract revenues, during the three months ended October 26, 2019. The decrease in depreciation expense during the three months ended October 24, 2020 is primarily due to certain assets becoming fully depreciated or sold during fiscal 2021 and reduced capital expenditures. Depreciation expense was $116.9 million, or 4.8% of contract revenues, during the nine months ended October 24, 2020 compared to $125.0 million, or 4.8% of contract revenues, during the nine months ended October 26, 2019. The decrease in depreciation expense during the nine months ended October 24, 2020 is primarily as a result of reduced capital expenditures.

Amortization expense was $5.0 million and $5.3 million during the three months ended October 24, 2020 and October 26, 2019, respectively, and $15.5 million and $15.9 million during the nine months ended October 24, 2020 and October 26, 2019.

Interest Expense, Net. Interest expense, net was $4.7 million and $13.1 million during the three months ended October 24, 2020 and October 26, 2019, respectively. Interest expense includes $0.6 million and $5.1 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “Notes”) during the three months ended October 24, 2020 and October 26, 2019, respectively. Excluding this amortization, interest expense, net decreased to $4.1 million during the three months ended October 24, 2020 from $8.1 million during the three months ended October 26, 2019 as a result of lower interest rates and lower outstanding balances.

Interest expense, net was $25.0 million and $38.2 million during the nine months ended October 24, 2020 and October 26, 2019, respectively. Interest expense includes $6.7 million and $15.0 million for the non-cash amortization of the debt discount associated with the Notes during the nine months ended October 24, 2020 and October 26, 2019, respectively. Excluding this amortization, interest expense, net decreased to $18.3 million during the nine months ended October 24, 2020 from $23.2 million during the nine months ended October 26, 2019 as a result of lower outstanding borrowings.

Gain (loss) on debt extinguishment. During the nine months ended October 24, 2020, we purchased $401.7 million aggregate principal amount of Notes for $371.4 million, including interest and fees, resulting in a $12.0 million gain on debt extinguishment based on the net carrying amount of the Notes.

Other Income, Net. Other income, net was $3.7 million and $1.4 million during the three months ended October 24, 2020 and October 26, 2019, respectively, and $7.9 million and $11.1 million during the nine months ended October 24, 2020 and October 26, 2019, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $4.0 million and $2.2 million during the three months ended October 24, 2020 and October 26, 2019, respectively, and $9.2 million and $13.8 during the nine months ended October 24, 2020 and October 26, 2019, respectively. Other income, net also reflects $0.4 million and $1.0 million of expense during the three months ended October 24, 2020 and October 26, 2019 and $1.7 million and $3.5 million during the nine months ended October 24, 2020 and October 26, 2019 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended October 24, 2020 and October 26, 2019 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Income tax provision	$12.0	$6.6	$27.0	$25.5
Effective income tax rate	26.2%	21.3%	41.2%	27.1%

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss (“NOL”) carryback provisions. During the nine months ended October 24, 2020, we recognized an income tax benefit of $2.6 million from a tax loss carryback under the CARES Act. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.
Our effective income tax rate was 26.2% and 21.3% for the three months ended October 24, 2020 and October 26, 2019, respectively, and 41.2% and 27.1% for the nine months ended October 24, 2020 and October 26, 2019, respectively. The effective tax rate differs from the statutory rate each period primarily due to the difference in income tax rates from state to state where work was performed, changes in unrecognized tax benefits, variances in non-deductible and non-taxable items, tax credits recognized, and the impact of the vesting and exercise of share-based awards during the periods. Additionally, during the nine months ended October 24, 2020, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback under the CARES Act.

Net Income. Net income was $33.9 million for the three months ended October 24, 2020 compared to net income of $24.2 million for the three months ended October 26, 2019. Net income was $38.5 million for the nine months ended October 24, 2020 compared to $68.4 million for the nine months ended October 26, 2019.

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

	For the Three Months Ended		For the Nine Months Ended
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Net income	$33,926	$24,229	$38,532	$68,404
Interest expense, net	4,710	13,128	25,020	38,239
Provision for income taxes	12,032	6,556	26,953	25,466
Depreciation and amortization	42,313	47,356	132,313	140,941
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	92,981	91,269	222,818	273,050
Gain on sale of fixed assets	(4,001)	(2,241)	(9,207)	(13,785)
Stock-based compensation expense	3,796	2,694	10,490	8,450
Goodwill impairment charge	—	—	53,264	—
Gain on debt extinguishment	—	—	(12,046)	—
Charge for warranty costs	—	—	—	(10,345)
Recovery of previously reserved accounts receivable and contract assets	—	—	—	8,200
Non-GAAP Adjusted EBITDA	$92,776	$91,722	$265,319	$265,570
Non-GAAP Adjusted EBITDA % of contract revenues	11.5%	10.4%	10.8%	10.2%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $12.0 million as of October 24, 2020 compared to $54.6 million as of January 25, 2020. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $879.9 million as of October 24, 2020 compared to $957.8 million as of January 25, 2020.

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

Net Cash Flows. The following table presents our net cash flows for the nine months ended October 24, 2020 and October 26, 2019 (dollars in millions):

	For the Nine Months Ended
	October 24, 2020	October 26, 2019
Net cash flows:
Provided by (used in) operating activities	$279.4	$(133.8)
Used in investing activities	$(24.3)	$(85.4)
(Used in) provided by financing activities	$(297.9)	$102.1

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

During the nine months ended October 24, 2020, net cash generated from operating activities was $279.4 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $53.8 million of operating cash flow during the nine months ended October 24, 2020. Working capital changes that used operating cash flow during the nine months ended October 24, 2020 included increase in accounts receivable of $122.5 million. Changes that provided operating cash flow during the nine months ended October 24, 2020 included an increase in accounts payable of $68.7 million and accrued liabilities of $22.6 million. In addition, a decrease in contract assets, net of $48.6 million, other current assets and inventories of $20.7 million, net decrease in income tax receivable of $10.5 million, and other assets of $5.2 million, each primarily as a result of the timing of payments.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 127 days as of October 24, 2020 compared to 128 as of October 26, 2019. The decrease in our DSO was primarily a result of a decrease in the amount of work performed under a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of October 24, 2020 and January 25, 2020 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of October 24, 2020 or January 25, 2020.

During the nine months ended October 26, 2019, net cash used by operating activities was $133.8 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $378.2 million of operating cash flow during the nine months ended October 26, 2019. Working capital changes that used operating cash flow during the nine months ended October 26, 2019 included increases in accounts receivable; contract assets, net; and other current assets and inventories of $297.6 million, $122.5 million, and $13.8 million, respectively. In addition, a net decrease in accrued liabilities used $9.6 million of operating cash flow primarily resulting from amounts paid for annual incentive compensation during April 2019, payments made related to operating lease liabilities, and the timing of other payments. Changes that provided operating cash flow during the nine months ended October 26, 2019 included a net decrease in other assets of $39.2 million primarily as a result of collections of long-term accounts receivable and a reduction of long-term contract assets. In addition, an increase in accounts payable of $13.8 million and a net decrease in income tax receivable of $12.3 million, each primarily as a result of the timing of payments, provided operating cash flow during the nine months ended October 26, 2019.

Cash Used in Investing Activities. Net cash used in investing activities was $24.3 million during the nine months ended October 24, 2020 compared to $85.4 million during the nine months ended October 26, 2019. During the nine months ended October 24, 2020 and October 26, 2019, capital expenditures were $36.1 million and $101.9 million, respectively. Capital expenditures declined during the nine months ended October 24, 2020, as we replaced fewer assets as a result of uncertainties associated with the COVID-19 pandemic. These expenditures were offset in part by proceeds from the sale of assets of $11.9 million and $16.2 million during the nine months ended October 24, 2020 and October 26, 2019, respectively.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $297.9 million during the nine months ended October 24, 2020. During the nine months ended October 24, 2020, borrowings under our credit agreement, net of repayments, were $68.1 million. We also purchased $401.7 million of our convertible senior notes (“Notes”) for $371.4 million, including interest and fees, resulting in a $30.8 million redemption discount on convertible debt. In connection with the purchase, we unwound convertible note hedge transactions and warrants proportionally to the number of Notes. We received $7.2 million for the settlement of the convertible note hedges and paid $7.2 million for the warrants. The exercise of stock options provided $5.4 million during the nine months ended October 24, 2020. Partially offsetting this, we paid $0.5 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 24, 2020.

Net cash provided by financing activities was $102.1 million during the nine months ended October 26, 2019. During the nine months ended October 26, 2019, borrowings under our credit agreement, net of repayments, were $103.0 million. Additionally, we received $0.3 million from the exercise of stock options during the nine months ended October 26, 2019. Partially offsetting this, we withheld shares and paid $1.2 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested the nine months ended October 26, 2019.

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

Standby letters of credit of approximately $52.2 million and 52.3 million, issued as part of our insurance program, were outstanding under the credit agreement as of October 24, 2020 and January 25, 2020, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of October 24, 2020 and January 25, 2020 were as follows:

	Weighted Average Rate End of Period
	October 24, 2020	January 25, 2020
Borrowings - Term loan facilities	1.77%	3.67%
Borrowings - Revolving facility(1)	2.39%	—%
Standby Letters of Credit	1.63%	2.00%
Unused Revolver Commitment	0.30%	0.40%

(1) There were no outstanding borrowings under the revolving facility as of January 25, 2020.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contained a minimum liquidity covenant that would have become effective beginning 91 days before the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes was greater than $250.0 million. This covenant terminated on June 5, 2020 when the outstanding principal amount of the Notes was reduced to $58.3 million. At October 24, 2020 and January 25, 2020,we were in compliance with the financial covenants of our credit agreement and had borrowing availability under the revolving facility of $575.0 million and $287.0 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of October 24, 2020 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$58,264	$—	$—	$—	$58,264
Credit agreement – revolving facility	—	—	85,000	—	85,000
Credit agreement – term loan facilities	22,500	405,000	—	—	427,500
Fixed interest payments on long-term debt(1)	437	—	—	—	437
Obligations under long-term operating leases(2)	29,067	31,558	10,424	2,682	73,731
Obligations under short-term operating leases(3)	2,435	—	—	—	2,435
Employment agreements	10,796	5,581	995	—	17,372
Deferral of tax payments(4)	—	29,215	—	—	29,215
Purchase and other contractual obligations(5)	17,002	2,218	—	—	19,220
Total	$140,501	$473,572	$96,419	$2,682	$713,174

(1) Includes interest payments on our $58.3 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of October 24, 2020 consisted of $427.5 million outstanding under our term loan facilities and $85.0 million of revolver borrowings.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $0.5 million as of October 24, 2020.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of October 24, 2020.

(4) Amounts represent deferral of payroll tax payments, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022, as permitted by the CARES Act.

(5) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of October 24, 2020, purchase and other contractual obligations includes approximately $15.6 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 24, 2020.

Our condensed consolidated balance sheet as of October 24, 2020 includes a long-term liability of approximately $67.2 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $4.3 million and $4.7 million as of October 24, 2020 and January 25, 2020, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 24, 2020 and January 25, 2020 we had $212.2 million and $156.1 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $90.1 million as of October 24, 2020. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of October 24, 2020 and January 25, 2020, we had $23.4 million and $23.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $52.2 million and $52.3 million outstanding standby letters of credit issued under our credit agreement as of October 24, 2020 and January 25, 2020, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.412 billion and $7.314 billion at October 24, 2020 and January 25, 2020, respectively. We expect to complete 43.2% of the October 24, 2020 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Our credit agreement permits borrowings at a variable rate of interest. On October 24, 2020, we had variable rate debt outstanding under our credit agreement of $427.5 million under our term loan facilities and $85.0 million of revolver borrowings. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of the credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.6 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These Notes were purchased through privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $99.00 and $97.25 as of October 24, 2020 and January 25, 2020, respectively (dollars in thousands):

	October 24, 2020	January 25, 2020
Principal amount of Notes	$58,264	$460,000
Less: Debt discount and debt issuance costs	(2,643)	(37,474)
Net carrying amount of Notes	$55,621	$422,526

Fair value of principal amount of Notes	$57,681	$447,350
Less: Debt discount and debt issuance costs	(2,643)	(37,474)
Fair value of Notes	$55,038	$409,876

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $0.3 million, calculated on a discounted cash flow basis as of October 24, 2020.

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

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 24, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
October 24, 2020, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 25, 2018 and October 30, 2018, the Company, its Chief Executive Officer and its Chief Financial Officer were named as defendants in two substantively identical lawsuits alleging violations of the federal securities fraud laws. The lawsuits, which purport to be brought on behalf of a class of all purchasers of the Company’s securities between November 20, 2017 and August 10, 2018, were filed in the United States District Court for the Southern District of Florida (the “Court”). The cases were consolidated by the Court on January 11, 2019. The lawsuit alleges that the defendants made materially false and misleading statements or failed to disclose material facts regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. The Parties entered into an agreement to settle the consolidated lawsuit, subject to Court approval of the settlement. On October 13, 2020, the Court approved the settlement, and dismissed the consolidated complaint in its entirety, with prejudice. The time for filing an appeal has expired with no appeal having been filed. The settlement does not include any admission by the Company or any of its officers of the allegations made in the lawsuit. The full settlement amount was covered by the Company’s insurance carriers.

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements. The statements alleged to be false and misleading are the same statements that are alleged to be false and misleading in the securities lawsuit described above. On June 12, 2020, the Court consolidated the two lawsuits. On November 16, 2020, the plaintiffs filed a consolidated amended complaint in which the plaintiffs alleged the same breaches of fiduciary duty and violations of the securities laws as were alleged in the two consolidated lawsuits when they were initially filed. The consolidated amended complaint names the Company as nominal defendant and asserts claims against seven current members of its Board of Directors and two former members of the Board. The Company believes the allegations in the lawsuit is without merit and expects it to be vigorously defended. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 24, 2020, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
October 24, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 26, 2020 - August 22, 2020	—	$—	—	(1)
August 23, 2020 - September 19, 2020	—	$—	—	(1)
September 20, 2020 - October 24, 2020	—	$—	—	(1)

(1) On August 24, 2020 the Company announced that its Board of Directors had authorized a $100.0 million program to repurchase shares of the Company’s outstanding common stock through February 2022 in open market or private transactions. As of October 24, 2020, $100.0 million of the repurchase authorization remained available.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2020 formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.
104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2020, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 24, 2020	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	November 24, 2020	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer