Form 10-K
period 2021-01-30
DYCOM INDUSTRIES INC
filed 2021-03-05
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)0 by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 25, 2020, was $1,263,970,579.
There were 30,615,908 shares of common stock with a par value of $0.33 1/3 outstanding at March 1, 2021.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Annual Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Shareholders	Parts II and III

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

Dycom Industries, Inc.

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including any documents that may be incorporated by reference, may contain forward-looking statements. Forward looking statements can be identified with words such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “project,” “forecast,” “target,” “outlook,” “may,” “should,” “could,” and similar expressions, as well as statements written in the future tense. These statements, as well as any other written or oral forward-looking statements we may make from time to time in other SEC filings or other public communications are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in our forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to:

•duration and severity of a pandemic caused by a novel strain of coronavirus (“COVID-19”), and its ultimate impact across our business;

•future economic conditions and trends in the industries we serve;

•customer capital budgets and spending priorities;

•the effect of changes in tax law;

•projections of revenues, income or loss, or capital expenditures;

•our plans for future operations, growth and services, including contract backlog;

•our plans for future acquisitions, dispositions, or financial needs;

•expected benefits and synergies of businesses acquired and future opportunities for the combined businesses;

•anticipated outcomes of contingent events, including litigation;

•availability of capital;

•restrictions imposed by our credit agreement;

•use of our cash flow to service our debt;

•potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters;

•potential exposure to environmental liabilities;

•determinations as to whether the carrying value of our assets is impaired;

•assumptions relating to any of the foregoing;

•other risks outlined in our periodic filings with the SEC; and

•other factors that are discussed within Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Our forward-looking statements are expressly qualified in their entirety by this cautionary statement. We do not undertake to update or revise forward-looking statements to reflect events or circumstances arising after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available, free of charge, on our website, www.dycomind.com, as soon as reasonably practicable after we file these reports with, or furnish these reports to, the SEC. All references to www.dycomind.com in this report are inactive textual references only and information contained at that website is not incorporated herein and does not constitute a part of this Annual Report on Form 10-K. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, where you may obtain a copy of all of the materials we file publicly with the SEC. The SEC website address is www.sec.gov.

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom”, the “Company”, “we”, or “us”) is a leading provider of specialty contracting services throughout the United States. Since our incorporation in the State of Florida in 1969, we have expanded our scope and service offerings organically and through acquisitions. Our geographic presence and substantial workforce provide the scale needed to quickly execute on opportunities to service existing and new customers. Our consolidated contract revenues for fiscal 2021 were $3.2 billion.

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

Fiscal Year

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. We use a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2021 consisted of 53 weeks and fiscal 2020 and fiscal 2019 consisted of 52 weeks of operations.

We refer to the period beginning January 26, 2020 and ending on January 30, 2021 as “fiscal 2021”, the period beginning on January 27, 2019 and ending on January 25, 2020 as “fiscal 2020”, the period beginning on January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, and the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”.

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

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during fiscal 2021, fiscal 2020, and fiscal 2019, for approximately 74.1%, 78.4%, and 78.4%, of our total contract revenues, respectively. During fiscal 2021, we derived approximately 18.8% of our total contract revenues from Verizon Communications, Inc., 16.9% from Lumen Technologies Inc. (formerly CenturyLink Inc.), 16.7% from AT&T Inc., 16.7% from Comcast Corporation, and 5.0% from Windstream Holdings, Inc. We believe that a substantial portion of our total contract revenues and operating income will continue to be generated from a concentrated group of customers.

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

Cyclicality and Seasonality

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, and our customers’ positioning and strategic plans, and any potential effects from a pandemic caused by COVID-19. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

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

Backlog

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.810 billion and $7.314 billion at January 30, 2021 and January 25, 2020, respectively. We expect to complete 40.9% of the January 30, 2021 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather, and the potential adverse effects of the COVID-19 pandemic. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Competition

The specialty contracting services industry in which we operate is highly fragmented and includes a large number of participants. We compete with several large multinational corporations and numerous regional and privately owned companies. In addition, a portion of our customers directly perform many of the same services that we provide. Relatively few barriers to entry exist in the markets in which we operate. As a result, any organization that has adequate financial resources, access to technical expertise, and the necessary equipment may become a competitor and the degree to which an existing competitor participates in the markets that we operate may increase rapidly. The principal competitive factors for our services include geographic presence, quality of service, worker and general public safety, price, breadth of service offerings, and industry reputation. We believe that we compare favorably to our competitors when evaluated against these factors.

Human Capital Resources

We believe the people who work for our company are our most important resources and are critical to our continued success. We employed approximately 14,276 persons as of January 30, 2021. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. We are committed to hiring, developing and supporting a diverse and inclusive workplace.

Each employee, officer and director of the Company must adhere to the highest standards of business ethics when dealing with each other and with customers, suppliers and all other persons as outlined in our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers (collectively, the “Code of Conduct”). The Code of Conduct requires all employees to conduct all business dealings with honesty and candor and with respect for the law and the highest standard of ethical behavior. Personal integrity, good faith and fair dealing, the respectful treatment of others, and all other attributes of good behavior are essential for employees, but special responsibility to uphold these values rests on our officers, managers and supervisors as they establish the climate for all other employees. Officers, managers and supervisors are required to create a work environment that encourages employees to discuss concerns without fear of retaliation. Should potential violations of the Code of Conduct or the law occur, employees are encouraged to voice concerns promptly and are reminded that retaliation against anyone who reports a potential violation in good faith will not be tolerated. All employees are required to complete the training on the Code of Conduct and Ethics, and we report material matters related to the Code of Conduct to the Audit Committee of our Board.

The success of our business is fundamentally connected to the safety and well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant operating changes that we determined were in the best interest of our employees. This includes having the vast majority of our office-based personnel work from home, while implementing and ensuring compliance with additional safety measures for employees continuing critical on-site work.

Our Board of Directors, through our Compensation Committee and our Corporate Governance Committee, provides oversight on employee matters. The Compensation Committee receives updates on activities, strategies and initiatives related to our employees, and our Corporate Governance Committee oversees the development and succession planning of senior management. As part of this oversight, the Board received regular updates on efforts we have taken in response to the COVID-19 pandemic.

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

Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure. We carefully monitor claims and actively participate with our insurers and our third-party claims administrator in determining claims estimates and adjustments. We accrue the estimated costs of claims as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect our operating margins. Our business could be materially and adversely affected if we experience an increase of insurance claims at certain amounts, or in excess of our coverage limits. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Accrued Insurance Claims, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

Regulation

We are subject to various federal, state, and local government regulations, including laws and regulations relating to environmental protection, work-place safety, and other business requirements.

Environmental. A significant portion of the work we perform is associated with the underground networks of our customers and we often operate in close proximity to pipelines or underground storage tanks that may contain hazardous substances. We could be subject to potential material liabilities in the event we fail to comply with environmental laws or regulations or if we cause or are responsible for the release of hazardous substances or cause other environmental damages. In addition, failure to comply with environmental laws and regulations could result in significant costs including remediation costs, fines, third-party claims for property damage, loss of use, or personal injury, and, in extreme cases, criminal sanctions.
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

Information About Our Executive Officers

The following table sets forth certain information concerning the Company’s executive officers as of January 30, 2021, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	57	Chairman, President and Chief Executive Officer	February 26, 1996
Timothy R. Estes	66	Executive Vice President and Chief Operating Officer	September 1, 2001
Daniel S. Peyovich	45	Executive Vice President of Operations	January 6, 2021
H. Andrew DeFerrari	52	Senior Vice President and Chief Financial Officer	November 22, 2005
Scott P. Horton	57	Vice President and Chief Human Resources Officer	September 4, 2018
Ryan F. Urness	48	Vice President, General Counsel and Corporate Secretary	May 21, 2019
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

Daniel S. Peyovich has been the Company’s Executive Vice President of Operation since January 2021. Prior to that, from 2014 until January 2021, Mr. Peyovich was the President of the Northwest Division for Balfour Beatty Construction, a leading international infrastructure group engaged in the development, building and maintenance of complex infrastructure such as transportation, power and utility systems and commercial buildings. Mr. Peyovich held a number of roles with increasing levels of authority at Balfour Beatty Construction and a predecessor entity from 2004 to 2014.

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

Ryan F. Urness has been our Vice President and General Counsel since October 2018, and our Corporate Secretary since May 2019. Prior to that, from May 2016 through October 2018, Mr. Urness was General Counsel and Corporate Secretary of USI Building Solutions, a provider of installation and distribution services to commercial and residential construction markets. From 2003 until May 2016, Mr. Urness was General Counsel and Corporate Secretary of Speed Commerce, Inc., a provider of e-commerce technology and fulfillment services.

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

Risks Related to Financial Performance or General Economic Conditions

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

We believe the impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is uncertain, unpredictable and may be outside of our control. The extent of the impact of the COVID-19 pandemic will depend on the severity and duration of the pandemic and the extent and the effectiveness of federal, state and local actions taken in response to the pandemic including the effectiveness of vaccination programs that are implemented in the markets in which we operate. The COVID-19 pandemic is likely to heighten and exacerbate the risks identified herein. In addition to those risks and others that cannot yet be identified, we may experience impacts to our business resulting from any the following:

•The classification of our services as being essential in nature could change at any time in any or all of the state, county or municipal jurisdictions where we provide our services, and any change could materially impact our operations. For example, certain customers of one of the Company’s reporting units (“Broadband”) have restricted our technicians from engaging in certain revenue generating activities on third party premises, which is where Broadband has historically generated a substantial portion of its revenue, operating results and cash flows.
•In response to the impact of the COVID-19 pandemic, certain of our customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers. These modifications and any additional modifications to protocols are expected to result in a downturn in customer demand for our in-home installation services for the duration of the COVID-19 pandemic, and certain of our customers may maintain the current levels of self-installation even after the impacts of the pandemic have abated.
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

After the COVID-19 pandemic has moderated and governmental restrictions have eased, we may continue to experience adverse effects on our operating results, cash flows and/or financial condition arising out of long-term changes to the behavior of our customers and from recessionary economic conditions that may persist. The challenges faced in implementing nationwide COVID-19 vaccinations, the degree to which the public is willing to be vaccinated, and the degree that vaccines are effective in preventing infection or illness in connection with existing or new strains of COVID-19 may also extend the impacts on our business.

Regulatory changes may affect our customers’ spending on the services we provide. Our customers operate in regulated industries and are subject to laws and regulations that can change frequently and without notice. The adoption of new laws or regulations, or changes to the enforcement or interpretation of existing laws or regulations, could cause our customers to reduce or delay spending on the services we provide, which could adversely affect our revenues, results of operations, and liquidity.

Technological change may affect our customers’ spending on the services we provide. We generate a significant majority of our revenues from customers in the telecommunications industry. This industry has been and continues to be impacted by rapid technological change. These changes may affect our customers’ spending on the services we provide. Further, technological change in the telecommunications industry not directly related to the services we provide may affect the ability of one or more of our customers to compete effectively, which could result in a reduction or elimination of their use of our services. Any reduction, elimination or delay of spending by one of our customers on the services we provide could adversely affect our revenues, results of operations, and liquidity.

We derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and liquidity. Our customer base is highly concentrated, with our top five customers during fiscal 2021, fiscal 2020, and fiscal 2019 for approximately 74.1%, 78.4%, and 78.4%, of our total contract revenues, respectively. Our industry is highly competitive and the revenue we expect from an existing customer in any market could fail to be realized if competitors who offer comparable services to our customers do so on more favorable terms or have a better relationship with a customer. Additionally, the continued consolidation of the telecommunications industry could result in the loss of a customer if, as a result of a merger or acquisition involving one or more of our customers, the surviving entity chooses to use one of our competitors for the services we currently provide. On February 25, 2019, Windstream, our fifth largest customer with contract revenues of $113.6 million during fiscal 2019, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Windstream emerged from bankruptcy in September 2020. The loss of a significant customer, or reduction in services performed for a significant customer, could adversely affect our revenues, results of operations, and liquidity.

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

We derive a significant portion of our revenues from multi-year master service agreements and other long-term contracts which our customers may cancel at any time or may reschedule previously assigned work. The majority of our long-term contracts are cancellable by our customers with little or no advance notice and for any, or no, reason. Our customers may also have the right to cancel or remove assigned work without canceling the contract or to reschedule or modify previously assigned work. In addition, these contracts typically include a fixed term that is subject to renewal on a periodic basis. We may be unsuccessful in renewing contracts when their fixed terms expire. Our projected revenues assume that definitive work orders have been, or will be, issued by our customer, and that the work will be completed. The potential loss of work under master service agreements and other long-term contracts, or the rescheduling or modification of previously assigned work by a customer, could adversely affect our results of operations, cash flows, and liquidity, as well as any projections we provide.

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

Our backlog is subject to reduction or cancellation, and revenues may be realized in different periods than initially reflected in our backlog. Our backlog includes the estimated uncompleted portion of services to be performed under master services agreements and other contractual agreements with our customers. These estimates are based on, among other things, contract terms and projections regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated using the amount of work performed in the preceding 12 month period, when applicable. Backlog for newly initiated master service agreements and other long and short-term contracts is estimated using the anticipated scope of the contract and information received from the customer in the procurement process.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather, and the potential adverse effects of the COVID-19 pandemic. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Our estimates of our customers’ requirements during a future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain estimate of the amount of, and timing of, future revenues and earnings.

Our profitability is based on delivering services within the estimated costs established when we price our contracts. A significant portion of our services are provided under contracts that have discrete pricing for individual tasks. Due to the fixed price nature of the tasks, our profitability could decline if our actual cost to complete each task exceeds our original estimates, as pricing under these contracts is determined based on estimated costs established when we enter into the contracts. A variety of factors could negatively impact the actual cost we incur in performing our work, such as changes made by our customers to the scope and extent of the services that we are to provide under a contract, delays resulting from weather and the COVID-19 pandemic, conditions at work sites differing materially from those anticipated at the time we bid on the contract, higher than expected costs of materials and labor, delays in obtaining necessary permits, under absorbed costs, and lower than anticipated productivity. An increase in costs due to any of these factors, or for other reasons, could adversely affect our results of operations.

Our business is labor-intensive, and we may be unable to attract, retain and ensure the productivity of qualified employees or to pass increased labor and training costs to our customers. We are highly dependent upon our ability to employ, train, retain, and ensure the productivity of skilled personnel to operate our business. Given the highly specialized work we perform, many of our employees receive training in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. We cannot be certain that we will be able to maintain and ensure the productivity of the skilled labor force necessary to operate our business. Our ability to do so depends on a number of factors, such as the general rate of employment, competition for employees possessing the skills we need, the general health and welfare of our employees, which has been impacted by the COVID-19 pandemic, and the level of compensation required to hire, train and retain qualified employees. In addition, the uncertainty of contract awards and project delays can also present difficulties in appropriately sizing our skilled labor force. Furthermore, due to the fixed price nature of the tasks in our contracts, we may be unable to pass increases in labor and training costs on to our customers. If we are unable to attract or retain qualified employees or incur additional labor and training costs, our results of operations could be adversely affected.

We may be unable to secure independent subcontractors to fulfill our obligations, or our independent subcontractors may fail to satisfy their obligations to us, either of which may adversely affect our relationships with our customers or cause us to incur additional costs. We contract with independent subcontractors to manage fluctuations in work volumes and reduce the amounts that we would otherwise expend on fixed assets and working capital. If we are unable to secure qualified independent subcontractors with adequate labor resources at a reasonable cost, or at all, we may be delayed or unable to complete our work under a contract on a timely basis, or at all, and the cost of completing the work may increase. In addition, we may have disputes with these independent subcontractors arising from, among other things, the quality and timeliness of the work they have performed. We may incur additional costs to correct such shortfalls in the work performed by independent subcontractors. Any of these factors could negatively impact the quality of our service, our ability to perform under certain customer contracts, and our relationships with our customers, which could adversely affect our results of operations.

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

We have a significant amount of accounts receivable and contract assets, which could become uncollectible. We extend credit to our customers because we perform work under contracts prior to being able to bill for that work. Deteriorating conditions in the industries we serve, bankruptcies, or financial difficulties of a customer or within the telecommunications sector generally may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. In addition, although in some instances we may have the right to file liens for certain projects we may not be successful in enforcing those liens. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations. On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, the Company had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, we recorded a non-cash charge of $17.2 million reflecting our evaluation of recoverability of these receivables and contract assets as of January 26, 2019. During the first quarter of fiscal 2020, we recovered $10.3 million of these previously reserved accounts receivable and contract assets. Windstream emerged from bankruptcy in September 2020.

Fluctuations in our effective tax rate and tax liabilities may cause volatility in our financial results. We determine and provide for income taxes based on the tax laws of each of the jurisdictions in which we operate. Changes in the mix and level of earnings among jurisdictions could materially impact our effective tax rate in any given financial statement period. Our effective tax rate may also be affected by changes in tax laws and regulations at the federal, state, and local level, or by new interpretations of existing tax laws and regulations. In particular with respect to the COVID-19 pandemic, the Families First Coronavirus Response Act (“FFCR Act”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) were signed into law on March 17, 2020 and on March 27, 2020, collectively the “Stimulus Bills.” The Stimulus Bills include tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss (“NOL”) carryback provisions. During fiscal 2021, we recognized an income tax benefit of $2.6 million from a tax loss carryback technical correction under the CARES Act. Also in response to the COVID-19 pandemic, the Consolidated Appropriations Act (“CA Act”) was signed into law on December 27, 2020, including an extension of certain expiring tax provisions. Our interpretations of the provisions within the Stimulus Bills could differ from future interpretations and guidance from the U.S Treasury Department, the Internal Revenue Service, and other regulatory agencies, including state taxing authorities in jurisdictions in which we operate. We are also subject to audits by various taxing authorities. An adverse outcome from an audit could unfavorably impact our effective tax rate and increase our tax liabilities.

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

Conversion of our Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interests of our stockholders. In September 2015, we issued 0.75% convertible senior notes due September 2021 (the “Notes”), and at January 30, 2021, $58.3 million aggregate principal amount of Notes remain outstanding. In connection with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions with the hedge counterparties. These hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlay the Notes sold in the offering. We also entered into separate, privately negotiated warrant transactions with the hedge counterparties relating to the same number of shares of our common stock, subject to customary anti-dilution. At our election, we may settle the Notes tendered for conversion entirely or partly in shares of our common stock. Further, the warrants evidenced by the warrant transactions may be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect the then-prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

Our convertible note hedge transactions and the warrant transactions may affect our common stock. The hedge counterparties and/or their affiliates may modify their hedge positions with respect to the Note hedge transactions and the warrant transactions from time to time. They may do so by purchasing and/or selling shares of our common stock and/or other securities of ours, including the Notes, in privately negotiated transactions and/or open-market transactions or by entering into and/or unwinding various over-the-counter derivative transactions with respect to our common stock. The hedge counterparties are likely to modify their hedge positions during any observation period related to a conversion of the Notes or following any repurchase of the Notes by us on any fundamental change (as defined in the indenture governing the Notes) repurchase date. The effect, if any, of these transactions on the market price of our common stock will depend on a variety of factors, including market conditions, and could adversely affect the market price of our common stock and lead to increased volatility in transactions involving our common stock. In addition, there may be no visibility with respect to transactions involving the hedge counterparties and/or their affiliates, and those parties may choose to engage in, or to discontinue engaging in, any of these transactions with or without notice at any time, and their decisions will be at their sole discretion and not within our control.

We are subject to counterparty risk with respect to the Note hedge transactions. We are subject to the risk that the financial institutions that are counterparties to the Note hedge transactions could default under the Note hedge transactions. Our exposure to the credit risk of the hedge counterparties is unsecured by any collateral. Global economic conditions have from time to time resulted in failure or financial difficulties for many financial institutions. In addition, upon a default by a hedge counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any hedge counterparty.

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2021, our common stock fluctuated from a low of $13.49 per share to a high of $89.88 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

In addition, other factors, such as market disruptions, industry outlook, general economic conditions, widespread public health epidemics, including the COVID-19 pandemic, and political events, could decrease the market price of our common stock and, as a result, investors could lose some or all of their investments.

Risks Related to the Operation of Our Business

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

The loss or long-term incapacitation of one or more of our executive officers or other key employees could adversely affect our business. We depend on the continued and ongoing services of our executive officers and other key employees, including the senior management of our subsidiaries. In many instances, these employees have significant experience and expertise in our industry. Competition for senior management personnel is intense and we cannot be certain that any of our executive officers or other key management personnel will remain employed by us or that they will otherwise be able to provide service to us for any length of time. We do not carry “key-person” life or disability insurance on any of our employees. The loss or long-term incapacitation of any one of our executive officers or other key employees could negatively affect our customer relationships or the ability to execute our business strategy, which could adversely affect our business.

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

Risks Related to Laws and Regulations

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

We retain the risk of loss for certain insurance-related liabilities. Within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), environmental liability, workers’ compensation, and employee group health. We are effectively self-insured for the majority of claims because most claims against us fall below the deductibles under our insurance policies. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure and any claims that reach these retained levels of exposure are self-insured. We estimate and develop our accrual for these claims, including losses incurred but not reported, based on facts, circumstances, and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors not known at the time such estimates are made. These factors include the estimated development of claims, the payment pattern of claims incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions, and court interpretations. Should the cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur additional charges that could adversely affect our results of operations and financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 11, Accrued Insurance Claims, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We may be subject to litigation, indemnity claims, and other disputes, which could result in significant liabilities and adversely impact our financial results. From time to time, we are subject to lawsuits, arbitration proceedings, and other claims brought or threatened against us by third parties, including our customers. These actions and proceedings may involve claims for, among other things, compensation for personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, multiemployer pension plan withdrawal liabilities, liquidated damages, consequential damages, punitive damages and civil penalties or other losses, or injunctive or declaratory relief. In addition, we may also be subject to class action lawsuits, including those alleging violations of the Fair Labor Standards Act, state and municipal wage and hour laws, and misclassification of independent contractors. We also indemnify our customers for claims arising out of or related to the services we provide and our actions or omissions under our contracts. In some instances, we may be allocated risk through our contract terms for the actions or omissions of our customers, subcontractors, or other third parties.

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA. There can be no assurance that the Company’s subsidiary will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, this subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded. Given the early stage of this action, it is not possible to estimate a range of loss that could result from either an adverse judgment or a settlement of this matter.

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

Risks Related to Our Ability to Grow Our Business

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

Our debt obligations impose restrictions that may limit our operating and financial flexibility, and a failure to comply with these obligations could result in the acceleration of our debt. We have a credit agreement with a syndicate of banks, which provides for a $750.0 million revolving facility, $450.0 million in aggregate term loan facility, and contains a sublimit of $200.0 million for the issuance of letters of credit. As of January 30, 2021, we had $421.9 million outstanding under the term loans and $52.2 million of outstanding letters of credit issued under our credit agreement. We had $105.0 million of outstanding borrowings under our revolving facility as of January 30, 2021. This credit agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. Our credit agreement also requires us to comply with certain financial covenants, including a consolidated net leverage ratio and a consolidated interest coverage ratio. These covenants in our credit agreement may prevent us from engaging in transactions that benefit us and may limit our flexibility in the execution of our business strategy. Additionally, the indenture governing the Notes includes cross-acceleration and cross-default provisions with our bank credit facility. If our financial results fall below anticipated levels, we may be unable to comply with these covenants and a default under our credit agreement could result in the acceleration of our obligations under both our credit agreement and the indenture governing the Notes, which could adversely affect our liquidity and our ability to execute our business strategy.

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

Item 3. Legal Proceedings.

Refer to Note 21, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”.

Holders

As of March 1, 2021, there were approximately 486 holders of record of our $0.33 1/3 par value per share common stock.

Dividend Policy

We have not paid cash dividends since 1982. Our Board of Directors occasionally evaluates the payment of a dividend based on our financial condition, profitability, cash flow, capital requirements, and the outlook of our business. We currently intend to retain any earnings for use in the business and other capital allocation strategies which may include investment in acquisitions and share repurchases. Consequently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is hereby incorporated by reference from the section entitled “Equity Compensation Plan Information” found in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 25, 2020 - November 21, 2020	—	$—	—	(2)
November 22, 2020 - December 19, 2020	450,000	$74.94	—	(2)
December 20, 2020 - January 30, 2021	874,381	$75.80	—	(2)
(1) All shares repurchased have been subsequently canceled.

(2) On August 24, 2020, the Company announced that its Board of Directors had authorized a $100.0 million program to repurchase shares of the Company’s outstanding common stock through February 2022 in open market or private transactions. During the fourth quarter of fiscal 2021, the Company repurchased 1,324,381 shares of its common stock, at an average price of $75.51, for $100.0 million. On March 3, 2021, the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group for fiscal 2015 through fiscal 2021. The selected peer group consists of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Primoris Services Corporation. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2015. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with our consolidated financial statements and accompanying notes, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K. Fiscal 2020, fiscal 2019, and fiscal 2017 each consisted of 52 weeks of operations. Fiscal 2021 and fiscal 2016 consisted of 53 weeks of operations. The results of operations of businesses acquired are included in the following selected financial data from their dates of acquisition (dollars in thousands, except per share amounts):

	Fiscal Year Ended			Six Months Ended	Fiscal Year Ended
	January 30, 2021	January 25, 2020(1)	January 26, 2019(1)	January 27, 2018(2)	July 29, 2017(6)	July 30, 2016(7)
Operating Data:
Revenues	$3,199,165	$3,339,682	$3,127,700	$1,411,348	$3,066,880	$2,672,542
Net income	$34,337	$57,215	$62,907	$68,835	$157,217	$128,740
Earnings Per Common Share:
Basic	$1.08	$1.82	$2.01	$2.22	$5.01	$3.98
Diluted(3)	$1.07	$1.80	$1.97	$2.15	$4.92	$3.89
Balance Sheet Data (at end of period):
Total assets(4)	$1,944,165	$2,217,631	$2,097,503	$1,840,956	$1,899,307	$1,719,716
Long-term liabilities(2)(4)	$684,367	$1,026,002	$1,008,344	$856,348	$909,186	$839,802
Stockholders’ equity(5)	$811,308	$868,604	$804,168	$724,996	$671,583	$557,287
(1) On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, we had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, we recorded a non-cash charge of $17.2 million reflecting our evaluation of recoverability of these receivables and contract assets as of January 26, 2019. During the first quarter of fiscal 2020, we recovered $10.3 million of these previously reserved accounts receivable and contract assets. Windstream emerged from bankruptcy in September 2020.

(2) The 2018 transition period includes an income tax benefit associated with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) of approximately $32.2 million. This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. In addition, the 2018 transition period includes an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards as a result of the application of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). See Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding these tax benefits.

(3) Diluted shares used in computing diluted earnings per common share for the 2018 transition period increased by approximately 177,575 shares as a result of the adoption of ASU 2016-09. Additionally, diluted shares used in computing diluted earnings per common share for the 2018 transition period increased by 217,394 shares resulting from the embedded convertible feature in our 0.75% convertible senior notes due September 2021 (the “Notes”). See Note 4, Computation of Earnings per Common Share, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding these dilutive effects.

(4) Balance sheet data presented for fiscal 2020 reflects the adoption of Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) which resulted in the recognition of operating lease right-of-use assets and corresponding lease liabilities. Balance sheet data presented for fiscal 2020, fiscal 2019, and the 2018 transition period reflects the adoption of Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), under which deferred tax liabilities are presented net of deferred tax assets. No prior periods have been retrospectively adjusted for the adoption of ASU 2015-17.

(5) We did not repurchase any of our common stock during fiscal 2020 or fiscal 2019. The following table summarizes our share repurchases during fiscal 2021, the 2018 transition period, fiscal 2017, and fiscal 2016:

	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 30, 2021	January 27, 2018	July 29, 2017	July 30, 2016
Shares	1,324,381	200,000	713,006	2,511,578
Amount paid (dollars in millions)	$100.0	$16.9	$62.9	$170.0
Average price per share	$75.51	$84.38	$88.23	$67.69
(6) During fiscal 2017, we entered into a $35.0 million incremental term loan facility, thereby increasing the aggregate term loan facility to $385.0 million.

(7) During fiscal 2016, we issued the Notes in a private placement in the principal amount of $485.0 million. A portion of the proceeds were used to fund the full redemption of our 7.125% senior subordinated notes in the outstanding principal amount of $277.5 million. In connection with the offering of the Notes, we entered into convertible note hedge transactions at a cost of approximately $115.8 million. In addition, we entered into separately negotiated warrant transactions resulting in proceeds of approximately $74.7 million. See Note 14, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our debt transactions. As of January 30, 2021, there was $58.3 million aggregate principal amount of Notes outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes, as well as Part I, Item 1. Business, and Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

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

Significant demand for broadband is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have indicated that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. This view appears to be increasing the appetite for fiber deployments and the industry effort required to deploy high capacity fiber networks continues to meaningfully broaden our set of opportunities. Access to high-capacity telecommunications has become increasingly crucial to society in the time of the COVID-19 pandemic, especially in rural America. The wide and active participation in the recently completed Federal Communications Commission (“FCC”) Rural Digital Opportunity Fund (“RDOF”) auction augurs well for dramatically increased rural network investment supported by private capital that in the case of at least some of the participants is expected to be significantly more than the FCC subsidy. Although it is uncertain whether the demand triggered by the COVID-19 pandemic will be maintained at current levels, we expect demand for access to high-capacity telecommunications to continue.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber-to-the-home to enable 1 gigabit high-speed connections. Increasingly, rural electric utilities are doing the same. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Deployments to expand capacity as well as new build opportunities are underway. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business. In addition, we continue to provide integrated planning, engineering and design, procurement and construction and maintenance services to several industry participants.

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, our customers’ positioning and strategic plans, and any potential effects from the COVID-19 pandemic. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as COVID-19. Since March 2020, the economy of the United States has been severely impacted by the nation’s response to COVID-19. Measures taken in response to the COVID-19 pandemic have included travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed for varying periods of time and in varying geographic regions.

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its effects on our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the continuing impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing to continue investments in the services we provide. Furthermore, the COVID-19 pandemic has caused delays, and increases the risk of further delays, in our provision of construction services due to delays in our ability to obtain permits from government agencies. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part I of this report.

Fiscal Year

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. We use a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2021 consisted of 53 weeks and fiscal 2020 and fiscal 2019 consisted of 52 weeks of operations.

We refer to the period beginning January 26, 2020 and ending on January 30, 2021 as “fiscal 2021”, the period beginning on January 27, 2019 and ending on January 25, 2020 as “fiscal 2020”, the period beginning on January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, and the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 74.1%, 78.4%, and 78.4% of our total contract revenues during fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during fiscal 2021, fiscal 2020, and fiscal 2019:

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Verizon Communications Inc.	18.8%	21.8%	19.2%
Lumen Technologies Inc.(1)	16.9%	16.4%	13.6%
AT&T Inc.	16.7%	20.6%	21.2%
Comcast Corporation	16.7%	15.1%	20.8%
Windstream Holdings, Inc.	5.0%	4.5%	3.6%
Charter Communications, Inc.	2.5%	2.8%	3.6%
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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Multi-year master service agreements	71.7%	65.4%	63.8%
Other long-term contracts	18.3	23.2	22.9
Total long-term contracts	90.0%	88.6%	86.7%

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

The results of these businesses acquired are included in our consolidated financial statements from their respective dates of acquisition. The purchase price allocations of the 2019 acquisition were completed within the 12-month measurement period from the date of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations. Interest expense also includes the non-cash amortization of our 0.75% convertible senior notes (the “Notes”) debt discount and amortization of debt issuance costs. See Note 14, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for information on the non-cash amortization of the debt discount and debt issuance costs.

Gain on Debt Extinguishment. Gain on debt extinguishment for fiscal 2021 of $12.0 million includes pre-tax charges related to the extinguishment of $401.7 million of our Notes, including the write-off of deferred debt issuance costs on the Notes.

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

Revenue Recognition. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 10% of contract revenues during fiscal 2021.

For certain contracts, representing less than 5% of contract revenues during fiscal 2021, fiscal 2020, and fiscal 2019, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

We participate in a customer-sponsored vendor payment program for one of our customers. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. We incur a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the consolidated statements of operations.

Contract assets. Contract assets include unbilled amounts typically resulting from arrangements whereby complete satisfaction of a performance obligation and the right to payment are conditioned on completing additional tasks or services.

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 30, 2021 and January 25, 2020, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain annual stop-loss limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Losses for claims beyond our retained risk of loss are covered by insurance up to our coverage limits.

For fiscal 2019 and fiscal 2020 with regards to workers’ compensation losses, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’compensation insurance in two states in which we participate in state-sponsored insurance funds. With regard to automobile liability and general liability losses, we retained risk of loss up to $1.0 million on a per-occurrence basis.

For fiscal 2021 with regard to workers’ compensation losses, our retention of risk remained the same as fiscal 2020. With regard to automobile liability and general liability losses we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. In addition, we also retained the risk of loss for automobile and general liability for the next $5.0 million on a per-occurrence basis with aggregate loss limits of $11.5 million within this layer of retention.

For fiscal 2022 with regard to workers’ compensation losses, our retention of risk remains the same as fiscal 2021. With regard to automobile liability and general liability losses, our retention of primary risk remains the same as fiscal 2021. In addition, we reduced our coverage limit and retained $10.0 million risk of loss on a per occurrence basis for losses above $30.0 million.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2019, we retained the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants of $425,000. For the calendar year 2020, we retained the risk of loss on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. For the calendar year 2021, we retained the risk of loss on an annual basis, up to the first $600,000 of claims per participant.

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

	January 30, 2021	January 25, 2020
Accrued insurance claims - current	$41,736	$38,881
Accrued insurance claims - non-current	70,224	56,026
Accrued insurance claims	$111,960	$94,907

Insurance recoveries/receivables:
Non-current (included in Other assets)	$15,837	$4,864
Insurance recoveries/receivables	$15,837	$4,864
The liability for total accrued insurance claims included incurred but not reported losses of approximately $59.6 million and $54.6 million as of January 30, 2021 and January 25, 2020, respectively.

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

In addition to the impacts described above, fluctuations in our effective income tax rate were also attributable to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, and the impact of the vesting and exercise of share-based awards. Additionally, during fiscal 2021 our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback technical correction under the CARES Act. See Note 15, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

During fiscal 2021 the economy of the United States was severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) have decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

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

We performed our annual impairment assessment for fiscal 2021, fiscal 2020, and fiscal 2019, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods other than the first quarter of fiscal 2021 as described above. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value based on our best estimate of the revenue growth rate and projected operating margin.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2021, fiscal 2020, and fiscal 2019;

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Terminal Growth Rate	3.0%	3.0%	2.5% - 3.00%
Discount Rate	10.0%	10.0%	11.0%
The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate was consistent for fiscal 2021 and fiscal 2020. The decrease in the discount rate for fiscal 2020 from fiscal 2019 was mainly a result of a decrease in the cost of debt. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2021 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2021 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units except for one. For this reporting unit with goodwill of $10.1 million, the excess of fair value above its carrying value was 7.5% of the fair value. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2021 impairment analysis. Management has determined the goodwill balance of this one reporting unit may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting unit was not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2021 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 30, 2021, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

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

Significant demand for broadband is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have indicated that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. This view appears to be increasing the appetite for fiber deployments and the industry effort required to deploy high capacity fiber networks continues to meaningfully broaden our set of opportunities. Access to high-capacity telecommunications has become increasingly crucial to society in the time of the COVID-19 pandemic, especially in rural America. The wide and active participation in the recently completed Federal Communications Commission (“FCC”) Rural Digital Opportunity Fund (“RDOF”) auction augurs well for dramatically increased rural network investment supported by private capital that in the case of at least some of the participants is expected to be significantly more than the FCC subsidy. Although it is uncertain whether the demand triggered by the COVID-19 pandemic will be maintained at current levels, we expect demand for access to high-capacity telecommunications to continue.

Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Telephone companies are deploying fiber-to-the-home to enable 1 gigabit high-speed connections. Increasingly, rural electric utilities are doing the same. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Deployments to expand capacity as well as new build opportunities are underway. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business. In addition, we continue to provide integrated planning, engineering and design, procurement and construction and maintenance services to several industry participants.

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, our customers’ positioning and strategic plans, and any potential effects from the COVID-19 pandemic. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as COVID-19. Since March 2020, the economy of the United States has been severely impacted by the nation’s response to

COVID-19. Measures taken in response to the COVID-19 pandemic have included travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed for varying periods of time and in varying geographic regions.

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its effects on our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the continuing impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing to continue investments in the services we provide. Furthermore, the COVID-19 pandemic has caused delays, and increases the risk of further delays, in our provision of construction services due to delays in our ability to obtain permits from government agencies. For further discussion of this matter, refer “Item 1A. Risk Factors” in Part I of this report.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	January 30, 2021		January 25, 2020
Contract revenues	$3,199.2	100.0%	$3,339.7	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	2,642.0	82.6	2,779.7	83.2
General and administrative	259.8	8.1	254.6	7.6
Depreciation and amortization	175.9	5.5	187.6	5.6
Goodwill impairment charge	53.3	1.7	—
Total	3,130.9	97.9	3,221.9	96.5
Interest expense, net	(29.7)	(0.9)	(50.9)	(1.5)
Gain (loss) on debt extinguishment	12.0	0.4	(0.1)	—
Other income, net	8.6	0.3	11.7	0.3
Income before income taxes	59.2	1.9	78.5	2.4
Provision for income taxes	24.9	0.8	21.3	0.6
Net income	$34.3	1.1%	$57.2	1.7%

A comparison of our financial results for fiscal 2020 and fiscal 2019 can be found in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended January 25, 2020, filed on March 2, 2020.

Contract Revenues. Contract revenues were $3.199 billion during fiscal 2021 compared to $3.340 billion during fiscal 2020. Additionally, we earned $14.6 million and $4.7 million of contract revenues from storm restoration services during fiscal 2021 and fiscal 2020, respectively. Fiscal 2021 had 53 weeks of operations while fiscal 2020 had 52 weeks.

Excluding amounts generated from storm restoration services, contract revenues decreased by $150.4 million during fiscal 2021 compared to fiscal 2020. Contract revenues decreased by approximately $155.0 million for a large telecommunications customer improving its network and by approximately $126.7 million for a large telecommunications customer primarily for services for fiber deployments. Additionally, contract revenues decreased by approximately $5.4 million for a large telecommunications customer primarily for decreases in services performed under existing contracts. Partially offsetting these decreases, contract revenues increased by approximately $30.2 million for a leading cable multiple system operator from installation, maintenance and construction services, including services to provision fiber to small and medium businesses, as well as network improvements. Contract revenues also increased by approximately $10.1 million for services performed for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $96.4 million on a combined basis during fiscal 2021 compared to fiscal 2020.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.1%, 7.2%, and 3.7%, respectively, for fiscal 2021 compared to 90.8%, 6.1%, and 3.1%, respectively, for fiscal 2020.

Costs of Earned Revenues. Costs of earned revenues decreased to $2.642 billion, or 82.6% of contract revenues, during fiscal 2021 compared to $2.780 billion, or 83.2% of contract revenues, during fiscal 2020. The primary components of the decrease were a $67.4 million aggregate decrease in direct labor and subcontractor costs, a $51.7 million decrease in direct materials, a $17.4 million decrease in equipment maintenance and fuel costs combined, and a $1.2 million decrease in other direct costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.6% during fiscal 2021 compared to fiscal 2020. As a percentage of contract revenues, direct materials decreased 1.2% primarily as a result of our mix of work in which we provide materials for our customers. Equipment maintenance and fuel costs combined decreased 0.3% as a percentage of contract revenues during fiscal 2021. Labor and subcontracted labor costs increased 0.6% and other direct costs increased 0.3% as a percentage of contract revenues on a combined basis.

General and Administrative Expenses. General and administrative expenses increased to $259.8 million, or 8.1% of contract revenues, during fiscal 2021 compared to $254.6 million, or 7.6% of contract revenues, during fiscal 2020. The increase in total general and administrative expenses primarily resulted from increased performance based compensation and stock -based compensation. Additionally total general and administrative expenses included a provision for bad debt expense of $0.4 million during fiscal 2021, compared to net recoveries of accounts receivable of $6.5 million during fiscal 2020. Other general and administrative expenses decreased by $13.1 million as a result of declines in payroll costs, professional fees and travel expenses, offset in part by an increase in software license and maintenance fees, and insurance cost.

Depreciation and Amortization. Depreciation expense was $155.3 million, or 4.9% of contract revenues, during fiscal 2021, compared to $166.4 million, or 5.0% of contract revenues, during fiscal 2020. The decrease in depreciation expense during fiscal 2021 was primarily due to the reduction in capital asset acquisitions in the last half of fiscal 2020 and throughout fiscal 2021. Amortization expense was $20.6 million and $21.2 million during fiscal 2021 and fiscal 2020, respectively.

Interest Expense, Net. Interest expense, net was $29.7 million and $50.9 million during fiscal 2021 and fiscal 2020, respectively. Interest expense includes $7.4 million and $20.1 million for the non-cash amortization of the debt discount associated with the 0.75% convertible senior notes due September 2021 (the “Notes”) during fiscal 2021 and fiscal 2020, respectively. Excluding this amortization, interest expense, net decreased to $22.2 million during fiscal 2021 from $30.7 million during fiscal 2020 as a result of lower outstanding borrowings.

Other Income, Net. Other income, net was $8.6 million and $11.7 million during fiscal 2021 and fiscal 2020, respectively. The change in other income, net was primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $10.0 million and $14.9 million during fiscal 2021 and fiscal 2020, respectively. Other income, net also reflects $2.1 million and $4.2 million of expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program during fiscal 2021 and fiscal 2020, respectively.

Gain on Debt Extinguishment. Gain on debt extinguishment for fiscal 2021 of $12.0 million includes pre-tax charges related to the extinguishment of $401.7 million of our 0.75% convertible senior notes (the “Notes”), including the write-off of deferred debt issuance costs on the Notes.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2021 and fiscal 2020 (dollars in millions):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020
Income tax provision	$24.9	$21.3
Effective income tax rate	42.0%	27.1%
In response to the COVID-19 pandemic, the Stimulus Bills were signed into law and include tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss

(“NOL”) carryback provisions. During fiscal 2021, we recognized an income tax benefit of $2.6 million from a tax loss carryback technical correction under the CARES Act.
Fluctuations in our effective income tax rate were primarily attributable to the difference in income tax rates from state to state where work was performed, variances in non-deductible and non-taxable items, and the impact of the vesting and exercise of share-based awards during the periods. Additionally, during fiscal 2021, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback technical correction under the CARES Act.

Net Income. Net income was $34.3 million for fiscal 2021 compared to $57.2 million for fiscal 2020.

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

	Fiscal Year Ended
	January 30, 2021	January 25, 2020
Net income	$34,337	$57,215
Interest expense, net	29,671	50,859
Provision for income taxes	24,880	21,321
Depreciation and amortization	175,897	187,556
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	264,785	316,951
Gain on sale of fixed assets	(10,026)	(14,879)
Stock-based compensation expense	12,771	10,034
Charges for a wage and hour litigation settlement	2,254	—
Goodwill impairment charge	53,264	—
(Gain) loss on debt extinguishment	(12,046)	76
Recovery of previously reserved accounts receivable and contract assets	—	(10,345)
Q1-20 charge for warranty costs	—	8,200
Non-GAAP Adjusted EBITDA	$311,002	$310,037

Non-GAAP Adjusted EBITDA % of contract revenues	9.7%	9.3%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $11.8 million as of January 30, 2021, compared to $54.6 million as of January 25, 2020. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

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

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $801.9 million as of January 30, 2021 compared to $957.8 million as of January 25, 2020.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement, and cash on hand. We expect capital expenditures, net of disposals, to range from $150.0 million to $160.0 million during fiscal 2022 to support growth opportunities and the replacement of certain fleet assets.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on the Notes and outstanding term loan facility and revolver borrowings under our credit agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, experience difficulty or delays in collecting amounts owed to us by our customers, increase our working capital in connection with new or existing customer programs, or to the extent we repurchase our common stock, repay credit agreement borrowings, or redeem or convert the Notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for fiscal 2021 and fiscal 2020 (dollars in millions):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020
Net cash flows:
Provided by operating activities	$381.8	$58.0
Used in investing activities	$(44.6)	$(101.2)
Used in financing activities	$(383.4)	$(31.1)

Cash Provided By Operating Activities. Depreciation and amortization, goodwill impairment charge, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and bad debt recovery were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During fiscal 2021, net cash provided by operating activities was $381.8 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $113.3 million of operating cash flow during fiscal 2021. Working capital changes that used operating cash flow during fiscal 2021 included increases in accounts receivable of $41.8 million. Changes that provided operating cash flow during fiscal 2021 included a decrease in contract assets, net; other current assets and inventories; income tax receivable; and other assets of $53.7 million, $27.3 million, $7.5 million and $9.2 million, respectively. In addition, a net increase in accounts payable of $43.7 million and accrued liabilities of $13.6 million, each primarily as a result of the timing of payments, provided operating cash flow during fiscal 2021.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 136 days as of January 30, 2021, compared to 130 days as of January 25, 2020. The increase in our DSO was primarily a result of the amount of work performed under a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of January 30, 2021 and January 25, 2020 and Note 20, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of January 30, 2021 or January 25, 2020.

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

Cash Used in Investing Activities. Net cash used in investing activities was $44.6 million during fiscal 2021. During fiscal 2021, capital expenditures of $58.0 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $13.4 million.
Net cash used in investing activities was $101.2 million during fiscal 2020. During fiscal 2020, capital expenditures of $120.6 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $19.0 million.
Cash Used in by Financing Activities. Net cash used in financing activities was $383.4 million during fiscal 2021. During fiscal 2021, borrowings under our credit agreement, net of repayments, were $82.5 million. We repurchased 1,324,381shares of our common stock in open market transactions, at an average price $75.51 per share, for $100.0 million. We also purchased $401.7 million of our convertible senior notes (“Notes”) for $371.4 million, including interest and fees, resulting in a $30.8 million redemption discount on convertible debt. In connection with the purchase, we unwound convertible note hedge transactions and warrants proportionally to the number of Notes. We received $7.2 million for the settlement of the convertible note hedges and paid $7.2 million for the warrants. During fiscal 2021, we withheld shares and paid $0.7 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the period. Partially offsetting these uses, we received $5.7 million from the exercise of stock options during fiscal 2021.

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

Standby letters of credit of approximately $52.2 million and $52.3 million, issued as part of our insurance program, were outstanding under our credit agreement as January 30, 2021 and January 25, 2020, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of January 30, 2021 and January 25, 2020 were as follows:

	Weighted Average Rate End of Period
	January 30, 2021	January 25, 2020
Borrowings - Term loan facility	1.63%	3.67%
Borrowings - Revolving facility(1)	2.14%	—%
Standby Letters of Credit	1.50%	2.00%
Unused Revolver Commitment	0.25%	0.40%
(1) There were no outstanding borrowings under our revolving facility as of January 25, 2020.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing 12 month consolidated EBITDA to our consolidated interest expense, each as defined by our credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contains a minimum liquidity covenant that would become effective beginning 91 days before the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes were greater than $250.0 million, however, this covenant terminated on June 5, 2020 when the outstanding principal amount of the Notes was reduced to $58.3 million. At January 30, 2021 and January 25, 2020, we were in compliance with the financial covenants of our credit agreement and had borrowing availability under our revolving facility of $558.7 million and $287.0 million, respectively, as determined by the most restrictive covenant.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 30, 2021 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
0.75% convertible senior notes due September 2021	$58,264	$—	$—	$—	$58,264
Credit agreement – revolving facility	—	105,000	—	—	105,000
Credit agreement – term loan facility	25,312	396,563	—	—	421,875
Fixed interest payments on long-term debt(1)	437	—	—	—	437
Obligations under long-term operating leases(2)	28,159	31,253	9,647	2,178	71,237
Obligations under short-term operating leases(3)	719	—	—	—	719
Employment agreements	18,754	7,834	1,392	—	27,980
Deferral of tax payments(4)	18,600	18,742	—	—	37,342
Purchase and other contractual obligations(5)	34,291	1,597	—	—	35,888
Total	$184,536	$560,989	$11,039	$2,178	$758,742
(1) Includes interest payments on our $58.3 million principal amount of 0.75% convertible senior notes due 2021 outstanding and excludes interest payments on our variable rate debt. Variable rate debt as of January 30, 2021 consisted of $421.9 million outstanding under our term loan facility and $105.0 million of revolver borrowings.

(2) Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $1.7 million as of January 30, 2021.

(3) Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of January 30, 2021.

(4) Amounts represent deferral of payroll tax payments, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022, as permitted by the CARES Act.

(5) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of January 30, 2021, purchase and other contractual obligations includes approximately $32.9 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 30, 2021. See Note 17, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding obligations under multi-employer defined pension plans.

Our consolidated balance sheet as of January 30, 2021 includes a long-term liability of approximately $70.2 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $5.9 million and $4.7 million, as of January 30, 2021 and January 25, 2020, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 30, 2021 and January 25, 2020 we had $212.2 million and $156.1 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $111.1 million as of January 30, 2021. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 30, 2021 and January 25, 2020, we had $20.9 million and $23.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $52.2 million and $52.3 million outstanding standby letters of credit issued under our credit agreement as of January 30, 2021 and January 25, 2020, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.810 billion and $7.314 billion at January 30, 2021, and January 25, 2020, respectively. We expect to complete 40.9% of the January 30, 2021 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously reported due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather, and the potential adverse effects of the COVID-19 pandemic. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Legal Proceedings

Refer to Note 21, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

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

Our credit agreement permits borrowings at a variable rate of interest. On January 30, 2021, we had variable rate debt outstanding under our credit agreement of $421.9 million under our term loan facility and $105.0 million of revolver borrowings. Interest related to these borrowings fluctuates based on LIBOR or the base rate of the bank administrative agent of our credit agreement. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.6 million annually.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “Notes”), which bear a fixed rate of interest of 0.75%. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. The Notes were purchased through a tender offer as well as a portion in privately-negotiated transactions. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021.

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $104.50 and $97.25 as of January 30, 2021 and January 25, 2020, respectively (dollars in thousands)

	January 30, 2021	January 25, 2020
Principal amount of Notes	$58,264	$460,000
Less: Debt discount and debt issuance costs	(1,854)	(37,474)
Net carrying amount of Notes	$56,410	$422,526

Fair value of principal amount of Notes	$60,886	$447,350
Less: Debt discount and debt issuance costs	(1,854)	(37,474)
Fair value of Notes	$59,032	$409,876
A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the Notes of approximately $0.2 million, calculated on a discounted cash flow basis as of January 30, 2021.

In connection with the issuance of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021in connection with the purchase of $25 million and $401.7 million, respectively, of the Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 0.601 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25 million and $401.7 million, respectively, of the Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock. See Note 14, Debt, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional discussion of these debt transactions.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 30, 2021	January 25, 2020
ASSETS
Current assets:
Cash and equivalents	$11,770	$54,560
Accounts receivable, net (Note 6)	858,123	817,245
Contract assets	197,110	253,005
Inventories	70,849	98,324
Income tax receivable	1,706	3,168
Other current assets	29,072	31,991
Total current assets	1,168,630	1,258,293

Property and equipment, net	273,960	376,610
Operating lease right-of-use assets	63,179	69,596
Goodwill	272,485	325,749
Intangible assets, net	119,322	139,945
Other assets	46,589	47,438
Total assets	$1,944,165	$2,217,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,966	$119,612
Current portion of debt	81,722	22,500
Contract liabilities	14,101	16,332
Accrued insurance claims	41,736	38,881
Operating lease liabilities	24,769	26,581
Income taxes payable	6,387	344
Other accrued liabilities	120,809	98,775
Total current liabilities	448,490	323,025

Long-term debt	501,562	844,401
Accrued insurance claims - non-current	70,224	56,026
Operating lease liabilities - non-current	38,359	43,606
Deferred tax liabilities, net non-current	47,650	75,527
Other liabilities	26,572	6,442
Total liabilities	1,132,857	1,349,027

COMMITMENTS AND CONTINGENCIES (Note 21)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 30,615,167 and 31,583,938 issued and outstanding, respectively	10,205	10,528
Additional paid-in capital	2,284	30,158
Accumulated other comprehensive loss	(1,769)	(1,781)
Retained earnings	800,588	829,699
Total stockholders’ equity	811,308	868,604
Total liabilities and stockholders’ equity	$1,944,165	$2,217,631

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019

Contract revenues	$3,199,165	$3,339,682	$3,127,700

Costs of earned revenues, excluding depreciation and amortization	2,641,989	2,779,730	2,562,392
General and administrative	259,770	254,590	269,140
Depreciation and amortization	175,897	187,556	179,603
Goodwill impairment charge	53,264	—	—
Total	3,130,920	3,221,876	3,011,135

Interest expense, net	(29,671)	(50,859)	(44,369)
Gain (loss) on debt extinguishment	12,046	(76)	—
Other income, net	8,597	11,665	15,842
Income before income taxes	59,217	78,536	88,038

Provision for income taxes	24,880	21,321	25,131

Net income	$34,337	$57,215	$62,907

Earnings per common share:
Basic earnings per common share	$1.08	$1.82	$2.01

Diluted earnings per common share	$1.07	$1.80	$1.97

Shares used in computing earnings per common share:
Basic	31,665,183	31,498,474	31,250,376

Diluted	32,090,578	31,821,782	31,990,168

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Net Income	$34,337	$57,215	$62,907
Foreign currency translation gains (losses), net of tax	12	(499)	(136)
Comprehensive income	$34,349	$56,716	$62,771

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2018	31,185,669	$10,395	$6,170	$(1,146)	$709,577	$724,996
Stock options exercised	82,235	27	844	—	—	871
Stock-based compensation	3,122	1	20,186	—	—	20,187
Issuance of restricted stock, net of tax withholdings	159,005	54	(4,711)	—	—	(4,657)
Other comprehensive loss	—	—	—	(136)	—	(136)
Net income	—	—	—	—	62,907	62,907
Balances as of January 26, 2019	31,430,031	10,477	22,489	(1,282)	772,484	804,168
Stock options exercised	45,258	15	488	—	—	503
Stock-based compensation	2,803	1	10,033	—	—	10,034
Issuance of restricted stock, net of tax withholdings	105,846	35	(1,733)	—	—	(1,698)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(1,206)	—	—	(1,206)
Purchase of warrants	—	—	(301)	—	—	(301)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	388	—	—	388
Other comprehensive loss	—	—	—	(499)	—	(499)
Net income	—	—	—	—	57,215	57,215
Balances as of January 25, 2020	31,583,938	10,528	30,158	(1,781)	829,699	868,604
Cumulative effect from implementation of ASU 2016-13	—	—	—	—	(471)	(471)
Stock options exercised	295,650	98	5,640	—	—	5,738
Stock-based compensation	4,962	1	12,770	—	—	12,771
Issuance of restricted stock, net of tax withholdings	54,998	19	(747)	—	—	(728)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(8,976)	—	—	(8,976)
Purchase of warrants	—	—	(7,176)	—	—	(7,176)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	7,197	—	—	7,197
Repurchase of common Stock	(1,324.381)	(441)	(36,582)	—	(62,977)	(100,000)
Other comprehensive income	—	—	—	12	—	12
Net income	—	—	—	—	34,337	34,337
Balances as of January 30, 2021	$30,615,167	$10,205	$2,284	$(1,769)	$800,588	$811,308

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Net income	$34,337	$57,215	$62,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,897	187,556	179,603
Non-cash lease expense	31,828	30,043	—
Deferred income tax (benefit) provision	(28,185)	9,261	8,523
Stock-based compensation	12,771	10,034	20,187
Provision for bad debt (recovery), net	406	(6,540)	17,071
Gain on sale of fixed assets	(10,026)	(14,879)	(19,390)
(Gain) loss on debt extinguishment	(12,046)	76	—
Amortization of debt discount	7,441	20,112	19,103
Amortization of debt issuance costs and other	2,797	4,023	3,686
Goodwill impairment charge	53,264	—	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(41,755)	(195,796)	(30,750)
Contract assets, net	53,664	(35,888)	(149,828)
Other current assets and inventories	27,316	(6,960)	(15,842)
Other assets	9,178	41,068	(25,110)
Income taxes receivable/payable	7,505	(84)	10,357
Accounts payable	43,747	(2,141)	20,064
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	13,638	(39,101)	23,866
Net cash provided by operating activities	381,777	57,999	124,447

Cash flows from investing activities:
Capital expenditures	(58,047)	(120,574)	(164,963)
Proceeds from sale of assets	13,419	19,045	22,949
Cash paid for acquisitions, net of cash acquired	—	—	(20,917)
Other investing activities	—	306	1,576
Net cash used in investing activities	(44,628)	(101,223)	(161,355)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	1,056,000	475,000	423,188
Principal payments on senior credit agreement, including term loans	(973,500)	(480,625)	(331,250)
Debt financing costs	—	—	(7,275)
Repurchase of common stock	(100,000)	—	—
Extinguishment of 0.75% senior notes	(401,736)	(25,000)	—
Redemption discount on convertible debt, net of costs	30,761	675	—
Settlement of convertible note hedges related to extinguished convertible debt	7,197	388	—
Purchase of warrants	(7,176)	(301)	—
Exercise of stock options	5,738	503	871
Restricted stock tax withholdings	(728)	(1,698)	(4,657)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Net cash (used in) provided by financing activities	(383,444)	(31,058)	80,877
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,295)	(74,282)	43,969

Cash, cash equivalents and restricted cash at beginning of period	59,869	134,151	90,182

Cash, cash equivalents and restricted cash at end of period	$13,574	$59,869	$134,151
Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$20,653	$26,655	$22,312
Cash paid for taxes, net	$45,332	$12,017	$6,396
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,556	$8,814	$6,795

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

Accounting Period. In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. We use a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2021 consisted of 53 weeks and fiscal 2020 and fiscal 2019 consisted of 52 weeks of operations.

We refer to the period beginning January 26, 2020 and ending on January 30, 2021 as “fiscal 2021”, the period beginning on January 27, 2019 and ending on January 25, 2020 as “fiscal 2020”, the period beginning on January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”.

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

Revenue Recognition. We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 10% of contract revenues during fiscal 2021.

For certain contracts, representing less than 5% of contract revenues during fiscal 2021, fiscal 2020, and fiscal 2019, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2021, fiscal 2020, and fiscal 2019.

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

We participate in a customer-sponsored vendor payment program for one of our customers. All eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner of the customer. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. We incur a discount fee to the bank on the payments received that is reflected as an expense component in other income, net, in the consolidated statements of operations.

Contract Assets. Contract assets include unbilled amounts typically resulting from arrangements whereby complete satisfaction of a performance obligation and the right to payment are conditioned on completing additional tasks or services.

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 30, 2021 and January 25, 2020, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 9, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $15.6 million and $21.2 million as of January 30, 2021 and January 25, 2020, respectively.

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

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure. We have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions.

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

Income Taxes. We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, and tax credits recognized. Additionally, during fiscal 2021, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback technical correction under the CARES Act. See Note 15, Income Taxes, for further information.

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

We believe our provision for income taxes is adequate; however, any assessment would affect our results of operations and cash flows. With few exceptions, we are no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2016 and prior.
Fair Value of Financial Instruments. Our financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of our long-term debt, which is based on observable market-based inputs (Level 2). See Note 14, Debt, for further information regarding the fair value of such financial instruments. Our cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 30, 2021 and January 25, 2020. During fiscal 2021, fiscal 2020, and fiscal 2019 we had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

3. Accounting Standards

Recently Adopted Accounting Standards

Financial Instruments. In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”) as modified by subsequently issued ASUs 2019-04, 2019-05, 2019-11, and 2020-02. This ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which could result in earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for financial instruments at the time the financial asset is originated or acquired. The financial instruments include accounts receivable and contract assets. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to receivables arising from revenue transactions such as contract assets and accounts receivables. On January 26, 2020, the first day of fiscal 2021, we adopted ASU 2016-13. The standard was adopted utilizing a modified retrospective approach and the adoption did not have a material impact on our consolidated financial statements as credit losses are not expected to be significant based on historical trends and the financial condition of our customers.

Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment testing. An entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. On January 26, 2020, the first day of fiscal 2021, we adopted ASU 2017-04 and there was no effect on the Company’s consolidated financial statements as a result of adoption. See Note 10, Goodwill and Intangible Assets, for disclosure of events during the fiscal year ended January 30, 2021.

Intangibles. In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the provisions of this ASU in the first quarter of fiscal 2021 on a prospective basis. Adoption of the new standard did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

Codification Improvement. In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in this ASU represent changes to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. We will adopt the provisions of this ASU in the first quarter of fiscal 2022 and do not expect the adoption to have a material effect on our consolidated financial statements.

Convertible Debt. In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 - 40). The amendments in this ASU simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing major separation models required under current U.S. GAAP. The amendments also improve the consistency of diluted earnings per share calculations. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The effect of the standard on our consolidated financial statements is still under evaluation, and we do not expect the impact to be material.

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Net income available to common stockholders (numerator)	$34,337	$57,215	$62,907

Weighted-average number of common shares (denominator)	31,665,183	31,498,474	31,250,376

Basic earnings per common share	$1.08	$1.82	$2.01

Weighted-average number of common shares	31,665,183	31,498,474	31,250,376
Potential shares of common stock arising from stock options, and unvested restricted share units	425,395	323,308	555,993
Potential shares of common stock issuable on conversion of 0.75% convertible senior notes due 2021(1)	—	—	183,799
Total shares-diluted (denominator)	32,090,578	31,821,782	31,990,168

Diluted earnings per common share	$1.07	$1.80	$1.97

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	233,988	253,000	130,779
0.75% convertible senior notes due 2021(1) (2)	1,715,972	4,747,706	4,821,935
Warrants(1) (2)	1,715,972	4,747,706	5,005,734
Total	3,665,932	9,748,412	9,958,448

(1) Under the treasury stock method, the convertible senior notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $96.89 per share conversion price. Our average stock price did not exceed the per share conversion price during fiscal 2021; therefore, there was no dilutive impact on earnings per common share for this period. During the first and second quarter of fiscal 2019, our average stock price of $110.46 and $99.27 exceeded the conversion price. As a result, shares presumed to be issuable under the convertible senior notes that were dilutive during each period are included in the calculation of diluted earnings per share for fiscal 2019. The warrants associated with our convertible senior notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above.

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

Purchase Price Allocations

The purchase price allocation of the 2019 acquisition were completed within the 12-month measurement period from the date of acquisition. Adjustments to provisional amounts were recognized in the reporting period in which the adjustments were determined and were not material.

The following table summarizes the aggregate consideration paid for businesses acquired in fiscal 2019 (dollars in millions):

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

Accounts Receivable

Accounts receivable, net classified as current, consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Trade accounts receivable	$352,501	$355,805
Unbilled accounts receivable	492,324	453,353
Retainage	14,974	12,669
Total	859,799	821,827
Less: allowance for doubtful accounts	(1,676)	(4,582)
Accounts receivable, net	$858,123	$817,245

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	January 30, 2021	January 25, 2020
Allowance for doubtful accounts at beginning of period	$4,582	$17,702
Cumulative effect from implementation of ASU 2016-13	471	—
Provision for bad debt (recovery)	406	(6,540)
Amounts charged against the allowance	(3,783)	(6,580)
Allowance for doubtful accounts at end of period	$1,676	$4,582
Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Contract assets	$197,110	$253,005
Contract liabilities	14,101	16,332
Contract assets, net	$183,009	$236,673
The decrease in contract assets, net, in fiscal 2021 from fiscal 2020 primarily resulted from reduced services performed and increased billings under contracts consisting of multiple tasks. There were no other significant changes in contract assets during the period. During fiscal 2021, we performed services and recognized revenue related to all but an immaterial amount of our contract liabilities that existed at January 25, 2020. See Note 7, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of January 30, 2021 or January 25, 2020 were as follows (dollars in millions):

	January 30, 2021		January 25, 2020
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$389.9	37.4%	$440.2	41.8%
Lumen Technologies (1)	$173.5	16.6%	$175.8	16.7%
Comcast Corporation	$131.7	12.6%	$114.0	10.8%
(1) Formerly known as CenturyLink, Inc.

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of January 30, 2021 or January 25, 2020. On April 14, 2020, Frontier Communications filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York, to implement a prearranged debt restructuring plan. As of January 30, 2021, the Company had prepetition outstanding receivables and contract assets in aggregate of approximately $0.6 million with Frontier Communications. The Company has been identified as a critical vendor and expects to continue to provide service to Frontier Communications pursuant to existing contractual obligations and be paid in full for prepetition and post-petition receivables and contract assets.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Prepaid expenses	$14,849	$12,769
Deposits and other current assets	12,817	17,447
Restricted cash	1,372	1,556
Receivables on equipment sales	34	219
Other current assets	$29,072	$31,991
Other assets consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Long-term contract assets	$17,574	$22,653
Deferred financing costs	5,205	7,133
Restricted cash	432	3,753
Insurance recoveries/receivables for accrued insurance claims	15,837	4,864
Other non-current deposits and assets	7,541	9,035
Other assets	$46,589	$47,438

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

See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the consolidated statement of cash flows consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Cash and equivalents	$11,770	$54,560
Restricted cash included in:
Other current assets	1,372	1,556
Other assets (long-term)	432	3,753
Cash, cash equivalents and restricted cash	$13,574	$59,869

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 30, 2021	January 25, 2020
Land	—	$3,796	$4,024
Buildings	10-35	11,169	12,934
Leasehold improvements	1-10	17,030	17,151
Vehicles	1-5	626,809	626,307
Computer hardware and software	1-7	144,989	149,600
Office furniture and equipment	1-10	13,293	13,557
Equipment and machinery	1-10	300,143	312,244
Total		1,117,229	1,135,817
Less: accumulated depreciation		(843,269)	(759,207)
Property and equipment, net		$273,960	$376,610
Depreciation expense and repairs and maintenance expense were as follows (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Depreciation expense	$155,274	$166,376	$156,959
Repairs and maintenance expense	$47,586	$44,208	$36,109

10. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during fiscal 2020. Changes in the carrying amount of goodwill during fiscal 2021 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 25, 2020	$521,516	$(195,767)	$325,749
Fiscal 2021 Goodwill impairment charge	—	(53,264)	(53,264)
Balance as of January 30, 2021	$521,516	$(249,031)	$272,485

Our goodwill resides in multiple reporting units and primarily consists of expected synergies, together with the expansion of the our geographic presence and strengthening of our customer base from acquisitions. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing services, and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs anticipated when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

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

During fiscal 2021 the economy of the United States was severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) have decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

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

We performed our annual impairment assessment for fiscal 2021, fiscal 2020, and fiscal 2019, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods other than the first quarter of fiscal 2021 as described above. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the first step of the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value based on our best estimate of the revenue growth rate and projected operating margin.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2021, fiscal 2020, and fiscal 2019:

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Terminal Growth Rate	3.0%	3.0%	2.5% - 3.00%
Discount Rate	10.0%	10.0%	11.0%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate was consistent for fiscal 2021 and fiscal 2020. The decrease in the discount rate for fiscal 2020 from fiscal 2019 was mainly a result of a decrease in the cost of debt. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2021 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2021 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units except for one. For this reporting unit with goodwill of $10.1 million, the excess of fair value above its carrying value was 7.5% of the fair value. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2021 impairment analysis. Management has determined the goodwill balance of this one reporting unit may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting unit was not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2021 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 30, 2021, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	January 30, 2021				January 25, 2020
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	9.3	$312,017	$198,604	$113,413	$312,017	$178,411	$133,606
Trade names, finite	8.1	10,350	9,141	1,209	10,350	8,732	1,618
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	—	—	—	—	200	179	21
		$327,067	$207,745	$119,322	$327,267	$187,322	$139,945

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $20.6 million, $21.2 million, and $22.6 million for fiscal 2021, fiscal 2020, and fiscal 2019.

As of January 30, 2021, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2022	$17,489
2023	15,333
2024	13,901
2025	13,717
2026	13,366
Thereafter	40,816
Total	$114,622

As of January 30, 2021, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

11. Accrued Insurance Claims

For claims within our insurance program, we retain the risk of loss, up to certain annual stop-loss limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Losses for claims beyond our retained risk of loss are covered by insurance up to our coverage limits.

For fiscal 2019 and fiscal 2020 with regards to workers’ compensation losses, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’compensation insurance in two states in which we participate in state-sponsored insurance funds. With regard to automobile liability and general liability losses, we retained risk of loss up to $1.0 million on a per-occurrence basis.

For fiscal 2021 with regard to workers’ compensation losses, our retention of risk remained the same as fiscal 2020. With regard to automobile liability and general liability losses we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. In addition, we also retained the risk of loss for automobile and general liability for the next $5.0 million on a per-occurrence basis with aggregate loss limits of $11.5 million within this layer of retention.

For fiscal 2022 with regard to workers’ compensation losses, our retention of risk remains the same as fiscal 2021. With regard to automobile liability and general liability losses, our retention of primary risk remains the same as fiscal 2021. In addition, we reduced our coverage limit and retained $10.0 million risk of loss on a per occurrence basis for losses above $30.0 million.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2019, we retained the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants of $425,000. For the calendar year 2020, we retained the risk of loss on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. For the calendar year 2021, we retained the risk of loss on an annual basis, up to the first $600,000 of claims per participant. Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	January 30, 2021	January 25, 2020
Accrued insurance claims - current	$41,736	$38,881
Accrued insurance claims - non-current	70,224	56,026
Accrued insurance claims	$111,960	$94,907

Insurance recoveries/receivables:
Non-current (included in Other assets)	$15,837	$4,864
Insurance recoveries/receivables	$15,837	$4,864

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2021, total insurance recoveries/receivables increased approximately $11.0 million primarily due to additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 9 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the consolidated statement of operations for fiscal 2021 and fiscal 2020 (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020
Lease cost under long-term operating leases	$35,411	$33,799
Lease cost under short-term operating leases	28,532	34,111
Variable lease cost under short-term and long-term operating leases(1)	4,113	4,183
Total lease cost	$68,056	$72,093
(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $63.1 million and $70.2 million as of January 30, 2021 and January 25, 2020, respectively. Supplemental balance sheet information related to these liabilities is as follows:

	January 30, 2021	January 25, 2020
Weighted average remaining lease term	3.2 years	3.3 years
Weighted average discount rate	4.6%	5.2%

Supplemental cash flow information related to our long-term operating lease liabilities as of January 30, 2021 and January 25, 2020 is as follows (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020
Cash paid for amounts included in the measurement of lease liabilities	$33,313	$30,888
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$27,510	$27,477

As of January 30, 2021, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
2022	$28,159
2023	19,608
2024	11,645
2025	7,069
2026	2,577
Thereafter	2,178
Total lease payments	71,236
Less: imputed interest	(8,108)
Total	$63,128

As of January 30, 2021, we had additional operating leases that have not yet commenced of $1.7 million. These leases will commence during the first quarter of fiscal 2022.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Accrued payroll and related taxes	$43,593	$27,959
Accrued employee benefit and incentive plan costs	32,988	23,340
Accrued construction costs	22,972	27,690
Other current liabilities	21,256	19,786
Other accrued liabilities	$120,809	$98,775

14. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Credit Agreement - Revolving facility (matures October 2023)	$105,000	$—
Credit Agreement - Term loan facility (matures October 2023)	421,874	444,375
0.75% convertible senior notes, net (mature September 2021)	56,410	422,526
	583,284	866,901
Less: current portion	(81,722)	(22,500)
Long-term debt	$501,562	$844,401

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

Borrowings - Eurodollar Rate Loans	1.25%- 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus administrative agent’s base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% -1.00%
(1) The administrative agent’s base rate is described in our credit agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00%.

Standby letters of credit of approximately $52.2 million and $52.3 million, issued as part of our insurance program, were outstanding under our credit agreement as of January 30, 2021 and January 25, 2020, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of January 30, 2021 and January 25, 2020 were as follows:

	Weighted Average Rate End of Period
	January 30, 2021	January 25, 2020
Borrowings - Term loan facility	1.63%	3.67%
Borrowings - Revolving facility(1)	2.14%	—%
Standby Letters of Credit	1.50%	2.00%
Unused Revolver Commitment	0.25%	0.40%
(1) There were no outstanding borrowings under our revolving facility as of January 25, 2020.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing 12 month consolidated EBITDA to our consolidated interest expense, each as defined by our credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. In addition, our credit agreement contains a minimum liquidity covenant that would become effective beginning 91 days before the maturity date of our 0.75% convertible senior notes due September 2021 (the “Notes”) if the outstanding principal amount of the Notes were greater than $250.0 million, however, this covenant terminated on June 5, 2020 when the outstanding principal amount of the Notes was reduced to $58.3 million. At January 30, 2021 and January 25, 2020, we were in compliance with the financial covenants of our credit agreement and had borrowing availability under our revolving facility of $558.7 million and $287.0 million, respectively, as determined by the most restrictive covenant.

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, we issued 0.75% convertible senior notes due September 2021 in a private placement in the principal amount of $485.0 million. The Notes, governed by the terms of an indenture between the Company and a bank trustee are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company. The Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event we fail to perform certain obligations under the indenture, the Notes will accrue additional interest. Certain events are considered “events of default” under the Notes, which may result in the acceleration of the maturity of the Notes, as described in the indenture. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. The Notes were purchased through a tender offer as well as a portion in privately-negotiated transactions. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021.

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

During the fourth quarter of fiscal 2021, the closing price of the Company’s common stock did not meet or exceed 130% of the applicable conversion price of the Notes for at least 20 of the last 30 consecutive trading dates of the quarter. Additionally, no other conditions allowing holders of the Notes to convert have been met as of January 30, 2021. As a result, the Notes were not convertible during the fourth quarter of fiscal 2021 and are classified as debt.

Certain convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. The carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”) as of the date of issuance. The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the Notes) using the effective interest rate method over the term of the Notes. We incurred $7.4 million, $20.1 million, and $19.1 million of interest expense during fiscal 2021, fiscal 2020, and fiscal 2019, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Liability component
Principal amount of 0.75% convertible senior notes due September 2021	$58,264	$460,000
Less: Debt discount	(1,665)	(33,744)
Less: Debt issuance costs	(189)	(3,730)
Net carrying amount of Notes	$56,410	$422,526

The equity component of the Notes was recognized at issuance and represents the difference between the principal amount of the Notes and the fair value of the liability component of the Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes is based on the closing trading price per $100 of the Notes as of the last day of trading for the respective periods (Level 2), which was $104.50 and $97.25 as of January 30, 2021 and January 25, 2020, respectively (dollars in thousands).

	January 30, 2021	January 25, 2020
Fair value of principal amount of Notes	$60,886	$447,350
Less: Debt discount and debt issuance costs	(1,854)	(37,474)
Fair value of Notes	$59,032	$409,876

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the Notes and offsetting any potential cash payments in excess of the principal amount of the Notes. In the event that shares or cash are deliverable to holders of the Notes upon conversion at limits defined in the indenture governing the Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25 million and $401.7 million, respectively, of the Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 0.601 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25 million and $401.7 million, respectively, of the Notes, the remaining warrant transactions provide for to up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

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

15. Income Taxes

The components of the provision for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Current:
Federal	$42,794	$8,389	$9,507
Foreign	(2)	(56)	2,204
State	10,273	3,727	4,897
	53,065	12,060	16,608
Deferred:
Federal	(24,380)	7,257	8,706
Foreign	—	568	(446)
State	(3,805)	1,436	263
	(28,185)	9,261	8,523
Provision for income taxes	$24,880	$21,321	$25,131

In response to the COVID-19 pandemic, the Families First Coronavirus Response Act (“FFCR Act”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) were signed into law on March 17, 2020 and on March 27, 2020, collectively the “Stimulus Bills.” The Stimulus Bills include tax provisions relating to refundable payroll tax credits, the deferral of employer’s social security payments, and modifications to net operating loss (“NOL”) carryback provisions. During fiscal 2021, we recognized an income tax benefit of $2.6 million from a tax loss carryback technical correction under the CARES Act.

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, and tax credits recognized. Additionally, during fiscal 2021, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback technical correction under the

CARES Act. A reconciliation of the amount computed by applying our statutory income tax rate to pre-tax income to the total tax provision is as follows (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Statutory rate applied to pre-tax income	$12,436	$16,495	$18,488
State taxes, net of federal tax benefit	4,344	4,282	4,004
Tax Reform and related effects	(2,631)	1,093	—
Non-deductible goodwill impairment	10,411	—	—
Compensation limitation	2,632	82	884
Non-deductible and non-taxable items, net	808	1,351	1,549
Federal deficiency (benefit) of vesting and exercise of share-based awards	(436)	875	(200)
Tax credits	(3,145)	(2,801)	(1,835)
Change in accruals for uncertain tax positions	1,189	891	464
Change in valuation allowance	1	722	291
Effect of rates other than statutory	(4)	(197)	1,537
Other items, net	(725)	(1,472)	(51)
Provision for income taxes	$24,880	$21,321	$25,131

During fiscal 2020 and 2019, our effective income tax rate differed from the statutory rate primarily as the result of the impact of non-deductible and non-taxable items, tax credits recognized, certain tax effects from the vesting and exercise of share-based awards, and impacts from Tax Reform.

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 30, 2021	January 25, 2020
Deferred tax assets:
Insurance and other reserves	$23,513	$22,489
Leases	16,119	18,002
CARES Act tax deferral	9,588	—
Stock-based compensation	3,198	2,961
Allowance for doubtful accounts and reserves	1,615	2,342
Net operating loss carryforwards	1,401	1,487
Other	3,238	3,098
Total deferred tax assets	58,672	50,379
Valuation allowance	(1,139)	(1,126)
Deferred tax assets, net of valuation allowance	$57,533	$49,253
Deferred tax liabilities:
Property and equipment	$57,287	$76,385
Goodwill and intangibles	30,395	29,563
Leases	16,310	17,856
Other	1,191	976
Deferred tax liabilities	$105,183	$124,780

Net deferred tax liabilities	$47,650	$75,527

The valuation allowance above reduces the deferred tax asset balances to the amount that we have determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial foreign net operating loss carryforwards and immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2022 and fiscal 2023, respectively.

Uncertain Tax Positions

As of January 30, 2021 and January 25, 2020, we had total unrecognized tax benefits of $5.9 million and $4.7 million, respectively, resulting from uncertain tax positions. Our effective tax rate will be reduced during future periods if it is determined these unrecognized tax benefits are realizable. We had approximately $1.9 million and $1.7 million accrued for the payment of interest and penalties as of January 30, 2021 and January 25, 2020, respectively. Interest expense related to unrecognized tax benefits for the Company was not material during fiscal 2021, fiscal 2020, and fiscal 2019.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Balance at beginning of year	$4,742	$3,786	$3,322
Additions based on tax positions related to the fiscal year	1,075	696	444
Additions based on tax positions related to prior years	530	358	77
Reductions related to the expiration of statutes of limitation	(407)	(98)	(57)
Balance at end of year	$5,940	$4,742	$3,786

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Gain on sale of fixed assets	$10,026	$14,879	$19,390
Discount fee expense	(2,105)	(4,248)	(4,143)
Miscellaneous income, net	676	1,034	751
Write-off of deferred financing costs	—	—	(156)
Other income, net	$8,597	$11,665	$15,842

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

17. Employee Benefit Plans

We sponsor a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. We contribute 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. Our contributions were $4.0 million, $4.1 million, and $3.5 million related to fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

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

•assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be allocated to the remaining participating employers; and

•if the Company stops participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan. This payment is referred to as a withdrawal liability.

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

	Company Contributions			Expiration Date of CBA
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Fund	2021	2020	2019
All Plans	$280	$362	$726	Various

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA. There can be no assurance that the Company’s subsidiary will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, this subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded. Given the early stage of this action, it is not possible to estimate a range of loss that could result from either an adverse judgment or a settlement of this matter.

18. Capital Stock

Repurchases of Common Stock. The company made the following repurchases during fiscal 2021 (all shares repurchased have been canceled).We did not repurchase any of our common stock during fiscal 2020 or fiscal 2019.

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2021	1,324,381	$100,000	$75.51

Fiscal 2021. On August 24, 2020 the Company announced that its Board of Directors had authorized a $100.0 million program to repurchase shares of the Company’s outstanding common stock through February 2022 in open market or private transactions. During the fourth quarter of fiscal 2021, we repurchased 1,324,381 shares of our common stock, at an average price of $75.51, for $100.0 million.

Fiscal 2019. On August 29, 2018, we announced that our Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2020 in open market or private transactions. No repurchases were made under this authorization, and, as of February 2020, the authorization expired.

Restricted Stock Tax Withholdings. During fiscal 2021, fiscal 2020, and fiscal 2019, we withheld 19,081 shares, 36,426 shares, and 73,300 shares, respectively, totaling $0.7 million, $1.7 million, and $4.7 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During fiscal 2021, $63.0 million was charged to retained earnings related to shares canceled during the fiscal year.

19. Stock-Based Awards

We have outstanding stock-based awards under our 2003 Long-Term Incentive Plan, 2007 Non-Employee Directors Equity Plan, 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan. As of January 30, 2021, the total number of shares available for grant under the Plans was 838,212.

Stock-based compensation expense and the related tax benefit recognized during fiscal 2021, fiscal 2020, and fiscal 2019 were as follows (dollars in thousands):

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Stock-based compensation	$12,771	$10,034	$20,187
Income tax effect of stock-based compensation	$3,141	$2,482	$5,043
In addition, we realized approximately $0.5 million of net excess tax benefits during fiscal 2021, and $1.0 million of net tax deficiencies in fiscal 2020. We realized $0.2 million of net excess tax benefits during fiscal 2019, related to the vesting and exercise of share-based awards.

As of January 30, 2021, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $1.6 million, $16.1 million, and $5.3 million, respectively. This expense will be recognized over a weighted-average number of years of 2.4, 2.6, and 1.1, respectively, based on the average remaining service periods for the awards. As of January 30, 2021, we may recognize an additional $2.9 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2021, fiscal 2020, and fiscal 2019, and the significant valuation assumptions:

	Fiscal Year Ended
	January 30, 2021	January 25, 2020	January 26, 2019
Weighted average fair value of RSUs granted	$27.75	$48.37	$97.90
Weighted average fair value of Performance RSUs granted	$25.15	$45.94	$106.19
Weighted average fair value of stock options granted	$14.63	$24.72	$48.19
Stock option assumptions:
Risk-free interest rate	0.7%	2.3%	2.7%
Expected life (in years)	9.4	8.4	6.3
Expected volatility	51.3%	45.3%	43.3%
Expected dividends	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2021:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 25, 2020	577,309	$36.85
Granted	63,304	$25.15
Options exercised	(295,650)	$19.40
Canceled	—	$—
Outstanding as of January 30, 2021	344,963	$49.66	5.8	$11,656

Exercisable options as of January 30, 2021	233,070	$52.58	4.4	$7,075
The total amount of exercisable options as of January 30, 2021 presented above reflects the approximate amount of options expected to vest. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $81.14 on the last trading day of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2021. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $8.1 million, $1.8 million, and $5.7 million for fiscal 2021, fiscal 2020, and fiscal 2019, respectively. We received cash from the exercise of stock options of $5.7 million, $0.5 million, and $0.9 million during fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2021:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 25, 2020	174,917	$65.05	639,738	$62.60
Granted	557,838	$27.75	65,538	$25.15
Share units vested	(66,620)	$67.70	(17,134)	$70.14
Forfeited or canceled	(17,774)	$41.95	(262,798)	$66.64
Outstanding as of January 30, 2021	648,361	$33.29	425,344	$54.03
The total number of granted Performance RSUs presented above consists of 32,769 target shares and 32,769 supplemental shares. During fiscal 2021, we canceled 167,095 target shares and 76,706 supplemental shares of Performance RSUs, as a result of performance criteria for attaining those shares being partially met for the applicable performance periods. Approximately 88,057 target shares and 74,024 supplemental shares outstanding as of January 30, 2021 will be canceled during the three months ending May 1, 2021 as a result of the fiscal 2021 performance period criteria being partially met. The total amount of Performance RSUs outstanding as of January 30, 2021 consists of 281,877 target shares and 143,467 supplemental shares.

The total fair value of restricted share units vested during fiscal 2021, fiscal 2020, and fiscal 2019 was $3.1 million, $6.7 million, and $15.3 million, respectively.

20. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 74.1%, 78.4%, and 78.4%, of our total contract revenues during fiscal 2021, fiscal 2020, and fiscal 2019, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2021, fiscal 2020, and fiscal 2019, as well as total contract revenues from all other customers combined, were as follows:

	Fiscal Year Ended
	January 30, 2021		January 25, 2020		January 26, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$601.6	18.8%	$728.2	21.8%	$599.8	19.2%
Lumen Technologies (1)	542.0	16.9%	547.8	16.4%	425.6	13.6%
Comcast Corporation	533.9	16.7%	503.2	15.1%	650.2	20.8%
AT&T Inc.	533.7	16.7%	687.9	20.6%	664.2	21.2%
Total other customers combined	988.0	30.9%	872.6	26.1%	787.9	25.2%
Total contract revenues	$3,199.2	100.0%	$3,339.7	100.0%	$3,127.7	100.0%
(1) Formerly known as CenturyLink, Inc.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during fiscal 2021, fiscal 2020, and fiscal 2019, were as follows (dollars in millions):

	Fiscal Year Ended
	January 30, 2021		January 25, 2020		January 26, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$2,851.6	89.1%	$3,031.9	90.8%	$2,855.8	91.3%
Underground facility locating	229.6	7.2%	204.5	6.1%	182.7	5.8%
Electrical and gas utilities and other	118.0	3.7%	103.3	3.1%	89.2	2.9%
Total contract revenues	$3,199.2	100.0%	$3,339.7	100.0%	$3,127.7	100.0%
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

21. Commitments and Contingencies

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in the United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. On November 16, 2020, the plaintiffs filed a consolidated amended complaint in which the plaintiffs alleged the same breaches of fiduciary duty and violations of the securities laws as were alleged in the two consolidated lawsuits when they were initially filed. The consolidated amended complaint names the Company as nominal defendant and asserts claims against seven current members of its Board of Directors and two former members of the Board. The Company believes the allegations in the lawsuit are without merit and expects it to be vigorously defended. Based on the early stage of this matter, it is not possible to estimate the amount or range of possible loss that may result from an adverse judgment or a settlement of this matter.

On December 1, 2017, one of the Company’s subsidiaries was named in a lawsuit alleging that its nonexempt employees performing utility locating services in California were not paid appropriate minimum and overtime wages, provided required breaks, reimbursed for necessary business expenses, provided with accurate wage statements, and timely pay all wages at termination of employment. The plaintiff seeks to pursue these allegations as a class action under the California Private Attorney General Act of 2004. Although the Company believes these claims are without merit it has engaged in early settlement discussions and has reached a preliminary agreement to settle these claims on a class-wide basis for an aggregate settlement value of $2.1 million. This preliminary agreement is subject to finalization by the parties and approval by the Court. If this preliminary settlement is not finalized, due to the early stage of this litigation, it is not possible to estimate a range of loss that could result from either an adverse judgment or a later settlement of this matter.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA. There can be no assurance that the Company’s subsidiary will be successful in asserting the statutory exemption as a defense in the arbitration proceeding. As required by ERISA, in November 2016, this subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded. Given the early stage of this action, it is not possible to estimate a range of loss that could result from either an adverse judgment or a settlement of this matter.

From time to time, we are party to other various claims and legal proceedings arising in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, it is the opinion of management, based on information available at this time, that the ultimate resolution of any such claims or legal proceedings will not, after considering applicable insurance coverage or other indemnities to which we may be entitled, have a material effect on our financial position, results of operations, or cash flow.

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 30, 2021 and January 25, 2020, we had $212.2 million and $156.1 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program, we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 30, 2021 and January 25, 2020, we had $20.9 million and $23.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As January 30, 2021 and January 25, 2020, we had $52.2 and $52.3 of outstanding standby letters of credit issued under our credit agreement, respectively.

22. Subsequent Event

On March 3, 2021 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. As of March 5, 2021, the full $150 million of the new authorization was available for repurchases.

23. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly financial data from fiscal 2021 and fiscal 2020 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. Our fiscal year consists of either 52 weeks or 53 weeks of operations with the additional week of operations occurring in the fourth quarter. Fiscal 2021 consisted of 53 weeks of operation and fiscal 2020 consisted of 52 weeks of operations. The sum of the quarterly results may not equal the reported annual amounts due to rounding (dollars in thousands, except per share amounts).

	Quarter Ended
Fiscal 2021	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$814,322	$823,921	$810,256	$750,665
Costs of earned revenues, excluding depreciation and amortization	$680,206	$657,953	$658,355	$645,476
Gross profit	$134,116	$165,968	$151,901	$105,189
Net income (loss)	$(32,418)	$37,024	$33,926	$(4,195)
Earnings (loss) per common share - Basic	$(1.03)	$1.17	$1.06	$(0.13)
Earnings (loss) per common share - Diluted	$(1.03)	$1.15	$1.05	$(0.13)

	Quarter Ended
Fiscal 2020	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$833,743	$884,221	$884,115	$737,603
Costs of earned revenues, excluding depreciation and amortization	$701,767	$720,382	$724,378	$633,203
Gross profit	$131,976	$163,839	$159,737	$104,400
Net income (loss)	$14,279	$29,896	$24,229	$(11,189)
Earnings (loss) per common share - Basic	$0.45	$0.95	$0.77	$(0.35)
Earnings (loss) per common share - Diluted	$0.45	$0.94	$0.76	$(0.35)
(1) During the first quarter of fiscal 2021, we recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value.

(2) During the first quarter of fiscal 2020, we recovered $10.3 million of the previously reserved accounts receivable and contract assets related to Windstream.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dycom Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries (the “Company”) as of January 30, 2021 and January 25, 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 30, 2021, January 25, 2020, and January 26, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and January 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, January 25, 2020, and January 26, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - Reporting Units Subject to Quantitative Analysis

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $272.5 million as of January 30, 2021. Management conducts an impairment test as of the first day of the fourth fiscal quarter of each year for each reporting unit, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. In the annual impairment test, management performs a qualitative assessment, and if it is not more likely than not that the fair value exceeds the carrying value of the reporting unit, a quantitative assessment is performed. In the year ended January 30, 2021, qualitative assessments were performed on reporting units that comprise a significant portion of the Company’s consolidated goodwill balance, and quantitative assessments were performed on the remaining reporting units. If management determines the fair value of a reporting unit’s goodwill is less than its carrying value, an impairment loss is recognized. When performing the quantitative analysis, the fair value is determined using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Under the income approach, the key valuation assumptions were (a) the discount rate, (b) terminal growth rate, and (c) seven expected years of cash flow before the terminal value based on the Company’s best estimate of the revenue growth rate and projected operating margin. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key market approach valuation assumptions were (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for reporting units subject to quantitative analysis is a critical audit matter are the significant judgment by management when developing the fair value measurement of each of the reporting units within the quantitative analysis. This in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing our audit procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions related to the discount rate, terminal growth rate, revenue growth rate and projected operating margin used in the discounted cash flow method, and the selection of similar companies and valuation multiples used in the guideline company method. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units subject to quantitative analysis. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the income and market approaches and the related discounted cash flow and guideline company methods; testing the completeness, accuracy and relevance of the underlying data used in the discounted cash flow and guideline company methods, and evaluating the significant assumptions used by management, including the discount rate, terminal growth rate, revenue growth rate, and projected operating margin used in the discounted cash flow method, and the selection of similar companies and valuation multiples used in the guideline company method. Evaluating management’s assumptions related to the revenue growth rate and projected operating margin involved evaluating whether the assumptions used were reasonable considering the current and past performance of the reporting units and considering whether they were consistent with evidence obtained in other areas of the audit, including the evaluation of contractual agreements with customers and industry trends. Professionals with specialized skill and knowledge were used to assist in evaluating the valuation methodologies, the discount rate and terminal growth rate assumptions used in the discounted cash flow method, and the selection of similar companies and valuation multiples used in the guideline company method.

/s/PricewaterhouseCoopers LLP
Hallandale Beach, Florida
March 5, 2021

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 30, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 30, 2021, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2021 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information concerning directors and nominees of the Registrant and other information as required by this item are hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A. The information set forth under the caption “Information About Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

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
4.3 +
Description of Common Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

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

10.14*	Employment Agreement for Steven E. Nielsen dated as of May 21, 2020 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 21, 2020).
10.15*	Employment Agreement for Timothy R. Estes dated as of October 25, 2017 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2017).
10.16*	Employment Agreement for Daniel S. Peyovich dated as of January 6, 2021 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.17*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.18*	Employment Agreement for Scott P. Horton dated as of September 4, 2018. (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on March 4, 2019).
10.19*	Employment Agreement for Ryan F. Urness dated as of October 31, 2018 (incorporated by reference to Dycom Industries, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2019).
10.20*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).
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

21.1 +	Principal subsidiaries of Dycom Industries, Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.
104 +	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 5, 2021	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	March 5, 2021
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	March 5, 2021
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Sharon R. Villaverde	Vice President and Chief Accounting Officer	March 5, 2021
Sharon R. Villaverde	(Principal Accounting Officer)

/s/ Dwight B. Duke	Director	March 5, 2021
Dwight B. Duke

/s/ Jennifer M. Fritzsche	Director	March 5, 2021
Jennifer M. Fritzsche

/s/ Eitan Gertel	Director	March 5, 2021
Eitan Gertel

/s/ Patricia L. Higgins	Director	March 5, 2021
Patricia L. Higgins

/s/ Peter T. Pruitt, Jr.	Director	March 5, 2021
Peter T. Pruitt, Jr.

/s/ Richard K. Sykes	Director	March 5, 2021
Richard K. Sykes

/s/ Laurie J. Thomsen	Director	March 5, 2021
Laurie J. Thomsen