Form 10-Q
period 2021-07-31
DYCOM INDUSTRIES INC
filed 2021-09-02
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021

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

There were 30,170,600 shares of common stock with a par value of $0.33 1/3 outstanding at August 30, 2021.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	July 31, 2021	January 30, 2021
ASSETS
Current assets:
Cash and equivalents	$261,947	$11,770
Accounts receivable, net (Note 5)	929,120	858,123
Contract assets	163,691	197,110
Inventories	69,685	70,849
Income tax receivable	9,709	1,706
Other current assets	43,556	29,072
Total current assets	1,477,708	1,168,630

Property and equipment, net	276,659	273,960
Operating lease right-of-use assets	66,954	63,179
Goodwill	272,485	272,485
Intangible assets, net	109,968	119,322
Other assets	38,076	46,589
Total assets	$2,241,850	$1,944,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,235	$158,966
Current portion of debt	66,639	81,722
Contract liabilities	13,486	14,101
Accrued insurance claims	43,783	41,736
Operating lease liabilities	26,125	24,769
Income taxes payable	197	6,387
Other accrued liabilities	124,058	120,809
Total current liabilities	447,523	448,490

Long-term debt	831,197	501,562
Accrued insurance claims - non-current	60,714	70,224
Operating lease liabilities - non-current	40,851	38,359
Deferred tax liabilities, net - non-current	54,062	47,650
Other liabilities	27,082	26,572
Total liabilities	1,461,429	1,132,857

COMMITMENTS AND CONTINGENCIES (Note 19)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 30,170,076 and 30,615,167 issued and outstanding, respectively	10,057	10,205
Additional paid-in capital	2,309	2,284
Accumulated other comprehensive loss	(1,768)	(1,769)
Retained earnings	769,823	800,588
Total stockholders’ equity	780,421	811,308
Total liabilities and stockholders’ equity	$2,241,850	$1,944,165

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 31, 2021	July 25, 2020

Contract revenues	$787,568	$823,921

Costs of earned revenues, excluding depreciation and amortization	651,367	657,953
General and administrative	64,730	67,357
Depreciation and amortization	38,462	44,129
Total	754,559	769,439

Interest expense, net	(9,334)	(7,853)
Loss on debt extinguishment	—	(458)
Other income, net	986	3,097
Income before income taxes	24,661	49,268

Provision for income taxes	6,496	12,244

Net income	$18,165	$37,024

Earnings per common share:
Basic earnings per common share	$0.60	$1.17

Diluted earnings per common share	$0.59	$1.15

Shares used in computing earnings per common share:
Basic	30,431,143	31,750,547

Diluted	30,872,506	32,128,098

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 31, 2021	July 25, 2020

Contract revenues	$1,515,065	$1,638,244

Costs of earned revenues, excluding depreciation and amortization	1,271,378	1,338,159
General and administrative	131,740	133,243
Depreciation and amortization	77,542	90,001
Goodwill impairment charge	—	53,264
Total	1,480,660	1,614,667

Interest expense, net	(15,211)	(20,310)
(Loss) gain on debt extinguishment	(62)	12,046
Other income, net	3,703	4,214
Income before income taxes	22,835	19,527

Provision for income taxes	3,772	14,921

Net income	$19,063	$4,606

Earnings per common share:
Basic earnings per common share	$0.62	$0.15

Diluted earnings per common share	$0.61	$0.14

Shares used in computing earnings per common share:
Basic	30,553,381	31,677,012

Diluted	31,085,985	31,947,346

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Net income	$18,165	$37,024	$19,063	$4,606
Foreign currency translation (losses) gains, net of tax	(1)	21	1	(10)
Comprehensive income	$18,164	$37,045	$19,064	$4,596

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of May 1, 2021	30,778,154	$10,259	$3,807	$(1,767)	$797,654	$809,953
Stock-based compensation	537	—	2,309	—	—	2,309
Issuance of restricted stock, net of tax withholdings	23,023	9	(14)	—	—	(5)
Repurchase of common stock	(631,638)	(211)	(3,793)	—	(45,996)	(50,000)
Other comprehensive loss	—	—	—	(1)	—	(1)
Net income	—	—	—	—	18,165	18,165
Balances as of July 31, 2021	30,170,076	$10,057	$2,309	$(1,768)	$769,823	$780,421

	For the Three Months Ended
	July 25, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 25, 2020	31,632,661	$10,544	$28,352	$(1,812)	$796,810	$833,894
Stock options exercised	197,102	65	3,300	—	—	3,365
Stock-based compensation	1,920	1	4,372	—	—	4,373
Issuance of restricted stock, net of tax withholdings	5,247	2	(5)	—	—	(3)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(5,004)	—	—	(5,004)
Purchase of warrants	—	—	(6,777)	—	—	(6,777)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	6,855	—	—	6,855
Other comprehensive income	—	—	—	21	—	21
Net income	—	—	—	—	37,024	37,024
Balances as of July 25, 2020	31,836,930	$10,612	$31,093	$(1,791)	$833,834	$873,748

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 30, 2021	30,615,167	$10,205	$2,284	$(1,769)	$800,588	$811,308
Stock options exercised	11,169	4	362	—	—	366
Stock-based compensation	1,241	—	6,049	—	—	6,049
Issuance of restricted stock, net of tax withholdings	174,137	59	(2,592)	—	(3,832)	(6,365)
Repurchase of common stock	(631,638)	(211)	(3,793)	—	(45,996)	(50,000)
Other comprehensive income	—	—	—	1	—	1
Net income	—	—	—	—	19,063	19,063
Balances as of July 31, 2021	30,170,076	$10,057	$2,309	$(1,768)	$769,823	$780,421

	For the Six Months Ended
	July 25, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2020	31,583,938	$10,528	$30,158	$(1,781)	$829,699	$868,604
Cumulative effect from implementation of ASU 2016-13	—	—	—	—	(471)	(471)
Stock options exercised	212,527	71	3,537	—	—	3,608
Stock-based compensation	3,348	1	6,693	—	—	6,694
Issuance of restricted stock, net of tax withholdings	37,117	12	(341)	—	—	(329)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(8,975)	—	—	(8,975)
Purchase of warrants	—	—	(7,176)	—	—	(7,176)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	7,197	—	—	7,197
Other comprehensive loss	—	—	—	(10)	—	(10)
Net income	—	—	—	—	4,606	4,606
Balances as of July 25, 2020	31,836,930	$10,612	$31,093	$(1,791)	$833,834	$873,748

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 31, 2021	July 25, 2020
Cash flows from operating activities:
Net income	$19,063	$4,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,542	90,001
Non-cash lease expense	15,986	15,743
Deferred income tax provision (benefit)	6,412	(15,893)
Stock-based compensation	6,049	6,694
Amortization of debt discount	1,329	6,089
Provision for bad debt, net	2,901	236
Gain on sale of fixed assets	(3,844)	(5,206)
Loss (gain) on debt extinguishment	62	(12,046)
Amortization of debt issuance costs and other	1,392	1,630
Goodwill impairment charge	—	53,264
Change in operating assets and liabilities:
Accounts receivable, net	(73,898)	(81,295)
Contract assets, net	32,803	(2,392)
Other current assets and inventories	(13,064)	2,417
Other assets	2,235	3,718
Income taxes receivable/payable	(14,193)	15,064
Accounts payable	8,737	64,547
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(10,706)	20,305
Net cash provided by operating activities	58,806	167,482

Cash flows from investing activities:
Capital expenditures	(68,352)	(26,724)
Proceeds from sale of assets	4,235	5,958
Net cash used in investing activities	(64,117)	(20,766)

Cash flows from financing activities:
Proceeds from 2029 Notes	500,000	—
Proceeds from borrowings on senior credit agreement, including term loan	95,000	683,000
Principal payments on senior credit agreement, including term loan	(271,875)	(494,250)
Debt issuance costs	(11,638)	—
Repurchase of common stock	(50,000)	—
Extinguishment of 2021 Convertible Notes	—	(401,736)
Redemption discount on convertible debt, net of costs	—	30,761
Settlement of convertible note hedges related to extinguished convertible debt	—	7,197
Purchase of warrants	—	(7,176)
Exercise of stock options	366	3,608
Restricted stock tax withholdings	(6,365)	(329)
Net cash provided by (used in) financing activities	255,488	(178,925)
Net increase (decrease) in cash, cash equivalents and restricted cash	250,177	(32,209)

Cash, cash equivalents and restricted cash at beginning of period (Note 7)	13,574	59,869

Cash, cash equivalents and restricted cash at end of period (Note 7)	$263,751	$27,660

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$4,997	$13,846
Cash paid for taxes, net	$12,294	$17,150
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$9,736	$1,296

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

The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2021 consisted of 53 weeks of operations and fiscal year ending January 29, 2022 consists of 52 weeks of operations.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2021, filed with the SEC on March 5, 2021. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

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

The economy of the United States has been severely impacted by the nation’s response to a pandemic caused by a novel strain of coronavirus, including variants of the coronavirus, such as the Delta variant (“COVID-19”). Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed for varying periods of time and in varying geographic regions. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. The full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will be determined by factors which are uncertain, unpredictable and outside of our control, including the duration and severity of the pandemic, any worsening of the pandemic, the vaccination rates in the areas we operate and among our employees and subcontractors, the containment and mitigation actions taken by federal, state and local governments, and the resulting impact on the demand for our services from our customers. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

2. Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for fiscal 2021.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2021. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2021. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the condensed consolidated financial statements of the Company. Accounting standards adopted during the six months ended July 31, 2021 are disclosed in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Standards

Codification Improvement. In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in this ASU represent changes to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. We adopted the provisions of this ASU in the first quarter of fiscal 2022 and there was no material effect on our condensed consolidated financial statements.

Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022. The adoption of this ASU did not have a material effect on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operation.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Net income available to common stockholders (numerator)	$18,165	$37,024	$19,063	$4,606

Weighted-average number of common shares (denominator)	30,431,143	31,750,547	30,553,381	31,677,012

Basic earnings per common share	$0.60	$1.17	$0.62	$0.15

Weighted-average number of common shares	30,431,143	31,750,547	30,553,381	31,677,012
Potential shares of common stock arising from stock options, and unvested restricted share units	441,363	377,551	532,604	270,334
Total shares-diluted (denominator)	30,872,506	32,128,098	31,085,985	31,947,346

Diluted earnings per common share	$0.59	$1.15	$0.61	$0.14

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	226,894	367,191	88,613	371,068
0.75% convertible senior notes due 2021(1) (2)	601,349	1,586,404	601,349	2,873,465
Warrants(1) (2)	601,349	1,586,404	601,349	2,873,465
Total	1,429,592	3,539,999	1,291,311	6,117,998

(1) Under the treasury stock method, the 2021 Convertible Notes (as defined in Note 13) notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $96.89 per share conversion price. Our average stock price did not exceed the per share conversion price during the three and six months ended July 31, 2021 and July 25, 2020; therefore, there was no dilutive impact on earnings per common share for these periods. The warrants associated with our 2021 Convertible Notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above.

(2) In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. Prior to conversion, the convertible note hedge is not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon conversion, the convertible note hedge is expected to offset the dilutive effect of the 2021 Convertible Notes when the average stock price for the period is above $96.89 per share. See Note 13, Debt, for additional information related to our 2021 Convertible Notes, warrant transactions, and hedge transactions.

In connection with the purchase of $401.7 million of the 2021 Convertible Notes in fiscal 2021 and $25.0 million in fiscal 2020, we unwound convertible note hedge transactions and warrants proportionately to the number of 2021 Convertible Notes, resulting in a decrease in the number of excluded weighted shares.

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Trade accounts receivable	$327,481	$352,501
Unbilled accounts receivable	584,960	492,324
Retainage	18,206	14,974
Total	930,647	859,799
Less: allowance for doubtful accounts	(1,527)	(1,676)
Accounts receivable, net	$929,120	$858,123

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Cumulative effect from implementation of ASU 2016-13	$—	$—	$—	$471
Allowance for doubtful accounts at beginning of period	4,237	5,166	1,676	4,582
Provision for bad debt	78	119	2,901	236
Amounts charged against the allowance	(2,788)	(3,680)	(3,050)	(3,684)
Allowance for doubtful accounts at end of period	$1,527	$1,605	$1,527	$1,605

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Contract assets	$163,691	$197,110
Contract liabilities	13,486	14,101
Contract assets, net	$150,205	$183,009

Net contract assets were $150.2 million and $183.0 million as of July 31, 2021 and January 30, 2021, respectively. The decrease primarily resulted from reduced services performed and increased billings under contracts consisting of multiple tasks. During the three and six months ended July 31, 2021, we performed services and recognized $2.2 million and $8.1 million of contract revenues related to contract liabilities that existed at January 30, 2021. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of July 31, 2021 or January 30, 2021 were as follows (dollars in millions):

	July 31, 2021		January 30, 2021
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$333.7	30.9%	$389.9	37.4%
Lumen Technologies(1)	$163.4	15.1%	$173.5	16.6%
Comcast Corporation	$131.5	12.2%	$131.7	12.6%
(1) Formerly known as CenturyLink, Inc.

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of July 31, 2021 or January 30, 2021.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Prepaid expenses	$23,923	$14,849
Deposits and other current assets	15,511	12,706
Insurance recoveries/receivables for accrued insurance claims	2,462	111
Restricted cash	1,372	1,372
Receivables on equipment sales	288	34
Other current assets	$43,556	$29,072

Other assets consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Long-term contract assets	$16,714	$17,574
Deferred financing costs	5,346	5,205
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	9,280	15,837
Other non-current deposits and assets	6,304	7,541
Other assets	$38,076	$46,589

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Cash and cash equivalents	$261,947	$11,770
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$263,751	$13,574

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	July 31, 2021	January 30, 2021
Land	—	$4,127	$3,796
Buildings	10-35	10,600	11,169
Leasehold improvements	1-10	17,666	17,030
Vehicles	1-5	662,946	626,809
Computer hardware and software	1-7	153,158	144,989
Office furniture and equipment	1-10	13,045	13,293
Equipment and machinery	1-10	311,444	300,143
Total		1,172,986	1,117,229
Less: accumulated depreciation		(896,327)	(843,269)
Property and equipment, net		$276,659	$273,960

Depreciation expense was $33.8 million and $39.0 million for the three months ended July 31, 2021 and July 25, 2020, respectively, and $68.2 million and $79.6 million for the six months ended July 31, 2021 and July 25, 2020, respectively.

9. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill during the six months ended July 31, 2021. The goodwill balance consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Goodwill, gross	$521,516	$521,516
Accumulated impairment losses	(249,031)	(249,031)
Total	$272,485	$272,485

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

During fiscal 2021 the economy of the United States was severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken include travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses have been closed and certain business activities curtailed for varying periods of time and in varying geographic regions. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) restricted our technicians from entering third party premises. Furthermore, customers had modified their protocols to increase the self-installation of customer premise equipment by their subscribers. The events following the onset of COVID-19 were expected to result in a prolonged downturn in customer demand for installation services and to have a direct, adverse impact on its revenue, operating results and cash flows. As a result, during the quarter ended April 25, 2020 the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value.

The Company performs its annual impairment assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2021 period assessment, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods other than the first quarter of fiscal 2021. As of July 31, 2021, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	July 31, 2021				January 30, 2021
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	8.9	$312,017	$207,798	$104,219	$312,017	$198,604	$113,413
Trade names, finite	8.3	10,350	9,301	1,049	10,350	9,141	1,209
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
		$327,067	$217,099	$109,968	$327,067	$207,745	$119,322

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $4.7 million and $5.2 million for the three months ended July 31, 2021 and July 25, 2020, respectively, and $9.4 million and $10.4 million for the six months ended July 31, 2021 and July 25, 2020, respectively.

As of July 31, 2021, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

For fiscal 2021, with regard to workers’ compensation losses, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds. With regard to automobile liability and general liability losses, we retained the risk of loss up to $1.0 million on a per occurrence basis for the first $5.0 million of insurance coverage. In addition, we also retained the risk of loss for automobile and general liability for the next $5.0 million on a per-occurrence basis with aggregate loss limits of $11.5 million within this layer of retention.

For fiscal 2022, with regard to workers’ compensation losses, our retention of risk remains the same as fiscal 2021. With regard to automobile liability and general liability losses, our retention of primary risk remains the same as fiscal 2021. In addition, we reduced our coverage limit and retained $10.0 million risk of loss on a per occurrence basis for losses above $30.0 million.

We are party to a stop-loss agreement for losses under our employee group health plan. For the calendar year 2020, we retained the risk of loss, on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. For the calendar year 2021, we retain the risk of loss on an annual basis, up to the first $600,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	July 31, 2021	January 30, 2021
Accrued insurance claims - current	$43,783	$41,736
Accrued insurance claims - non-current	60,714	70,224
Accrued insurance claims	$104,497	$111,960

Insurance recoveries/receivables:
Current (included in Other current assets)	$2,462	$111
Non-current (included in Other assets)	$9,280	$15,837
Insurance recoveries/receivables	$11,742	$15,948

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the six months ended July 31, 2021, total insurance recoveries/receivables decreased approximately $4.2 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claims decreased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 9 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the six months ended July 31, 2021 and July 25, 2020 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Lease cost under long-term operating leases	$8,796	$8,763	$17,426	$17,615
Lease cost under short-term operating leases	6,064	7,153	11,255	15,984
Variable lease cost under short-term and long-term operating leases(1)	696	1,066	1,940	2,160
Total lease cost	$15,556	$16,982	$30,621	$35,759

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $67.0 million as of July 31, 2021 and $63.1 million as of January 30, 2021. Supplemental balance sheet information related to these liabilities is as follows:

	July 31, 2021	January 30, 2021
Weighted average remaining lease term	3.2 years	3.2 years
Weighted average discount rate	4.1%	4.6%

Supplemental cash flow information related to our long-term operating lease liabilities as of July 31, 2021 and July 25, 2020 is as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Cash paid for amounts included in the measurement of lease liabilities	$6,835	$8,508	$17,586	$16,472
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7,859	$6,516	$19,569	$17,756

As of July 31, 2021, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2022	$15,071
2023	25,129
2024	15,878
2025	9,479
2026	4,416
Thereafter	2,724
Total lease payments	72,697
Less: imputed interest	(5,721)
Total	$66,976

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Accrued payroll and related taxes	$49,534	$43,593
Accrued employee benefit and incentive plan costs	16,152	32,988
Accrued construction costs	26,798	22,972
Other current liabilities	31,574	21,256
Other accrued liabilities	$124,058	$120,809

13. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Credit agreement - Revolving facility (matures April 2026)	$—	$105,000
Credit agreement - Term loan facility, net (matures April 2026)	347,098	421,874
4.50% senior notes, net (mature April 2029)	492,849	—
0.75% convertible senior notes, net (mature September 2021)	57,889	56,410
	897,836	583,284
Less: current portion	(66,639)	(81,722)
Long-term debt	$831,197	$501,562

Senior Credit Agreement

On April 1, 2021, the Company and certain of its subsidiaries amended its credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Agreement”) to among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As part of the amendment, the maturity of the Credit Agreement was extended to April 1, 2026.

The following table summarizes the net carrying value of the term loan as of July 31, 2021 (dollars in thousands):

July 31, 2021
Principal amount of term loan	$350,000
Less: Debt issuance costs	(2,902)
Net carrying amount of term loan	$347,098

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $350.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by 100% the equity interests of our direct and indirect domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting interests of our first-tier foreign subsidiaries (subject to customary exceptions).

Under the Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing twelve-month consolidated EBITDA, as defined by the Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR(1)
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(2)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% -1.000%
(1) To address the transition in financial markets away from LIBOR by the end of 2021, the Credit Agreement includes provisions related to the replacement of LIBOR with a LIBOR Successor Rate (as defined in the Credit Agreement), which may be a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.
(2) Base rate is described in our Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $46.3 million and $52.2 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of July 31, 2021 and January 30, 2021, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of July 31, 2021 and January 30, 2021 were as follows:

	Weighted Average Rate End of Period
	July 31, 2021	January 30, 2021
Borrowings - Term loan facility	1.72%	1.63%
Borrowings - Revolving facility	—%	2.14%
Standby Letters of Credit	1.75%	1.50%
Unused Revolver Commitment	0.35%	0.25%

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 31, 2021 and January 30, 2021, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $273.9 million and $558.7 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

4.50% Senior Notes Due 2029

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement.

The indenture governing the 2029 Notes contains certain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur additional debt and issue certain preferred stock, (ii) pay certain dividends on, repurchase, or make distributions in respect of, our and our Subsidiaries’capital stock or make other payments restricted by the indenture, (iii) enter into agreements that place limitations on distributions made from certain of our subsidiaries, (iv) guarantee certain debt, (v) make certain investments, (vi) sell or exchange certain assets, (vii) enter into transactions with affiliates, (viii) create certain liens, and (ix) consolidate, merge or transfer all or substantially all of our or our Subsidiaries’assets. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the indenture governing the 2029 Notes.

The following table summarizes the net carrying value of the 2029 Notes as of July 31, 2021 (dollars in thousands):

July 31, 2021
Principal amount of 4.50% senior notes due April 2029	$500,000
Less: Debt issuance costs	(7,151)
Net carrying amount of 2029 Notes	$492,849

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $101.63 as of July 31, 2021 (dollars in thousands):

July 31, 2021
Fair value of principal amount of 2029 Notes	$508,125
Less: Debt issuance costs	(7,151)
Fair value of 2029 Notes	$500,974

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, we issued 0.75% convertible senior notes due September 2021 in a private placement in the principal amount of $485.0 million (the “2021 Convertible Notes”). The 2021 Convertible Notes, governed by the terms of an indenture between the Company and a bank trustee, are unsecured obligations and do not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company. The 2021 Convertible Notes bear interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and will mature on September 15, 2021, unless earlier purchased by the Company or converted. In the event we fail to perform certain obligations under the indenture, the 2021 Convertible Notes will accrue additional interest. Certain events are considered “events of default” under the 2021 Convertible Notes, which may result in the acceleration of the maturity of the 2021 Convertible Notes, as described in the indenture. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the 2021 Convertible Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the 2021 Convertible Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These 2021 Convertible Notes were purchased through privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021.

Each $1,000 of principal of the 2021 Convertible Notes is convertible into 10.3211 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.89 per share. The conversion rate is subject to adjustment in certain circumstances, including in connection with specified fundamental changes (as defined in the indenture). In addition, holders of the 2021 Convertible Notes have the right to require the Company to repurchase all or a portion of their notes on the occurrence of a fundamental change at a price of 100% of their principal amount plus accrued and unpaid interest.

Prior to June 15, 2021, the 2021 Convertible Notes were convertible by the 2021 Convertible Note holders under the following circumstances: (1) during any fiscal quarter commencing after October 24, 2015 (and only during such fiscal quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days period ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on such trading day ($125.96 assuming an applicable conversion price of $96.89); (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2021 Convertible Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. During the three months ended July 31, 2021, none of the conditions were met. On or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or a portion of their 2021 Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion, the 2021 Convertible Notes will be settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. The Company intends to settle the principal amount of the 2021 Convertible Notes with cash.

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the 2021 Convertible Notes) using the effective interest rate method over the term of the 2021 Convertible Notes. During the three months ended July 31, 2021 and July 25, 2020, we incurred $0.7 million and $1.7 million, respectively, of interest expense for the non-cash amortization of the debt discount. During the six months ended July 31, 2021 and July 25, 2020 we incurred $1.3 million and $6.1 million, respectively, of interest expense for the non-cash amortization of the debt discount. The liability component of the 2021 Convertible Notes consisted of the following (dollars in thousands):

	July 31, 2021	January 30, 2021
Liability component
Principal amount of 2021 Convertible Notes	$58,264	$58,264
Less: Debt discount	(337)	(1,665)
Less: Debt issuance costs	(38)	(189)
Net carrying amount of 2021 Convertible Notes	$57,889	$56,410

The equity component of the 2021 Convertible Notes was recognized at issuance and represents the difference between the principal amount of the 2021 Convertible Notes and the fair value of the liability component of the 2021 Convertible Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value is not remeasured as long as it continues to meet the conditions for equity classification.

The following table summarizes the fair value of the 2021 Convertible Notes, net of the debt discount and debt issuance costs. The fair value of the 2021 Convertible Notes is based on the closing trading price per $100 of the 2021 Convertible Notes as of the last day of trading for the respective periods (Level 2), which was $98.88 and $104.50 as of July 31, 2021 and January 30, 2021, respectively (dollars in thousands):

	July 31, 2021	January 30, 2021
Fair value of principal amount of 2021 Convertible Notes	$57,609	$60,886
Less: Debt discount and debt issuance costs	(375)	(1,854)
Fair value of 2021 Convertible Notes	$57,234	$59,032

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes.

In the event that shares or cash are deliverable to holders of the 2021 Convertible Notes upon conversion at limits defined in the indenture governing the 2021 Convertible Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the 2021 Convertible Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the 2021 Convertible Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 0.601 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the 2021 Convertible Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

Upon settlement of the conversion premium of the 2021 Convertible Notes, convertible note hedge, and warrants, the resulting dilutive impact of these transactions, if any, would be the number of shares necessary to settle the value of the warrant transactions above $130.43 per share. The net amounts incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets during fiscal 2016 and are not expected to be remeasured in subsequent reporting periods.

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
Our effective income tax rate was 26.3% and 24.9% for the three months ended July 31, 2021 and July 25, 2020, respectively, and 16.5% and 76.4% for the six months ended July 31, 2021 and July 25, 2020, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of the vesting and exercise of share-based awards during the six months ended July 31, 2021. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to the difference in income tax rates from state to state where work was performed, changes in unrecognized tax benefits, tax law changes, tax credits recognized, and variances in non-deductible and non-taxable items. Additionally, during the six months ended July 25, 2020, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from the $2.6 million tax loss carryback technical correction under the CARES Act.
During the second quarter of fiscal 2022, we were notified by the Internal Revenue Service that our federal income tax return for fiscal 2020 was selected for examination. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Gain on sale of fixed assets	$992	$3,418	$3,844	$5,206
Discount fee expense	(384)	(483)	(873)	(1,274)
Miscellaneous income, net	378	162	732	282
Other income, net	$986	$3,097	$3,703	$4,214

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

16. Capital Stock

Repurchases of Common Stock. On March 3, 2021 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. During the second quarter of fiscal 2022, we repurchased 631,638 shares of common stock, at an average price of $79.16, for $50.0 million. As of July 31, 2021, $100.0 million of the authorization was available for repurchases.

Upon cancellation of shares repurchased, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the three months ended July 31, 2021, $46.0 million was charged to retained earnings related to shares canceled during the period.

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

Stock-based compensation expense and the related tax benefit recognized during the three and six months ended July 31, 2021 and July 25, 2020 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Stock-based compensation	$2,309	$4,373	$6,049	$6,694
Income tax effect of stock-based compensation	$560	$1,089	$1,479	$1,663

In addition, during the three months ended July 31, 2021 and July 25, 2020 the Company realized $0.2 million and $0.7 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the six months ended July 31, 2021 and July 25, 2020, the Company realized approximately $2.8 million and $0.2 million of net excess tax benefits, respectively.

As of July 31, 2021, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.6 million, $17.1 million, and $2.0 million, respectively. This expense will be recognized over a weighted-average number of years of 2.9, 2.8, and 2.2, respectively, based on the average remaining service periods for the awards. As of July 31, 2021, we may recognize an additional $28.4 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the six months ended July 31, 2021:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 30, 2021	344,963	$49.66
Granted	29,738	$85.02
Options exercised	(11,169)	$32.77
Canceled	—	—
Outstanding as of July 31, 2021	363,532	$53.07

Exercisable options as of July 31, 2021	259,211	$53.77

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended July 31, 2021:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 30, 2021	648,361	$33.29	425,344	$54.03
Granted	73,036	$82.52	272,942	$85.01
Share units vested	(176,152)	$35.40	(70,890)	$57.59
Forfeited or canceled	(6,420)	$40.10	(165,662)	$61.54
Outstanding as of July 31, 2021	538,825	$39.19	461,734	$69.10

The total number of granted Performance RSUs presented above consists of 187,967 target shares and 84,975 supplemental shares. The total number of Performance RSUs outstanding as of July 31, 2021 consists of 308,573 target shares and 153,161 supplemental shares. With respect to the Company’s Performance Year ended January 30, 2021, the Company canceled 88,057 target shares and 74,024 supplemental shares during the six months ended July 31, 2021.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 66.5% and 77.5% of total contract revenues during the six months ended July 31, 2021 and July 25, 2020, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three and six months ended July 31, 2021 or July 25, 2020, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 31, 2021		July 25, 2020		July 31, 2021		July 25, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$177.5	22.5%	$134.6	16.3%	$333.1	22.0%	$288.6	17.6%
Comcast Corporation	121.7	15.5	131.4	15.9	252.8	16.7	249.3	15.2
Verizon Communications Inc.	90.8	11.5	163.0	19.8	182.3	12.0	339.1	20.7
Lumen Technologies(1)	95.4	12.1	158.4	19.2	181.2	12.0	307.1	18.7
Total other customers combined	302.2	38.4	236.5	28.7	565.7	37.3	454.1	27.7
Total contract revenues	$787.6	100.0%	$823.9	100.0%	$1,515.1	100.0%	$1,638.2	100.0%
(1) Formerly known as CenturyLink, Inc.

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and six months ended July 31, 2021 and July 25, 2020 were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 31, 2021		July 25, 2020		July 31, 2021		July 25, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$697.5	88.6%	$746.7	90.6%	$1,337.2	88.3%	$1,472.7	89.9%
Underground facility locating	65.8	8.3	58.9	7.2	130.7	8.6	112.3	6.9
Electrical and gas utilities and other	24.3	3.1	18.3	2.2	47.2	3.1	53.2	3.2
Total contract revenues	$787.6	100.0%	$823.9	100.0%	$1,515.1	100.0%	$1,638.2	100.0%

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

19. Commitments and Contingencies

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in the United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. On November 16, 2020, the plaintiffs filed a consolidated amended complaint in which the plaintiffs alleged the same breaches of fiduciary duty and violations of the securities laws as were alleged in the two consolidated lawsuits when they were initially filed. The consolidated amended complaint names the Company as nominal defendant and asserts claims against seven current members of its Board of Directors and two former members of the Board. The parties to this suit have reached an agreement to settle these claims and, on July 23, 2021, the court issued an order providing preliminary approval of the terms of the settlement. This preliminary agreement is subject to final approval by the court. Due to the early stage of this litigation, it is not possible to estimate a range of loss that could occur if this preliminary settlement is not finalized.

On December 1, 2017, one of the Company’s subsidiaries was named in a lawsuit alleging that its nonexempt employees performing utility locating services in California were not paid appropriate minimum and overtime wages, provided required breaks, reimbursed for necessary business expenses, provided with accurate wage statements, and timely pay all wages at termination of employment. The plaintiff seeks to pursue these allegations as a class action under the California Private Attorney General Act of 2004. Although the Company believes these claims are without merit it has engaged in early settlement discussions and has reached a preliminary agreement to settle these claims on a class-wide basis for an aggregate settlement value of $2.2 million and, on July 29, 2021, the court issued an order providing preliminary approval of the terms of the settlement. This preliminary agreement is subject to final approval by the court. Due to the early stage of this litigation, it is not possible to estimate a range of loss that could occur if this preliminary settlement is not finalized.

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 31, 2021 and January 30, 2021, we had $232.5 million and $208.7 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 31, 2021 and January 30, 2021, we had $20.3 million and $20.9 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our Credit Agreement that collateralize our obligations to our insurance carriers. As of July 31, 2021 and January 30, 2021, we had $46.3 million and $52.2 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include the duration and severity of a pandemic caused by COVID-19, vaccination rates in the areas where we operate, any worsening of the pandemic caused by increasing infection rates triggered by new variants, future economic conditions and trends including the potential impacts of an inflationary economic environment, customer capital budgets and spending priorities, the availability and cost of materials, equipment and labor necessary to perform our work, the effect of changes in tax law, projections of revenues, income or loss, or capital expenditures, our plans for future operations, growth and services, including contract backlog, our plans for future acquisitions, dispositions, or financial needs, expected benefits and synergies of businesses acquired and future opportunities for the combined businesses, anticipated outcomes of contingent events, including litigation, availability of capital, restrictions imposed by our Credit Agreement and our 2029 Notes, use of our cash flow to service our debt, potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters, potential exposure to environmental liabilities, determinations as to whether the carrying value of our assets is impaired, assumptions relating to any of the foregoing, and the other risks and uncertainties discussed within Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, as well as Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2021 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for fiscal 2021. Our Annual Report on Form 10-K for fiscal 2021 was filed with the SEC on March 5, 2021, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

Significant demand for broadband is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have stated their belief that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. We believe this view is increasing the appetite for fiber deployments and that the industry effort to deploy high capacity fiber networks continues to meaningfully broaden our industry’s set of opportunities. Increasing access to high-capacity telecommunications continues to be crucial to society, especially in rural America. The wide and active participation in the

Federal Communications Commission (“FCC”) Rural Digital Opportunity Fund (“RDOF”) auction augurs well for dramatically increased rural network investment. In addition, an increasing number of states are commencing initiatives that will provide funding for telecommunications networks separate from the FCC RDOF program.

We are providing program management, planning, engineering and design, aerial, underground, and wireless construction and fulfillment services for 1 gigabit deployments. These services are being provided across the country in numerous geographic areas to multiple customers including customers who have initiated broad fiber deployments as well as customers who have resumed broad deployments. These deployments include networks consisting entirely of wired network elements as well as converged wireless/wireline multi-use networks. Fiber network deployment opportunities are increasing in rural America as new industry participants respond to emerging societal incentives. We continue to provide integrated planning, engineering and design, procurement and construction and maintenance services to several industry participants.

Telephone companies are deploying fiber-to-the-home to enable 1 gigabit high-speed connections. Increasingly, rural electric utilities are doing the same. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Deployments to expand capacity as well as new build opportunities are underway. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Wireless construction activity in support of newly available spectrum bands is beginning and expected to increase next year. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business.

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

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its effects on our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the continuing impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is likely to be determined by factors which are uncertain, unpredictable and outside of our control, including vaccination rates and extent of infections caused by new variants. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing to continue investments in the services we provide. Furthermore, the COVID-19 pandemic has caused delays, and increases the risk of further delays, in our provision of construction services due to delays in our ability to obtain permits from government agencies. For further discussion of this matter, refer to Part I. Item 1A of our Annual Report on Form 10-K for fiscal 2021.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the six months ended July 31, 2021 and July 25, 2020 accounting for approximately 66.5% and 77.5%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three and six months ended July 31, 2021 or July 25, 2020:

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
AT&T Inc.	22.5%	16.3%	22.0%	17.6%
Comcast Corporation	15.5%	15.9%	16.7%	15.2%
Verizon Communications Inc.	11.5%	19.8%	12.0%	20.7%
Lumen Technologies(1)	12.1%	19.2%	12.0%	18.7%
Frontier Communications Corporation	4.0%	1.5%	3.8%	1.5%
Windstream Corporation	3.4%	5.3%	3.9%	5.2%
(1) Formerly known as CenturyLink, Inc.

In addition, another customer contributed 3.2% and 1.0% to our total contract revenues during the three months ended July 31, 2021 and July 25, 2020, respectively. During the six months ended July 31, 2021 and July 25, 2020 this customer contributed 3.3% and 0.8%, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Multi-year master service agreements	76.0%	72.2%	76.4%	71.1%
Other long-term contracts	13.8	18.6	14.4	19.5
Total long-term contracts	89.8%	90.8%	90.8%	90.6%
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2021.

Understanding Our Results of Operations
The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies and Estimates, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2021.

The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2021 consisted of 53 weeks of operations and fiscal year ending January 29, 2022 consists of 52 weeks of operations.

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 5% and approximately 15% of contract revenues during the six months ended July 31, 2021 and July 25, 2020, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the six months ended July 31, 2021 and July 25, 2020, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Goodwill. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the condensed consolidated statements of operations during the period incurred.

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships and trade names, which we amortize over their estimated useful lives. We recognize amortization of customer relationship intangibles on an accelerated basis as a function of the expected economic benefit and amortization of other finite-lived intangibles on a straight-line basis over their estimated useful life.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 31, 2021		July 25, 2020		July 31, 2021		July 25, 2020
Contract revenues	$787.6	100.0%	$823.9	100.0%	$1,515.1	100.0%	$1,638.2	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	651.4	82.7	658.0	79.9	1,271.4	83.9	1,338.2	81.7
General and administrative	64.7	8.2	67.4	8.2	131.7	8.7	133.2	8.1
Depreciation and amortization	38.5	4.9	44.1	5.4	77.5	5.1	90.0	5.5
Goodwill impairment charge	—	—	—	—	—	—	53.3	3.3
Total	754.6	95.8	769.4	93.4	1,480.7	97.7	1,614.7	98.6
Interest expense, net	(9.3)	(1.2)	(7.9)	(1.0)	(15.2)	(1.0)	(20.3)	(1.2)
(Loss) gain on debt extinguishment	—	—	(0.5)	(0.1)	(0.1)	—	12.0	0.7
Other income, net	1.0	0.1	3.1	0.4	3.7	0.2	4.2	0.3
Income before income taxes	24.7	3.1	49.3	6.0	22.8	1.5	19.5	1.2
Provision for income taxes	6.5	0.8	12.2	1.5	3.8	0.2	14.9	0.9
Net income	$18.2	2.3%	$37.0	4.5%	$19.1	1.3%	$4.6	0.3%

Contract Revenues. Contract revenues were $787.6 million during the three months ended July 31, 2021 compared to $823.9 million during the three months ended July 25, 2020. There were no acquired revenues or significant revenues from storm restoration services in the current or prior year quarter.

Contract revenues decreased by $36.4 million during the three months ended July 31, 2021 compared to the three months ended July 25, 2020. Contract revenues decreased by $72.2 million for a large telecommunications customer, primarily related to fiber deployments and by $62.9 million for a large telecommunications customer for services performed under existing contracts. In addition, contract revenues decreased by $17.0 million for a telecommunications customer in connection with rural services and by $9.6 million from a leading cable multiple system operator for construction and maintenance services. Partially offsetting these decreases, contract revenues increased by $42.9 million for a large telecommunications customer improving its network and by $19.7 million for a telecommunications customer for fiber deployments. All other customers had net increases in contract revenues of $62.7 million on a combined basis during the three months ended July 31, 2021 compared to the three months ended July 25, 2020.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 88.6%, 8.3%, and 3.1%, respectively, for the three months ended July 31, 2021 compared to 90.6%, 7.2%, and 2.2%, respectively, for the three months ended July 25, 2020.

Contract revenues were $1.515 billion during the six months ended July 31, 2021 compared to $1.638 billion during the six months ended July 25, 2020. Additionally, we earned $3.9 million of contract revenues from storm restoration services during the six months ended July 31, 2021, which was primarily earned during the first quarter of fiscal 2022. There were no significant contract revenues from storm restoration services during the six months ended July 25, 2020. There were no acquired revenues during either six month period.

Excluding amounts generated from storm restoration services, contract revenues decreased by $127.0 million during the six months ended July 31, 2021 compared to the six months ended July 25, 2020. Contract revenues decreased by $156.8 million for a large telecommunications customer, primarily related to fiber deployments. In addition, contract revenues decreased by $126.2 million for a large telecommunications customer primarily for decreases in services performed under existing contracts and by $29.9 million for a telecommunications customer in connection with rural services. Partially offsetting these decreases, contract revenues increased by approximately $44.3 million for a large telecommunications customer improving its network, by $32.3 million for a telecommunications customer for fiber deployments and by $3.0 million from a leading cable multiple system operator for construction and maintenance services. All other customers had net increases in contract revenues of $106.2 million on a combined basis during the six months ended July 31, 2021 compared to the six months ended July 25, 2020.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 88.3%, 8.6%, and 3.1%, respectively, for the six months ended July 31, 2021 compared to 89.9%, 6.9%, and 3.2%, respectively, for the six months ended July 25, 2020.

Costs of Earned Revenues. Costs of earned revenues decreased to $651.4 million, or 82.7% of contract revenues, during the three months ended July 31, 2021 compared to $658.0 million, or 79.9% of contract revenues, during the three months ended July 25, 2020. The primary components of the decrease were a $12.5 million decrease in direct materials expense, and $7.7 million decrease in other direct costs, including other operating and insurance claims expenses. Partially offsetting these decreases were a $9.3 million aggregate increase in direct labor and subcontractor costs, and a $4.4 million increase in equipment and fuel costs combined.

Costs of earned revenues as a percentage of contract revenues increased 2.8% during the three months ended July 31, 2021 compared to the three months ended July 25, 2020. As a percentage of contract revenues, labor and subcontracted labor costs increased 4.0% primarily due to the mix of work performed. Direct materials decreased 1.2%, primarily as a result of our mix of work in which we provide materials for our customers. Equipment and fuel costs combined increased 0.7% as a percentage of contract revenues primarily resulting from an increase in fuel prices. Other direct costs decreased 0.7% as a percentage of contract revenues during the three months ended July 31, 2021.

Costs of earned revenues decreased to $1.271 billion, or 83.9% of contract revenues, during the six months ended July 31, 2021 compared to $1.338 billion, or 81.7% of contract revenues, during the six months ended July 25, 2020. The primary components of the decrease were a $38.1 million decrease direct materials expense, a $16.9 million aggregate decrease in direct labor and subcontractor costs, and a $14.1 million decrease in other direct costs, including other operating and insurance claim expenses. Partially offsetting these decreases was a $2.3 million increase in equipment and fuel costs combined.

Costs of earned revenues as a percentage of contract revenues increased 2.2% during the six months ended July 31, 2021 compared to the six months ended July 25, 2020. As a percentage of contract revenues, labor and subcontracted labor costs increased 3.8% primarily due to the mix of work performed. Direct material decreased 1.8%, primarily as a result of our mix of work in which we provide materials for our customer. Equipment and fuel costs combined increased 0.5% as a percentage of contract revenues primarily resulting from an increase in fuel prices. Other direct costs decreased 0.3% as a percentage of contract revenues during the six months ended July 31, 2021.

General and Administrative Expenses. General and administrative expenses decreased to $64.7 million, or 8.2% of contract revenues, during the three months ended July 31, 2021 compared to $67.4 million, or 8.2% of contract revenues, during the three months ended July 25, 2020. The decrease in total general and administrative expenses during the three months ended July 31, 2021 primarily resulted from a decrease in stock-based and performance compensation, partially offset by an increase in administrative, payroll and other costs.

General and administrative expenses decreased to $131.7 million, or 8.7% of contract revenues, during the six months ended July 31, 2021 compared to $133.2, or 8.1% of contract revenues, during the six months ended July 25, 2020.
The decrease in total general and administrative expenses during the six months ended July 31, 2021 is mainly attributable to a decrease in stock-based and performance compensation, partially offset by an increase in administrative, payroll and other costs, including bad debt expense.

Depreciation and Amortization. Depreciation expense was $33.8 million, or 4.3% of contract revenues, during the three months ended July 31, 2021 compared to $39.0 million, or 4.7% of contract revenues, during the three months ended July 25, 2020. The decrease in depreciation expense during the three months ended July 31, 2021 is primarily due to certain assets becoming fully depreciated or sold and reduced capital expenditures during fiscal 2021 compared to prior periods. Depreciation expense was $68.2, or 4.5% of contract revenues, during the six months ended July 31, 2021 compared to $79.6 million, or 4.9% of contract revenues, during the six months ended July 25, 2020. The decrease in depreciation expense during the six months ended July 31, 2021 is primarily the result of reduced capital expenditures.

Amortization expense was $4.7 million and $5.2 million during the three months ended July 31, 2021 and July 25, 2020, respectively, and $9.4 and $10.4 million during the six months ended July 31, 2021 and July 25, 2020.

Goodwill Impairment Charge. During the first quarter of fiscal 2021, we recognized a goodwill impairment charge of $53.3 million on our Broadband reporting unit as the result of an interim impairment test.

Interest Expense, Net. Interest expense, net was $9.3 million and $7.9 million during the three months ended July 31, 2021 and July 25, 2020, respectively. Interest expense includes $0.7 million and $1.7 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “2021 Convertible Notes”) during the three months ended July 31, 2021 and July 25, 2020, respectively. Excluding this amortization, interest expense, net increased to $8.7 million during the three months ended July 31, 2021 from $6.1 million during the three months ended July 25, 2020 as a result of higher interest rates on funded debt balances during the current period.

Interest expense, net was $15.2 million and $20.3 million during the six months ended July 31, 2021 and July 25, 2020, respectively. Interest expense includes $1.3 million and $6.1 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “2021 Convertible Notes”) during the six months ended July 31, 2021 and July 25, 2020, respectively. Excluding this amortization, interest expense, net decreased to $13.9 million during the six months ended July 31, 2021 from $14.2 million during the six months ended July 25, 2020 as a result of lower outstanding borrowings.

Other Income, Net. Other income, net was $1.0 million and $3.1 million during the three months ended July 31, 2021 and July 25, 2020, respectively, and $3.7 and $4.2 million during the six months ended July 31, 2021 and July 25, 2020, respectively. Gain on sale of fixed assets was $1.0 million and $3.4 million during the three months ended July 31, 2021 and July 25, 2020, respectively, and $3.8 million and $5.2 million during the six months ended July 31, 2021 and July 25, 2020, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $0.4 million and $0.5 million of expense during the three months ended July 31, 2021 and July 25, 2020 respectively, and $0.9 million and $1.3 million during the six months ended July 31, 2021 and July 25, 2020 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended July 31, 2021 and July 25, 2020 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Income tax provision	$6.5	$12.2	$3.8	$14.9
Effective income tax rate	26.3%	24.9%	16.5%	76.4%

Our effective income tax rate was 26.3% and 24.9% for the three months ended July 31, 2021 and July 25, 2020, respectively, and 16.5% and 76.4% for the six months ended July 31, 2021 and July 25, 2020, respectively. The effective tax rate differs from the statutory rate primarily due to the impact of the vesting and exercise of share-based awards during the six months ended July 31, 2021. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to the difference in income tax rates from state to state where work was performed, changes in unrecognized tax benefits, tax law changes, tax credits recognized, and variances in non-deductible and non-taxable items. Additionally, during the six months ended July 25, 2020, our effective tax rate was impacted by the $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from a $2.6 million tax loss carryback technical correction under the CARES Act.

During the second quarter of fiscal 2022, we were notified by the Internal Revenue Service that our federal income tax return for fiscal 2020 was selected for examination. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.
Net Income. Net income was $18.2 million for the three months ended July 31, 2021 compared to $37.0 million for the three months ended July 25, 2020. Net income was $19.1 million for the six months ended July 31, 2021 compared to $4.6 million for the six months ended July 25, 2020.

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

	For the Three Months Ended		For the Six Months Ended
	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Net income	$18,165	$37,024	$19,063	$4,606
Interest expense, net	9,334	7,853	15,211	20,310
Provision for income taxes	6,496	12,244	3,772	14,921
Depreciation and amortization	38,462	44,129	77,542	90,001
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	72,457	101,250	115,588	129,838
Gain on sale of fixed assets	(992)	(3,418)	(3,844)	(5,206)
Stock-based compensation expense	2,309	4,373	6,049	6,694
Loss (gain) on debt extinguishment	—	458	62	(12,046)
Goodwill impairment charge	—	—	—	53,264
Non-GAAP Adjusted EBITDA	$73,774	$102,663	$117,855	$172,544
Non-GAAP Adjusted EBITDA % of contract revenues	9.4%	12.5%	7.8%	10.5%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $261.9 million as of July 31, 2021 compared to $11.8 million as of January 30, 2021. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

In connection with the issuance of the 2021 Convertible Notes, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. We are subject to counterparty risk with respect to these convertible note hedge transactions. The hedge counterparties are financial institutions, and we are subject to the risk that they might default under the convertible note hedge transactions. To mitigate that risk, we contracted with institutional counterparties who met specific requirements under our risk assessment process. Additionally, the transactions are subject to a netting arrangement, which also reduces credit risk.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,096.8 million as of July 31, 2021 compared to $801.9 million as of January 30, 2021.

Capital resources are used primarily to purchase equipment and maintain sufficient levels of working capital to support our contractual commitments to customers. We periodically borrow from and repay our revolving credit facility depending on our cash requirements. We currently intend to retain any earnings for use in the business and other capital allocation strategies which may include share repurchases, investment in acquisitions, and extinguishment of debt. Consequently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement and cash on hand. We expect capital expenditures, net of disposals, to range from $105.0 million to $125.0 million during fiscal 2022 to support growth opportunities and replacement of certain fleet assets.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest and principal payments required on the 2021 Convertible Notes, 2029 Notes, outstanding term loan, and revolver borrowings under our Credit Agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, experience difficulty or delays in collecting amounts owed to us by our customers, increase our working capital in connection with new or existing customer programs, or to the extent we repurchase our common stock, repay credit agreement borrowings, or redeem or convert the 2021 Convertible Notes. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for the six months ended July 31, 2021 and July 25, 2020 (dollars in millions):

	For the Six Months Ended
	July 31, 2021	July 25, 2020
Net cash flows:
Provided by operating activities	$58.8	$167.5
Used in investing activities	$(64.1)	$(20.8)
Provided by (used in) financing activities	$255.5	$(178.9)

Cash Provided by Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, goodwill impairment charge, gain and loss on debt extinguishment and provision for bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the six months ended July 31, 2021, net cash generated from operating activities was $58.8 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $68.1 million of operating cash flow during the six months ended July 31, 2021. Changes that used operating cash flow during the six months ended July 31, 2021 included a decrease in accrued liabilities of $10.7 million and an increase in accounts receivable, income tax receivable and other current assets and inventories of $73.9 million, $14.2 million and $13.1 million, respectively, each primarily as a result of the timing of payments. Working capital changes that provided operating cash flow during the six months ended July 31, 2021 included a decrease in contract assets, net of $32.8 million and other assets of $2.2 million and an increase in accounts payable of $8.7 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 125 days as of July 31, 2021 compared to 126 as of July 25, 2020. The decrease in our DSO was primarily a result of a decrease in outstanding balances for a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of July 31, 2021 and January 30, 2021 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of July 31, 2021 or January 30, 2021.

During the six months ended July 25, 2020, net cash generated from operating activities was $167.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $22.4 million of operating cash flow during the six months ended July 25, 2020. Working capital changes that provided operating cash flow during the six months ended July 25, 2020 included an aggregate increase in accounts payable and accrued liabilities of $84.9 million and a net decrease in income tax receivable of $15.1 million, other assets of $3.7 million, and other current assets and inventories of $2.4 million, each primarily as a result of the timing of payments. Working capital that used operating cash flow during the six months ended July 25, 2020 included increases in accounts receivable of $81.3 million and contract assets, net of $2.4 million.

Cash Used in Investing Activities. Net cash used in investing activities was $64.1 million during the six months ended July 31, 2021 compared to $20.8 million during the six months ended July 25, 2020. During the six months ended July 31, 2021 and July 25, 2020, capital expenditures were $68.4 million and $26.7 million, respectively. Capital expenditures increased during the six months ended July 31, 2021, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $4.2 million and $6.0 million during the six months ended July 31, 2021 and July 25, 2020, respectively.
Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $255.5 million during the six months ended July 31, 2021. The primary source of cash provided by financing activities during the six months ended July 31, 2021 was the $500.0 million principal amount of 4.50% senior notes due 2029 (the “2029 Notes”) issued in a private placement in April 2021. During the six months ended July 31, 2021 we paid approximately $11.6 million in issuance costs and third party fees and expenses related to our financing transactions. We used $105.0 million of the proceeds of the 2029 Notes offering to repay outstanding borrowings under the revolving portion of our Credit Agreement and approximately $71.9 million to repay term loan borrowings under our Credit Agreement. We repurchased 631,638 shares of our common stock in open market transactions, at an average price of $79.16 per share, for $50.0 million. The exercise of stock options provided $0.4 million during the six months ended July 31, 2021 and we paid $6.4 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 31, 2021.

Net cash used in financing activities was $178.9 million during the six months ended July 25, 2020. During the six months ended July 25, 2020, borrowings under our Credit Agreement, net of repayments, were $188.8 million. We also purchased $401.7 million of our 2021 Convertible Notes for $371.4 million, including interest and fees, resulting in a $30.8 million redemption discount on convertible debt. In connection with the purchase, we unwound convertible note hedge transactions and warrants proportionally to the number of 2021 Convertible Notes. We received $7.2 million for the settlement of the convertible note hedges and paid $7.2 million for the warrants. The exercise of stock options provided $3.6 million during the six months ended July 25, 2020. Partially offsetting this, we paid $0.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 25, 2020. The 2021 Convertible Notes mature on September 15, 2021.

Compliance with Credit Agreement. On April 1, 2021, the Company and certain of its subsidiaries amended its credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Agreement”) to among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity date of the Credit Agreement was also extended to April 1, 2026.

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $350.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by 100% the equity interests of our direct and indirect domestic subsidiaries and 65%

of the voting equity interests and 100% of the non-voting interests of our first-tier foreign subsidiaries (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing twelve-month consolidated EBITDA, as defined by our Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR(1)
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(2)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.000%

(1) To address the transition in financial markets away from LIBOR by the end of 2021, the Credit Agreement includes provisions related to the replacement of LIBOR with a LIBOR Successor Rate (as defined in the Credit Agreement), which may be a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.
(2) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00% and if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $46.3 million and $52.2 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of July 31, 2021 and January 30, 2021, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of July 31, 2021 and January 30, 2021 were as follows:

	Weighted Average Rate End of Period
	July 31, 2021	January 30, 2021
Borrowings - Term loan facility	1.72%	1.63%
Borrowings - Revolving facility	—%	2.14%
Standby Letters of Credit	1.75%	1.50%
Unused Revolver Commitment	0.35%	0.25%

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 31, 2021 and January 30, 2021, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $273.9 million and $558.7 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

The indenture governing the 2029 Notes contains certain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur additional debt and issue certain preferred stock, (ii) pay certain dividends on, repurchase, or make distributions in respect of, our and our Subsidiaries’capital stock or make other payments restricted by the indenture, (iii) enter into agreements that place limitations on distributions made from certain of our subsidiaries, (iv) guarantee certain debt, (v) make certain investments, (vi) sell or exchange certain assets, (vii) enter into transactions with affiliates, (viii) create certain liens, and (ix) consolidate, merge or transfer all or substantially all of our or our Subsidiaries’assets. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the indenture governing the 2029 Notes.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of July 31, 2021 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
2029 Notes	$—	$—	$—	$500,000	$500,000
2021 Convertible Notes	58,264	—	—	—	58,264
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facility	8,750	35,000	306,250	—	350,000
Fixed interest payments on long-term debt(1)	22,718	45,000	45,000	67,500	180,218
Obligations under long-term operating leases(2)	28,733	32,877	9,451	1,636	72,697
Obligations under short-term operating leases(3)	1,544	—	—	—	1,544
Employment agreements	16,115	5,531	921	—	22,567
Deferral of tax payments(4)	18,647	18,716	—	—	37,363
Purchase and other contractual obligations(5)	68,772	5,364	—	—	74,136
Total	$223,543	$142,488	$361,622	$569,136	$1,296,789

(1) Includes interest payments on our $58.3 million principal amount of 2021 Convertible Notes outstanding, and our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of July 31, 2021 consisted of $350.0 million outstanding under our term loan facility.

(2)Amounts represent undiscounted lease obligations under long-term operating leases.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of July 31, 2021.

(4) Amounts represent deferral of payroll tax payments, 50% of which are due by December 31, 2021 and the remainder of which are due by December 31, 2022, as permitted by the CARES Act.

(5) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of July 31, 2021, purchase and other contractual obligations includes approximately $64.3 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of July 31, 2021.

Our condensed consolidated balance sheet as of July 31, 2021 includes a long-term liability of approximately $60.7 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $6.3 million and $5.9 million as of July 31, 2021 and January 30, 2021, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 31, 2021 and January 30, 2021 we had $232.5 million and $208.7 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $126.0 million as of July 31, 2021. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 31, 2021 and January 30, 2021, we had $20.3 million and $20.9 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $46.3 million and $52.2 million outstanding standby letters of credit issued under our Credit Agreement as of July 31, 2021 and January 30, 2021, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.895 billion and $6.810 billion at July 31, 2021 and January 30, 2021, respectively. We expect to complete 45.0% of the July 31, 2021 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Our Credit Agreement permits borrowings at a variable rate of interest. On July 31, 2021, we had variable rate debt outstanding under our Credit Agreement of $350.0 million under our term loan facility. Interest related to these borrowings fluctuates based on LIBOR or the administrative agent’s base rate. The administrative agent's base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement.

The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $101.63 as of July 31, 2021 (dollars in thousands):

July 31, 2021
Principal amount of 4.50% senior notes due April 2029	$500,000
Less: Debt issuance costs	(7,151)
Net carrying amount of 2029 Notes	$492,849

July 31, 2021
Fair value of principal amount of 2029 Notes	$508,125
Less: Debt issuance costs	(7,151)
Fair value of 2029 Notes	$500,974

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $15.9 million, calculated on a discounted cash flow basis as of July 31, 2021.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “2021 Convertible Notes”), which bear a fixed rate of interest of 0.75%. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the 2021 Convertible Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the 2021 Convertible Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These 2021 Convertible Notes were purchased through privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021.

The fair value of the fixed rate 2021 Convertible Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2021 Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2021 Convertible Notes is affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes.

The following table summarizes the carrying amount and fair value of the 2021 Convertible Notes, net of the debt discount and debt issuance costs. The fair value of the 2021 Convertible Notes is based on the closing trading price per $100 of the 2021 Convertible Notes as of the last day of trading for the respective periods (Level 2), which was $98.88 and $104.50 as of July 31, 2021 and January 30, 2021, respectively (dollars in thousands):

	July 31, 2021	January 30, 2021
Principal amount of 2021 Convertible Notes	$58,264	$58,264
Less: Debt discount and debt issuance costs	(375)	(1,854)
Net carrying amount of 2021 Convertible Notes	$57,889	$56,410

Fair value of principal amount of 2021 Convertible Notes	$57,609	$60,886
Less: Debt discount and debt issuance costs	(375)	(1,854)
Fair value of 2021 Convertible Notes	$57,234	$59,032

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2021 Convertible Notes of approximately $0.04 million, calculated on a discounted cash flow basis as of July 31, 2021.

In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021

Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. In the event that shares or cash are deliverable to holders of the 2021 Convertible Notes upon conversion at limits defined in the indenture governing the 2021 Convertible Notes, counterparties to the convertible note hedge will be required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we deliver to the holders of the 2021 Convertible Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could be deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the 2021 Convertible Notes, the number of shares that could be deliverable to us upon conversion was reduced to up to 0.601 million of our shares.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the 2021 Convertible Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
July 31, 2021, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 19, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors.

The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Changes in economic conditions, uncertain economic conditions, and capital market fluctuations may affect our customers’ spending on the services we provide. Macroeconomic conditions, including inflation, slow growth or recession, changes to fiscal and monetary policy, and tighter credit and higher interest rates could materially adversely affect demand for our services and the availability and cost of the materials and equipment we need to deliver our services. During periods of elevated economic uncertainty our customers may reduce or eliminate their spending on the services we provide. In addition, volatility in the debt or equity markets may impact our customers’ access to capital and result in the reduction or elimination of spending on the services we provide. Our vendors, suppliers and subcontractors may also be, to varying degrees, adversely affected by these conditions. These conditions, which can develop rapidly, could adversely affect our revenues, results of operations, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended July 31, 2021, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
July 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 02, 2021 - May 29, 2021	—	$—	—	(2)
May 30, 2021 - June 26, 2021	631,638	$79.16	—	(2)
June 27, 2021 - July 31, 2021	—	$—	—	(2)
(1) All shares repurchased have been subsequently canceled.

(2) Repurchases of Common Stock. On March 3, 2021 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. During the second quarter of fiscal 2022, the Company repurchased 631,638 shares of its common stock, at an average price of $79.16, for $50.0 million. As of July 31, 2021, $100.0 million of the authorization was available for repurchases.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

4.1
Indenture, dated as of April 1, 2021, among Dycom Industries, Inc., the subsidiary guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2021).

10.1
First Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Pledge Agreement, dated as of April 1, 2021, among Dy com Industries, Inc., as the Borrower, the subsidiaries of Dycom identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and other parties named therein (incorporated by reference to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2021).

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021 formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.
104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	September 2, 2021	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	September 2, 2021	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer