Form 10-Q
period 2021-10-30
DYCOM INDUSTRIES INC
filed 2021-11-24
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021

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

There were 30,180,688 shares of common stock with a par value of $0.33 1/3 outstanding at November 22, 2021.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	October 30, 2021	January 30, 2021
ASSETS
Current assets:
Cash and equivalents	$263,701	$11,770
Accounts receivable, net (Note 5)	959,741	858,123
Contract assets	110,685	197,110
Inventories	69,876	70,849
Income tax receivable	7,502	1,706
Other current assets	37,498	29,072
Total current assets	1,449,003	1,168,630

Property and equipment, net	284,246	273,960
Operating lease right-of-use assets	61,993	63,179
Goodwill	272,485	272,485
Intangible assets, net	105,864	119,322
Other assets	31,104	46,589
Total assets	$2,204,695	$1,944,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,599	$158,966
Current portion of debt	13,125	81,722
Contract liabilities	13,943	14,101
Accrued insurance claims	39,933	41,736
Operating lease liabilities	24,614	24,769
Income taxes payable	6	6,387
Other accrued liabilities	127,933	120,809
Total current liabilities	393,153	448,490

Long-term debt	827,226	501,562
Accrued insurance claims - non-current	51,339	70,224
Operating lease liabilities - non-current	37,211	38,359
Deferred tax liabilities, net - non-current	56,362	47,650
Other liabilities	28,630	26,572
Total liabilities	1,393,921	1,132,857

COMMITMENTS AND CONTINGENCIES (Note 19)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 30,176,486 and 30,615,167 issued and outstanding, respectively	10,059	10,205
Additional paid-in capital	3,942	2,284
Accumulated other comprehensive loss	(1,767)	(1,769)
Retained earnings	798,540	800,588
Total stockholders’ equity	810,774	811,308
Total liabilities and stockholders’ equity	$2,204,695	$1,944,165

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 30, 2021	October 24, 2020

Contract revenues	$853,973	$810,256

Costs of earned revenues, excluding depreciation and amortization	705,865	658,355
General and administrative	66,899	62,628
Depreciation and amortization	37,766	42,313
Total	810,530	763,296

Interest expense, net	(9,132)	(4,710)
Other income, net	564	3,708
Income before income taxes	34,875	45,958

Provision for income taxes	6,158	12,032

Net income	$28,717	$33,926

Earnings per common share:
Basic earnings per common share	$0.95	$1.06

Diluted earnings per common share	$0.94	$1.05

Shares used in computing earnings per common share:
Basic	30,172,254	31,878,583

Diluted	30,614,706	32,425,300

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	October 30, 2021	October 24, 2020

Contract revenues	$2,369,038	$2,448,500

Costs of earned revenues, excluding depreciation and amortization	1,977,243	1,996,514
General and administrative	198,640	195,871
Depreciation and amortization	115,307	132,313
Goodwill impairment charge	—	53,264
Total	2,291,190	2,377,962

Interest expense, net	(24,343)	(25,020)
(Loss) gain on debt extinguishment	(62)	12,046
Other income, net	4,267	7,921
Income before income taxes	57,710	65,485

Provision for income taxes	9,930	26,953

Net income	$47,780	$38,532

Earnings per common share:
Basic earnings per common share	$1.57	$1.21

Diluted earnings per common share	$1.54	$1.20

Shares used in computing earnings per common share:
Basic	30,426,337	31,744,199

Diluted	30,928,890	32,106,661

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Net income	$28,717	$33,926	$47,780	$38,532
Foreign currency translation gains (losses), net of tax	1	9	2	(1)
Comprehensive income	$28,718	$33,935	$47,782	$38,531

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 31, 2021	30,170,076	$10,057	$2,309	$(1,768)	$769,823	$780,421
Stock-based compensation	524	—	1,789	—	—	1,789
Issuance of restricted stock, net of tax withholdings	5,886	2	(156)	—	—	(154)
Other comprehensive income	—	—	—	1	—	1
Net income	—	—	—	—	28,717	28,717
Balances as of October 30, 2021	30,176,486	$10,059	$3,942	$(1,767)	$798,540	$810,774

	For the Three Months Ended
	October 24, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 25, 2020	31,836,930	$10,612	$31,093	$(1,791)	$833,834	$873,748
Stock options exercised	62,748	21	1,795	—	—	1,816
Stock-based compensation	965	—	3,796	—	—	3,796
Issuance of restricted stock, net of tax withholdings	8,523	3	(173)	—	—	(170)
Other comprehensive income	—	—	—	9	—	9
Net income	—	—	—	—	33,926	33,926
Balances as of October 24, 2020	31,909,166	$10,636	$36,510	$(1,782)	$867,760	$913,124

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	October 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 30, 2021	30,615,167	$10,205	$2,284	$(1,769)	$800,588	$811,308
Stock options exercised	11,169	4	362	—	—	366
Stock-based compensation	1,765	1	7,838	—	—	7,838
Issuance of restricted stock, net of tax withholdings	180,023	60	(2,748)	—	(3,832)	(6,520)
Repurchase of common stock	(631,638)	(211)	(3,793)	—	(45,996)	(50,000)
Other comprehensive income	—	—	—	2	—	2
Net income	—	—	—	—	47,780	47,780
Balances as of October 30, 2021	30,176,486	$10,059	$3,942	$(1,767)	$798,540	$810,774

	For the Nine Months Ended
	October 24, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2020	31,583,938	$10,528	$30,158	$(1,781)	$829,699	$868,604
Cumulative effect from implementation of ASU 2016-13	—	—	—	—	(471)	(471)
Stock options exercised	275,275	92	5,333	—	—	5,425
Stock-based compensation	4,313	1	10,489	—	—	10,490
Issuance of restricted stock, net of tax withholdings	45,640	15	(515)	—	—	(500)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(8,976)	—	—	(8,976)
Purchase of warrants	—	—	(7,176)	—	—	(7,176)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	7,197	—	—	7,197
Other comprehensive loss	—	—	—	(1)	—	(1)
Net income	—	—	—	—	38,532	38,532
Balances as of October 24, 2020	31,909,166	$10,636	$36,510	$(1,782)	$867,760	$913,124

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	October 30, 2021	October 24, 2020
Cash flows from operating activities:
Net income	$47,780	$38,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,307	132,313
Non-cash lease expense	23,865	23,480
Deferred income tax provision (benefit)	8,712	(20,478)
Stock-based compensation	7,838	10,490
Amortization of debt discount	1,665	6,732
Provision for bad debt, net	2,918	353
Gain on sale of fixed assets	(4,259)	(9,207)
Loss (gain) on debt extinguishment	62	(12,046)
Amortization of debt issuance costs and other	2,123	2,189
Goodwill impairment charge	—	53,264
Change in operating assets and liabilities:
Accounts receivable, net	(104,536)	(122,520)
Contract assets, net	86,267	48,568
Other current assets and inventories	(7,469)	20,670
Other assets	3,412	5,212
Income taxes receivable/payable	(12,177)	10,513
Accounts payable	13,215	68,731
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(21,610)	22,629
Net cash provided by operating activities	163,113	279,425

Cash flows from investing activities:
Capital expenditures	(113,477)	(36,110)
Proceeds from sale of assets	5,226	11,859
Net cash used in investing activities	(108,251)	(24,251)

Cash flows from financing activities:
Proceeds from 2029 Notes	500,000	—
Proceeds from borrowings on senior credit agreement, including term loan	95,000	773,000
Principal payments on senior credit agreement, including term loan	(271,875)	(704,875)
Debt issuance costs	(11,638)	—
Repurchase of common stock	(50,000)	—
Extinguishment of 2021 Convertible Notes	(58,264)	(401,736)
Redemption discount on convertible debt, net of costs	—	30,761
Settlement of convertible note hedges related to extinguished convertible debt	—	7,197
Purchase of warrants	—	(7,176)
Exercise of stock options	366	5,425
Restricted stock tax withholdings	(6,520)	(500)
Net cash provided by (used in) financing activities	197,069	(297,904)
Net increase (decrease) in cash, cash equivalents and restricted cash	251,931	(42,730)

Cash, cash equivalents and restricted cash at beginning of period (Note 7)	13,574	59,869

Cash, cash equivalents and restricted cash at end of period (Note 7)	$265,505	$17,139

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$19,580	$17,652
Cash paid for taxes, net	$12,653	$38,309
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,165	$3,726

See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Dycom Industries, Inc. (“Dycom”, the “Company”, “we”, “our”, or “us”) is a leading provider of specialty contracting services throughout the United States. These services include program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, Dycom provides underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. Dycom supplies the labor, tools, and equipment necessary to provide these services to its customers.

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

The economy of the United States has been and continues to be severely impacted by a pandemic caused by a novel strain of coronavirus, including variants of the coronavirus, such as the Delta variant (“COVID-19”) and the nation’s response to it. Measures mandated by governmental agencies have included vaccination and masking requirements, travel and large gathering restrictions, social distancing requirements, quarantines, and shelter in place orders. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of COVID-19 have resulted in, and may continue to result in, additional outbreaks. As a result, certain business-related activities have been curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted by governmental mandates. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the full extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance will be determined by factors which are uncertain, unpredictable and outside of our control, including the duration and severity of the pandemic, any worsening of the pandemic, the vaccination rates in the areas we operate and among our employees and subcontractors, the nature and duration of the containment and mitigation actions taken by federal, state and local governments and protocols and contractual requirements implemented by our customers, and the resulting impact on the demand for our services from our customers. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2021. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2021. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the condensed consolidated financial statements of the Company. Accounting standards adopted during the nine months ended October 30, 2021 are disclosed in this Quarterly Report on Form 10-Q.

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

Accounting Standards Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU require acquiring entities to apply Topic 606 to recognize and measure contract assets and liabilities in a business combination. This update is intended to improve comparability after the business combination by providing consistent recognition and measurement of acquired revenue contracts and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied prospectively. We will adopt the provisions of this ASU in the first quarter of fiscal 2024 and do not expect the adoption to have a material effect on our consolidated financial statements.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Net income available to common stockholders (numerator)	$28,717	$33,926	$47,780	$38,532

Weighted-average number of common shares (denominator)	30,172,254	31,878,583	30,426,337	31,744,199

Basic earnings per common share	$0.95	$1.06	$1.57	$1.21

Weighted-average number of common shares	30,172,254	31,878,583	30,426,337	31,744,199
Potential shares of common stock arising from stock options, and unvested restricted share units	442,452	546,717	502,553	362,462
Total shares-diluted (denominator)	30,614,706	32,425,300	30,928,890	32,106,661

Diluted earnings per common share	$0.94	$1.05	$1.54	$1.20

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	218,525	238,226	89,765	245,633
0.75% convertible senior notes due 2021(1) (2)	297,367	601,349	500,017	2,116,093
Warrants(1) (2)	601,349	601,349	601,349	2,116,093
Total	1,117,241	1,440,924	1,191,131	4,477,819

(1) The company used the treasury stock method for calculating any potential dilutive impact on earnings per common share if our average stock price for the period exceeded the $96.89 per share conversion price. There was no dilutive impact on earnings per common share during any of the periods presented as our average stock price did not exceed the per share conversion price and the 2021 Convertible Notes (as defined in Note 13) matured on September 15, 2021. The warrants associated with our 2021 Convertible Notes will have a dilutive impact on earnings per common share if our average stock price for the period exceeds the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above. The warrants will expire in ratable portions on a series of expiration dates commencing on December 15, 2021 and concluding on May 9, 2022.

(2) In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. Prior to conversion, the convertible note hedge was not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon any conversion, the convertible note hedge was expected to offset the dilutive effect of the 2021 Convertible Notes when the average stock price for the period was above $96.89 per share. The 2021 Convertible Notes matured on September 15, 2021. The convertible note hedge transactions expired on September 13, 2021. See Note 13, Debt, for additional information related to our 2021 Convertible Notes, warrant transactions, and hedge transactions.

In connection with the purchase of $401.7 million of the 2021 Convertible Notes in fiscal 2021 and $25.0 million in fiscal 2020, we unwound convertible note hedge transactions and warrants proportionately to the number of 2021 Convertible Notes, resulting in a decrease in the number of excluded weighted shares.

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	October 30, 2021	January 30, 2021
Trade accounts receivable	$363,770	$352,501
Unbilled accounts receivable	576,365	492,324
Retainage	21,145	14,974
Total	961,280	859,799
Less: allowance for doubtful accounts	(1,539)	(1,676)
Accounts receivable, net	$959,741	$858,123

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Cumulative effect from implementation of ASU 2016-13	$—	$—	$—	$471
Allowance for doubtful accounts at beginning of period	1,527	1,605	1,676	4,582
Provision for bad debt	17	117	2,918	353
Amounts charged against the allowance	(5)	29	(3,055)	(3,655)
Allowance for doubtful accounts at end of period	$1,539	$1,751	$1,539	$1,751

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	October 30, 2021	January 30, 2021
Contract assets	$110,685	$197,110
Contract liabilities	13,943	14,101
Contract assets, net	$96,742	$183,009

Net contract assets were $96.7 million and $183.0 million as of October 30, 2021 and January 30, 2021, respectively. The decrease primarily resulted from increased billings and reduced services performed under contracts consisting of multiple tasks. During the three and nine months ended October 30, 2021, we performed services and recognized $2.3 million and $10.4 million, respectively, of contract revenues related to contract liabilities that existed at January 30, 2021. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of October 30, 2021 or January 30, 2021 were as follows (dollars in millions):

	October 30, 2021		January 30, 2021
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc.	$233.5	22.1%	$389.9	37.4%
Lumen Technologies(1)	$177.4	16.8%	$173.5	16.6%
Comcast Corporation	$131.5	12.4%	$131.7	12.6%
AT&T Inc.	$107.0	10.1%	$71.7	6.9%
(1) Formerly known as CenturyLink, Inc.

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of October 30, 2021 or January 30, 2021.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	October 30, 2021	January 30, 2021
Prepaid expenses	$22,298	$14,849
Deposits and other current assets	13,810	12,706
Insurance recoveries/receivables for accrued insurance claims	—	111
Restricted cash	1,372	1,372
Receivables on equipment sales	18	34
Other current assets	$37,498	$29,072

Other assets consisted of the following (dollars in thousands):

	October 30, 2021	January 30, 2021
Long-term contract assets	$15,284	$17,574
Deferred financing costs	5,128	5,205
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	3,769	15,837
Other non-current deposits and assets	6,491	7,541
Other assets	$31,104	$46,589

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	October 30, 2021	January 30, 2021
Cash and cash equivalents	$263,701	$11,770
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$265,505	$13,574

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	October 30, 2021	January 30, 2021
Land	—	$4,127	$3,796
Buildings	10-35	10,649	11,169
Leasehold improvements	1-10	17,739	17,030
Vehicles	1-5	688,244	626,809
Computer hardware and software	1-7	157,194	144,989
Office furniture and equipment	1-10	12,933	13,293
Equipment and machinery	1-10	317,735	300,143
Total		1,208,621	1,117,229
Less: accumulated depreciation		(924,375)	(843,269)
Property and equipment, net		$284,246	$273,960

Depreciation expense was $33.7 million and $37.3 million for the three months ended October 30, 2021 and October 24, 2020, respectively, and $101.8 million and $116.9 million for the nine months ended October 30, 2021 and October 24, 2020, respectively.

9. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill during the nine months ended October 30, 2021. The goodwill balance consisted of the following (dollars in thousands):

	October 30, 2021	January 30, 2021
Goodwill, gross	$521,516	$521,516
Accumulated impairment losses	(249,031)	(249,031)
Total	$272,485	$272,485

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

During fiscal 2021 the economy of the United States was severely impacted by the COVID-19 pandemic and the nation’s response to it. Measures mandated by governmental agencies have included vaccination and masking requirements, travel and large gathering restrictions, social distancing requirements, quarantines, and shelter in place orders. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of COVID-19 have resulted in, and may continue to result in, additional outbreaks. As a result, certain business-related activities have been curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted by governmental mandates. However, certain customers of the Company’s broadband reporting units restricted our technicians from entering third party premises. Furthermore, customers had modified their protocols to increase the self-installation of customer premise equipment by their subscribers. The events following the onset of COVID-19 were expected to result in a prolonged downturn in customer demand for installation services and to have a direct, adverse impact on its revenue, operating results and cash flows. As a result, during the quarter ended April 25, 2020 the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value.

The Company performs its annual impairment assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2021 period assessment, the Company concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods other than the first quarter of fiscal 2021. As of October 30, 2021, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	October 30, 2021				January 30, 2021
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	8.7	$312,017	$211,835	$100,182	$312,017	$198,604	$113,413
Trade names, finite	8.4	10,350	9,368	982	10,350	9,141	1,209
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
		$327,067	$221,203	$105,864	$327,067	$207,745	$119,322

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $4.1 million and $5.0 million for the three months ended October 30, 2021 and October 24, 2020, respectively, and $13.5 million and $15.5 million for the nine months ended October 30, 2021 and October 24, 2020, respectively.

As of October 30, 2021, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	October 30, 2021	January 30, 2021
Accrued insurance claims - current	$39,933	$41,736
Accrued insurance claims - non-current	51,339	70,224
Accrued insurance claims	$91,272	$111,960

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$111
Non-current (included in Other assets)	$3,769	$15,837
Insurance recoveries/receivables	$3,769	$15,948

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the nine months ended October 30, 2021, total insurance recoveries/receivables decreased approximately $12.2 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claims decreased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 9 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the nine months ended October 30, 2021 and October 24, 2020 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Lease cost under long-term operating leases	$8,526	$8,804	$25,952	$26,238
Lease cost under short-term operating leases	6,452	6,624	17,707	22,616
Variable lease cost under short-term and long-term operating leases(1)	756	743	2,696	3,076
Total lease cost	$15,734	$16,171	$46,355	$51,930

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $61.8 million as of October 30, 2021 and $63.1 million as of January 30, 2021. Supplemental balance sheet information related to these liabilities is as follows:

	October 30, 2021	January 30, 2021
Weighted average remaining lease term	3.1 years	3.2 years
Weighted average discount rate	4.0%	4.6%

Supplemental cash flow information related to our long-term operating lease liabilities as of October 30, 2021 and October 24, 2020 is as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Cash paid for amounts included in the measurement of lease liabilities	$9,670	$8,489	$25,739	$27,158
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$3,075	$3,497	$22,644	$21,235

As of October 30, 2021, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2022	$6,617
2023	25,817
2024	16,346
2025	9,811
2026	4,583
Thereafter	2,839
Total lease payments	66,013
Less: imputed interest	(4,188)
Total	$61,825

As of October 30, 2021, the Company had additional operating leases with total leases costs of $4.0 million that have not yet commenced. Of this amount, $1.3 million and $2.7 million will commence in the fourth quarter of fiscal 2022 and during fiscal 2023, respectively.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	October 30, 2021	January 30, 2021
Accrued payroll and related taxes	$51,265	$43,593
Accrued employee benefit and incentive plan costs	23,701	32,988
Accrued construction costs	28,803	22,972
Other current liabilities	24,164	21,256
Other accrued liabilities	$127,933	$120,809

13. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	October 30, 2021	January 30, 2021
Credit agreement - Revolving facility (matures April 2026)	$—	$105,000
Credit agreement - Term loan facility, net (matures April 2026)	347,268	421,874
4.50% senior notes, net (mature April 2029)	493,083	—
0.75% convertible senior notes, net (mature September 2021)	—	56,410
	840,351	583,284
Less: current portion	(13,125)	(81,722)
Long-term debt	$827,226	$501,562

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

The following table summarizes the net carrying value of the term loan as of October 30, 2021 (dollars in thousands):

October 30, 2021
Principal amount of term loan	$350,000
Less: Debt issuance costs	(2,732)
Net carrying amount of term loan	$347,268

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

Standby letters of credit of approximately $46.3 million and $52.2 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of October 30, 2021 and January 30, 2021, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of October 30, 2021 and January 30, 2021 were as follows:

	Weighted Average Rate End of Period
	October 30, 2021	January 30, 2021
Borrowings - Term loan facility	1.83%	1.63%
Borrowings - Revolving facility	—%	2.14%
Standby Letters of Credit	1.75%	1.50%
Unused Revolver Commitment	0.35%	0.25%

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At October 30, 2021 and January 30, 2021, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $289.5 million and $558.7 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

4.50% Senior Notes Due 2029

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement.

The indenture governing the 2029 Notes contains certain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur additional debt and issue certain preferred stock, (ii) pay certain dividends on, repurchase, or make distributions in respect of, our and our Subsidiaries’ capital stock or make other payments restricted by the indenture, (iii) enter into agreements that place limitations on distributions made from certain of our subsidiaries, (iv) guarantee certain debt, (v) make certain investments, (vi) sell or exchange certain assets, (vii) enter into transactions with affiliates, (viii) create certain liens, and (ix) consolidate, merge or transfer all or substantially all of our or our Subsidiaries’ assets. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the indenture governing the 2029 Notes.

The following table summarizes the net carrying value of the 2029 Notes as of October 30, 2021 (dollars in thousands):

October 30, 2021
Principal amount of 2029 Notes	$500,000
Less: Debt issuance costs	(6,917)
Net carrying amount of 2029 Notes	$493,083

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $101.25 as of October 30, 2021 (dollars in thousands):

October 30, 2021
Fair value of principal amount of 2029 Notes	$506,250
Less: Debt issuance costs	(6,917)
Fair value of 2029 Notes	$499,333

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, we issued 0.75% convertible senior notes in a private placement in the principal amount of $485.0 million (the “2021 Convertible Notes”). The 2021 Convertible Notes, governed by the terms of an indenture between the Company and a bank trustee, were unsecured obligations and did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company. The 2021 Convertible Notes bore interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and matured on September 15, 2021. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the 2021 Convertible Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the 2021 Convertible Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These 2021 Convertible Notes were purchased through privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021. On the maturity date of September 15, 2021, the outstanding balance of $58.3 million under the 2021 Convertible Notes was repaid in full.

Each $1,000 of principal of the 2021 Convertible Notes was convertible into 10.3211 shares of the Company’s common stock, which was equivalent to an initial conversion price of approximately $96.89 per share. The conversion rate was subject to adjustment in certain circumstances, including in connection with specified fundamental changes (as defined in the indenture). In addition, holders of the 2021 Convertible Notes had the right to require the Company to repurchase all or a portion of their notes on the occurrence of a fundamental change at a price of 100% of their principal amount plus accrued and unpaid interest.

Prior to June 15, 2021, the 2021 Convertible Notes were convertible by the 2021 Convertible Note holders under the following circumstances: (1) during any fiscal quarter commencing after October 24, 2015 (and only during such fiscal quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days period ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on such trading day ($125.96 assuming an applicable conversion price of $96.89); (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2021 Convertible Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. During the three months ended October 30, 2021, none of the conditions were met. On or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert all or a portion of their 2021 Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion, the 2021 Convertible Notes would have been settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. On the maturity date of September 15, 2021, the Company settled the principal amount of the 2021 Convertible Notes with cash.

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount is amortized to interest expense using the Comparable Yield (5.5% with respect to the 2021 Convertible Notes) using the effective interest rate method over the term of the 2021 Convertible Notes. During the three months ended October 30, 2021 and October 24, 2020, we incurred $0.3 million and $0.6 million, respectively, of interest expense for the non-cash amortization of the debt discount. During the nine months ended October 30, 2021 and October 24, 2020 we incurred $1.7 million and $6.7 million, respectively, of interest expense for the non-cash amortization of the debt discount. The liability component of the 2021 Convertible Notes consisted of the following at January 30, 2021 (dollars in thousands):

January 30, 2021
Liability component
Principal amount of 2021 Convertible Notes	$58,264
Less: Debt discount	(1,665)
Less: Debt issuance costs	(189)
Net carrying amount of 2021 Convertible Notes	$56,410

The equity component of the 2021 Convertible Notes was recognized at issuance and represented the difference between the principal amount of the 2021 Convertible Notes and the fair value of the liability component of the 2021 Convertible Notes at issuance. The equity component approximated $112.6 million at the time of issuance and its fair value was not remeasured as long as the conditions for equity classification were met.

The following table summarizes the fair value of the 2021 Convertible Notes, net of the debt discount and debt issuance costs. The fair value of the 2021 Convertible Notes was based on the closing trading price per $100 of the 2021 Convertible Notes as of the last day of trading (Level 2), which was $104.50 as of January 30, 2021 (dollars in thousands):

January 30, 2021
Fair value of principal amount of 2021 Convertible Notes	$60,886
Less: Debt discount and debt issuance costs	(1,854)
Fair value of 2021 Convertible Notes	$59,032

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. In the event that shares or cash were deliverable to holders of the 2021 Convertible Notes upon conversion at limits defined in the indenture governing the 2021 Convertible Notes, counterparties to the convertible note hedge were required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we delivered to the holders of the 2021 Convertible Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could have been deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the 2021 Convertible Notes, the number of shares that could have been deliverable to us upon conversion was reduced to up to 0.601 million of our shares. The convertible note hedge transactions expired on September 13, 2021.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the 2021 Convertible Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock. The warrants will expire in ratable portions on a series of expiration dates commencing on December 15, 2021 and concluding on May 9, 2022.

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
Our effective income tax rate was 17.7% and 26.2% for the three months ended October 30, 2021 and October 24, 2020, respectively, and 17.2% and 41.2% for the nine months ended October 30, 2021 and October 24, 2020, respectively. The effective tax rate differs from the statutory rate primarily due to tax credits recognized, the impact of the vesting and exercise of share-based awards during the nine months ended October 30, 2021, and the difference in income tax rates from state to state where work was performed. Additionally, the three and nine months ended October 30, 2021, includes approximately $3.0 million for incremental tax benefits for credits related to tax filings for prior periods. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits, tax law changes, and variances in non-deductible and non-taxable items. Additionally, during the nine months ended October 24, 2020, our effective tax rate was impacted by a $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from a $2.6 million tax loss carryback technical correction under the CARES Act.
During the second quarter of fiscal 2022, we were notified by the Internal Revenue Service that our federal income tax return for fiscal 2020 was selected for examination. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Gain on sale of fixed assets	$415	$4,001	$4,259	$9,207
Discount fee expense	(403)	(432)	(1,277)	(1,706)
Miscellaneous income, net	552	139	1,285	420
Other income, net	$564	$3,708	$4,267	$7,921

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

16. Capital Stock

Repurchases of Common Stock. On March 3, 2021 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. During the nine months ended October 30, 2021, we repurchased 631,638 shares of common stock, at an average price of $79.16, for $50.0 million. As of October 30, 2021, $100.0 million of the authorization was available for repurchases.

Upon cancellation of shares repurchased, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the nine months ended October 30, 2021, $46.0 million was charged to retained earnings related to shares canceled during the period.

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

Stock-based compensation expense and the related tax benefit recognized during the three and nine months ended October 30, 2021 and October 24, 2020 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Stock-based compensation	$1,789	$3,796	$7,838	$10,490
Income tax effect of stock-based compensation	$453	$944	$1,932	$2,606

In addition, during the three months ended October 30, 2021 and October 24, 2020 the Company realized nominal amounts of excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the nine months ended October 30, 2021 and October 24, 2020, the Company realized approximately $2.8 million and $0.2 million of net excess tax benefits, respectively.

As of October 30, 2021, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.3 million, $15.3 million, and $5.6 million, respectively. This expense will be recognized over a weighted-average number of years of 2.8, 2.6, and 2.3, respectively, based on the average remaining service periods for the awards. As of October 30, 2021, we may recognize an additional $24.8 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended October 30, 2021:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 30, 2021	344,963	$49.66
Granted	29,738	$85.02
Options exercised	(11,169)	$32.77
Canceled	—	—
Outstanding as of October 30, 2021	363,532	$53.07

Exercisable options as of October 30, 2021	262,173	$54.13

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the nine months ended October 30, 2021:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 30, 2021	648,361	$33.29	425,344	$54.03
Granted	75,472	$82.12	273,858	$84.73
Share units vested	(184,689)	$37.41	(70,890)	$57.59
Forfeited or canceled	(8,520)	$36.42	(170,363)	$61.99
Outstanding as of October 30, 2021	530,624	$38.75	457,949	$68.87

The total number of granted Performance RSUs presented above consists of 188,883 target shares and 84,975 supplemental shares. The total number of Performance RSUs outstanding as of October 30, 2021 consists of 305,704 target shares and 152,245 supplemental shares. With respect to the Company’s Performance Year ended January 30, 2021, the Company canceled 88,057 target shares and 74,024 supplemental shares during the nine months ended October 30, 2021.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 66.0% and 75.6% of total contract revenues during the nine months ended October 30, 2021 and October 24, 2020, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three and nine months ended October 30, 2021 or October 24, 2020, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 30, 2021		October 24, 2020		October 30, 2021		October 24, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$199.5	23.4%	$118.9	14.7%	$532.6	22.5%	$407.5	16.6%
Comcast Corporation	121.0	14.2	143.6	17.7	373.8	15.8	393.0	16.0
Lumen Technologies(1)	103.0	12.1	134.4	16.6	284.2	12.0	441.5	18.0
Verizon Communications Inc.	93.4	10.9	144.8	17.9	275.7	11.6	483.8	19.8
Total other customers combined	337.1	39.5	268.6	33.1	902.7	38.1	722.7	29.5
Total contract revenues	$854.0	100.0%	$810.3	100.0%	$2,369.0	100.0%	$2,448.5	100.0%
(1) Formerly known as CenturyLink, Inc.

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and nine months ended October 30, 2021 and October 24, 2020 were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 30, 2021		October 24, 2020		October 30, 2021		October 24, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$757.9	88.8%	$721.2	89.0%	$2,095.1	88.4%	$2,193.9	89.6%
Underground facility locating	67.6	7.9	59.0	7.3	198.2	8.4	171.3	7.0
Electrical and gas utilities and other	28.5	3.3	30.1	3.7	75.7	3.2	83.3	3.4
Total contract revenues	$854.0	100.0%	$810.3	100.0%	$2,369.0	100.0%	$2,448.5	100.0%

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

19. Commitments and Contingencies

On August 10, 2021, one of the Company’s subsidiaries was named in a putative class action lawsuit alleging claims on behalf of its non-exempt employees in California. The lawsuit alleges that the company failed to pay minimum and overtime wages, did not provide required meal and rest breaks, did not timely pay wages during employment and at the time of termination, provided noncompliant wage statements, failed to reimburse necessary business expenses, failed to keep requisite payroll records, and engaged in unfair business practices. On September 14, 2021, the same plaintiff bringing the putative class action filed a separate representative action under California’s Private Attorneys General Action (“PAGA”) seeking civil penalties relating to the same claims described above. Both lawsuits are in the very early stages. Due to the early stage of litigation, it is not possible to estimate a range of loss that could occur resulting from either an adverse judgment or a settlement of these matters.

On December 17, 2018 and May 8, 2020, shareholder derivative actions were filed in the United States District Court for the Southern District of Florida against the Company, as nominal defendant, and the members of its Board of Directors (and, in the second action, the Company’s Chief Financial Officer), alleging, among other things, that the defendants breached fiduciary duties owed to the Company and violated the securities laws by causing the Company to issue false and misleading statements regarding the Company’s financial condition and business operations, including those related to the Company’s dependency on, and uncertainties related to, the permitting necessary for its large projects. On November 16, 2020, the plaintiffs filed a consolidated amended complaint in which the plaintiffs alleged the same breaches of fiduciary duty and violations of the securities laws as were alleged in the two consolidated lawsuits when they were initially filed. The consolidated amended complaint named the Company as nominal defendant and asserted claims against seven current members of its Board of Directors and two former members of the Board. The parties to this suit have reached an agreement to settle these claims and, on October 1, 2021, the court issued an order providing its final approval of the terms of the settlement. Subject to meeting the terms of the settlement, this matter has been resolved.

On December 1, 2017, one of the Company’s subsidiaries was named in a lawsuit alleging that its nonexempt employees performing utility locating services in California were not paid appropriate minimum and overtime wages, provided required breaks, reimbursed for necessary business expenses, provided with accurate wage statements, and timely pay all wages at termination of employment. The plaintiff seeks to pursue these allegations as a class action under PAGA. Although the Company believes these claims are without merit it has engaged in early settlement discussions and has reached a preliminary agreement to settle these claims on a class-wide basis for an aggregate settlement value of $2.2 million and, on July 29, 2021, the court issued an order providing preliminary approval of the terms of the settlement. This preliminary agreement is subject to final approval by the court. Due to the early stage of this litigation, it is not possible to estimate a range of loss that could occur if this preliminary settlement is not finalized.

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 30, 2021 and January 30, 2021, we had $228.7 million and $208.7 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of October 30, 2021 and January 30, 2021, we had $20.3 million and $20.9 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our Credit Agreement that collateralize our obligations to our insurance carriers. As of October 30, 2021 and January 30, 2021, we had $46.3 million and $52.2 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

Deferral of Employer Payroll Taxes. During 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provided for various tax relief and tax incentive measures. These measures did not have a material impact on our results of operations. However, pursuant to the CARES Act, we deferred the payment of $37.4 million of employer payroll taxes during the year ended December 31, 2020, 50% of which are due to be paid by December 31, 2021 and the remainder is due by December 31, 2022.

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

Significant demand for broadband is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision 1 gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have stated their belief that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. We believe this view is increasing the appetite for fiber deployments and that the industry effort to deploy high capacity fiber networks continues to meaningfully broaden our industry’s set of opportunities. Increasing access to high-capacity telecommunications continues to be crucial to society, especially in rural America. The recently enacted Infrastructure Investment and Jobs Act (“Infrastructure Act”) includes over $40 billion for the construction of rural communications networks in unserved and underserved areas across the country. This represents an unprecedented level of support. In addition, an increasing number of states are commencing initiatives that will provide funding for telecommunications networks even prior to the initiation of funding under the Infrastructure Act.

We are providing program management, planning, engineering and design, aerial, underground, and wireless construction and fulfillment services for 1 gigabit deployments. These services are being provided across the country in numerous geographic areas to multiple customers. These deployments include networks consisting entirely of wired network elements as well as converged wireless/wireline multi-use networks. Fiber network deployment opportunities are increasing in rural America as new industry participants respond to emerging societal initiatives. We continue to provide integrated planning, engineering and design, procurement and construction and maintenance services to several industry participants.

Macro-economic effects and potential supply constraints may influence the near-term execution of some customer plans. Broad increases in demand for fiber optic cable and related equipment may impact delivery lead times in the short to intermediate term. In addition, the market for labor continues to tighten in regions around the country. It remains to be seen how extensive these conditions will be and how long they may persist. Furthermore, the automotive supply chain is currently challenged, particularly for the large truck chassis required for specialty equipment. As we contend with the factors, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

Telephone companies are deploying fiber-to-the-home to enable 1 gigabit high-speed connections. Increasingly, rural electric utilities are doing the same. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Wireless construction activity in support of newly available spectrum bands is beginning and expected to increase next year. Federal and state support for rural deployments of communications networks is dramatically increasing in scale and duration. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Deployments to expand capacity as well as new build opportunities are underway. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business.

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

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic. Since March 2020, the economy of the United States has been and continues to be severely impacted by the COVID-19 pandemic and by the nation’s response to it. Measures mandated by governmental agencies have included vaccination and masking requirements, travel and large gathering restrictions, social distancing requirements, quarantines, and shelter in place orders. Even as efforts to contain the pandemic have made progress and some restrictions have been relaxed, new variants of COVID-19 have resulted in, and may continue to result in, additional outbreaks. As a result, certain business-related activities have been curtailed or modified.

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted by governmental mandates. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its effects on our customers, subcontractors, suppliers, vendors and employees, as well as any impacts affecting our ability to provide services to our customers. We believe the continuing impact of the COVID-19 pandemic on our operating results, cash flows and financial condition will be determined by factors which are uncertain, unpredictable and outside of our control. These factors include the duration and severity of the pandemic, vaccination rates in the areas we operate and among our employees and subcontractors, the nature and duration of containment and mitigation actions taken by federal, state and local governments, the protocols and contractual requirements implemented by our customers, and the resulting impact on the demand for our services. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing to continue investments in the services we provide. Furthermore, the COVID-19 pandemic has caused delays, and increases the risk of further delays, in our provision of construction services due to delays in our ability to obtain permits from government agencies or as a result of constraints to the availability of labor, supplies, and equipment. For further discussion of this matter, refer to Part I. Item 1A of our Annual Report on Form 10-K for fiscal 2021 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during each of the nine months ended October 30, 2021 and October 24, 2020 accounting for approximately 66.0% and 75.6%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three and nine months ended October 30, 2021 or October 24, 2020:

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
AT&T Inc.	23.4%	14.7%	22.5%	16.6%
Comcast Corporation	14.2%	17.7%	15.8%	16.0%
Lumen Technologies(1)	12.1%	16.6%	12.0%	18.0%
Verizon Communications Inc.	10.9%	17.9%	11.6%	19.8%
Frontier Communications Corporation	4.8%	2.3%	4.2%	1.8%
Windstream Corporation	3.2%	4.8%	3.6%	5.1%
(1) Formerly known as CenturyLink, Inc.

In addition, another customer contributed 4.1% and 2.4% to our total contract revenues during the three months ended October 30, 2021 and October 24, 2020, respectively. During the nine months ended October 30, 2021 and October 24, 2020 this customer contributed 3.6% and 1.3%, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Multi-year master service agreements	76.6%	71.6%	76.5%	71.3%
Other long-term contracts	13.1	17.7	13.9	18.9
Total long-term contracts	89.7%	89.3%	90.4%	90.2%
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

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 5% and approximately 15% of contract revenues during the nine months ended October 30, 2021 and October 24, 2020, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the nine months ended October 30, 2021 and October 24, 2020, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 30, 2021		October 24, 2020		October 30, 2021		October 24, 2020
Contract revenues	$854.0	100.0%	$810.3	100.0%	$2,369.0	100.0%	$2,448.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	705.9	82.7	658.4	81.3	1,977.2	83.5	1,996.5	81.5
General and administrative	66.9	7.8	62.6	7.7	198.6	8.4	195.9	8.0
Depreciation and amortization	37.8	4.4	42.3	5.2	115.3	4.9	132.3	5.4
Goodwill impairment charge	—	—	—	—	—	—	53.3	2.2
Total	810.5	94.9	763.3	94.2	2,291.2	96.7	2,378.0	97.1
Interest expense, net	(9.1)	(1.1)	(4.7)	(0.6)	(24.3)	(1.0)	(25.0)	(1.0)
(Loss) gain on debt extinguishment	—	—	—	—	(0.1)	—	12.0	0.5
Other income, net	0.6	0.1	3.7	0.5	4.3	0.2	7.9	0.3
Income before income taxes	34.9	4.1	46.0	5.7	57.7	2.4	65.5	2.7
Provision for income taxes	6.2	0.7	12.0	1.5	9.9	0.4	27.0	1.1
Net income	$28.7	3.4%	$33.9	4.2%	$47.8	2.0%	$38.5	1.6%

Contract Revenues. Contract revenues were $854.0 million during the three months ended October 30, 2021 compared to $810.3 million during the three months ended October 24, 2020. There were no acquired revenues or significant revenues from storm restoration services during the three months ended October 30, 2021. We earned $8.9 million of contract revenues from storm restoration services during the three months ended October 24, 2020.

Excluding amounts generated from storm restoration services, contract revenues increased by $52.6 million during the three months ended October 30, 2021 compared to the three months ended October 24, 2020. Contract revenues increased by $80.9 million for a large telecommunications customer improving its network and by $22.4 million for a telecommunications customer for fiber deployments. Contract revenues decreased by $51.4 million for a large telecommunications customer, primarily related to fiber deployments and by $29.7 million for a large telecommunications customer for services performed under existing contracts. In addition, contract revenues decreased by $22.2 million from a leading cable multiple system operator for construction and maintenance services and by $11.4 million for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $64.0 million on a combined basis during the three months ended October 30, 2021 compared to the three months ended October 24, 2020.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 88.8%, 7.9%, and 3.3%, respectively, for the three months ended October 30, 2021 compared to 89.0%, 7.3%, and 3.7%, respectively, for the three months ended October 24, 2020.

Contract revenues were $2.369 billion during the nine months ended October 30, 2021 compared to $2.449 billion during the nine months ended October 24, 2020. Additionally, we earned $3.9 million of contract revenues from storm restoration services during the nine months ended October 30, 2021 and $8.9 million during the nine months ended October 24, 2020.

Excluding amounts generated from storm restoration services, contract revenues decreased by $74.4 million during the nine months ended October 30, 2021 compared to the nine months ended October 24, 2020. Contract revenues decreased by $208.2 million for a large telecommunications customer, primarily related to fiber deployments. In addition, contract revenues decreased by $155.9 million for a large telecommunications customer primarily for decreases in services performed under existing contracts, by $41.3 million for a telecommunications customer in connection with rural services and by $19.2 million from a leading cable multiple system operator for construction and maintenance services. Partially offsetting these decreases, contract revenues increased by approximately $125.2 million for a large telecommunications customer improving its network and by $54.7 million for a telecommunications customer for fiber deployments. All other customers had net increases in contract revenues of $170.2 million on a combined basis during the nine months ended October 30, 2021 compared to the nine months ended October 24, 2020.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 88.4%, 8.4%, and 3.2%, respectively, for the nine months ended October 30, 2021 compared to 89.6%, 7.0%, and 3.4%, respectively, for the nine months ended October 24, 2020.

Costs of Earned Revenues. Costs of earned revenues increased to $705.9 million, or 82.7% of contract revenues, during the three months ended October 30, 2021 compared to $658.4 million, or 81.3% of contract revenues, during the three months ended October 24, 2020. The primary components of the increase were a $40.9 million aggregate increase in direct labor and subcontractor costs, a $5.8 million increase in equipment and fuel costs combined, and a $2.3 million increase in other direct costs, including other operating and insurance claims expenses. Partially offsetting these increases was a $1.5 million decrease in direct materials expense.

Costs of earned revenues as a percentage of contract revenues increased 1.4% during the three months ended October 30, 2021 compared to the three months ended October 24, 2020. As a percentage of contract revenues, labor and subcontracted labor costs increased 1.6% primarily due to the mix of work performed. Equipment and fuel costs combined increased 0.5% as a percentage of contract revenues primarily resulting from an increase in fuel prices. Direct materials decreased 0.6%, primarily as a result of our mix of work in which we provide materials for our customers. Other direct costs decreased 0.1% as a percentage of contract revenues during the three months ended October 30, 2021.

Costs of earned revenues decreased to $1.977 billion, or 83.5% of contract revenues, during the nine months ended October 30, 2021 compared to $1.997 billion, or 81.5% of contract revenues, during the nine months ended October 24, 2020. The primary components of the decrease were a $39.7 million decrease in direct materials expense and a $11.8 million decrease in other direct costs, including other operating and insurance claim expenses. Partially offsetting these decreases was a $24.1 million aggregate increase in direct labor and subcontractor costs and a $8.2 million increase in equipment and fuel costs combined.

Costs of earned revenues as a percentage of contract revenues increased 1.9% during the nine months ended October 30, 2021 compared to the nine months ended October 24, 2020. As a percentage of contract revenues, labor and subcontracted labor costs increased 3.1% primarily due to the mix of work performed, and equipment and fuel costs combined increased 0.5% primarily resulting from an increase in fuel prices. Direct material decreased 1.4%, primarily as a result of our mix of work in which we provide materials for our customer. Other direct costs decreased 0.3% as a percentage of contract revenues during the nine months ended October 30, 2021.

General and Administrative Expenses. General and administrative expenses increased to $66.9 million, or 7.8% of contract revenues, during the three months ended October 30, 2021 compared to $62.6 million, or 7.7% of contract revenues, during the three months ended October 24, 2020. The increase in total general and administrative expenses during the three months ended October 30, 2021 primarily resulted from an increase in performance compensation, administrative, payroll and other costs, partially offset by a decrease in stock-based compensation.

General and administrative expenses increased to $198.6 million, or 8.4% of contract revenues, during the nine months ended October 30, 2021 compared to $195.9, or 8.0% of contract revenues, during the nine months ended October 24, 2020.
The increase in total general and administrative expenses during the nine months ended October 30, 2021 is mainly attributable to an increase in administrative, payroll and other costs, including bad debt expense, partially offset by a decrease in stock-based and performance compensation.

Depreciation and Amortization. Depreciation expense was $33.7 million, or 3.9% of contract revenues, during the three months ended October 30, 2021 compared to $37.3 million, or 4.6% of contract revenues, during the three months ended October 24, 2020. The decrease in depreciation expense during the three months ended October 30, 2021 is primarily due to certain assets becoming fully depreciated or sold and reduced capital expenditures during fiscal 2021 compared to prior periods. Depreciation expense was $101.8, or 4.3% of contract revenues, during the nine months ended October 30, 2021 compared to $116.9 million, or 4.8% of contract revenues, during the nine months ended October 24, 2020. The decrease in depreciation expense during the nine months ended October 30, 2021 is primarily the result of reduced capital expenditures.

Amortization expense was $4.1 million and $5.0 million during the three months ended October 30, 2021 and October 24, 2020, respectively, and $13.5 and $15.5 million during the nine months ended October 30, 2021 and October 24, 2020.

Goodwill Impairment Charge. During the first quarter of fiscal 2021, we recognized a goodwill impairment charge of $53.3 million on our Broadband reporting unit as the result of an interim impairment test.

Interest Expense, Net. Interest expense, net was $9.1 million and $4.7 million during the three months ended October 30, 2021 and October 24, 2020, respectively. Interest expense includes $0.3 million and $0.6 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “2021 Convertible Notes”) during the three months ended October 30, 2021 and October 24, 2020, respectively. Excluding this amortization, interest expense, net increased to $8.8 million during the three months ended October 30, 2021 from $4.1 million during the three months ended October 24, 2020 as a result of higher interest rates on funded debt balances and higher outstanding borrowings during the current period.

Interest expense, net was $24.3 million and $25.0 million during the nine months ended October 30, 2021 and October 24, 2020, respectively. Interest expense includes $1.7 million and $6.7 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes due September 2021 (the “2021 Convertible Notes”) during the nine months ended October 30, 2021 and October 24, 2020, respectively. Excluding this amortization, interest expense, net increased to $22.7 million during the nine months ended October 30, 2021 from $18.3 million during the nine months ended October 24, 2020 as a result of higher outstanding borrowings.

Other Income, Net. Other income, net was $0.6 million and $3.7 million during the three months ended October 30, 2021 and October 24, 2020, respectively, and $4.3 million and $7.9 million during the nine months ended October 30, 2021 and October 24, 2020, respectively. Gain on sale of fixed assets was $0.4 million and $4.0 million during the three months ended October 30, 2021 and October 24, 2020, respectively, and $4.3 million and $9.2 million during the nine months ended October 30, 2021 and October 24, 2020, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $0.4 million and $0.4 million of expense during the three months ended October 30, 2021 and October 24, 2020 respectively, and $1.3 million and $1.7 million during the nine months ended October 30, 2021 and October 24, 2020 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended October 30, 2021 and October 24, 2020 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Income tax provision	$6.2	$12.0	$9.9	$27.0
Effective income tax rate	17.7%	26.2%	17.2%	41.2%

Our effective income tax rate was 17.7% and 26.2% for the three months ended October 30, 2021 and October 24, 2020, respectively, and 17.2% and 41.2% for the nine months ended October 30, 2021 and October 24, 2020, respectively. The effective tax rate differs from the statutory rate primarily due to tax credits recognized, the impact of the vesting and exercise of share-based awards during the nine months ended October 30, 2021, and the difference in income tax rates from state to state where work was performed. Additionally, the three and nine months ended October 30, 2021, includes approximately $3.0 million for incremental tax benefits for credits related to tax filings for prior periods. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits, tax law changes, and variances in non-deductible and non-taxable items. Additionally, during the nine months ended October 24, 2020, our effective tax rate was impacted by a $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from a $2.6 million tax loss carryback technical correction under the CARES Act.

During the second quarter of fiscal 2022, we were notified by the Internal Revenue Service that our federal income tax return for fiscal 2020 was selected for examination. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.
Net Income. Net income was $28.7 million for the three months ended October 30, 2021 compared to $33.9 million for the three months ended October 24, 2020. Net income was $47.8 million for the nine months ended October 30, 2021 compared to $38.5 million for the nine months ended October 24, 2020.

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

	For the Three Months Ended		For the Nine Months Ended
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Net income	$28,717	$33,926	$47,780	$38,532
Interest expense, net	9,132	4,710	24,343	25,020
Provision for income taxes	6,158	12,032	9,930	26,953
Depreciation and amortization	37,766	42,313	115,307	132,313
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	81,773	92,981	197,360	222,818
Gain on sale of fixed assets	(415)	(4,001)	(4,259)	(9,207)
Stock-based compensation expense	1,789	3,796	7,838	10,490
Loss (gain) on debt extinguishment	—	—	62	(12,046)
Goodwill impairment charge	—	—	—	53,264
Non-GAAP Adjusted EBITDA	$83,147	$92,776	$201,001	$265,319
Non-GAAP Adjusted EBITDA % of contract revenues	9.7%	11.5%	8.5%	10.8%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $263.7 million as of October 30, 2021 compared to $11.8 million as of January 30, 2021. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

In connection with the issuance of the 2021 Convertible Notes which were extinguished on September 15, 2021, we entered into privately-negotiated convertible note hedge transactions with certain counterparties. These note hedge transactions expired on September 13, 2021. We were subject to counterparty risk with respect to these convertible note hedge transactions. The hedge counterparties were financial institutions, and we were subject to the risk that they might default under the convertible note hedge transactions. To mitigate that risk, we contracted with institutional counterparties who met specific requirements under our risk assessment process. Additionally, the transactions are subject to a netting arrangement, which also reduces credit risk.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,069.0 million as of October 30, 2021 compared to $801.9 million as of January 30, 2021.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement and cash on hand. We expect capital expenditures, net of disposals, to range from $135.0 million to $150.0 million during fiscal 2022 to support growth opportunities and replacement of certain fleet assets.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include interest and principal payments required on the 2029 Notes, outstanding term loan, and revolver borrowings under our Credit Agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, experience difficulty or delays in collecting amounts owed to us by our customers, increase our working capital or capital expenditures in connection with new or existing customer programs, or to the extent we repurchase our common stock, or repay debt obligations. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for the nine months ended October 30, 2021 and October 24, 2020 (dollars in millions):

	For the Nine Months Ended
	October 30, 2021	October 24, 2020
Net cash flows:
Provided by operating activities	$163.1	$279.4
Used in investing activities	$(108.3)	$(24.3)
Provided by (used in) financing activities	$197.1	$(297.9)

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

During the nine months ended October 30, 2021, net cash generated from operating activities was $163.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $42.9 million of operating cash flow during the nine months ended October 30, 2021. Working capital changes that provided operating cash flow during the nine months ended October 30, 2021 included a decrease in contract assets, net of $86.3 million , an increase in accounts payable of $13.2 million and a decrease in other assets of $3.4 million. Changes that used operating cash flow during the nine months ended October 30, 2021 included an increase in accounts receivable, income tax receivable, other current assets and inventories of $104.5 million, $12.2 million and $7.5 million, respectively, each primarily as a result of the timing of payments. In addition, changes that used operating cash flow was a decrease in accrued liabilities of $21.6 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 113 days as of October 30, 2021 compared to 127 as of October 24, 2020. The decrease in our DSO was primarily a result of a decrease in outstanding balances for a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of October 30, 2021 and January 30, 2021 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of October 30, 2021 or January 30, 2021.

During the nine months ended October 24, 2020, net cash generated from operating activities was $279.4 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $53.8 million of operating cash flow during the nine months ended October 24, 2020. Working capital changes that used operating cash flow during the nine months ended October 24, 2020 included an aggregate increase in accounts receivable of $122.5 million. Changes that provided operating cash flow during the nine months ended October 24, 2020 included an increase in accounts payable of $68.7 million and accrued liabilities of $22.6 million. In addition a decrease in contract assets, net of $48.6 million, other current assets and inventories of $20.7 million, net decrease in income tax receivable of $10.5 million, and other assets of $5.2 million, each primarily as a result of the timing of payments.

Cash Used in Investing Activities. Net cash used in investing activities was $108.3 million during the nine months ended October 30, 2021 compared to $24.3 million during the nine months ended October 24, 2020. During the nine months ended October 30, 2021 and October 24, 2020, capital expenditures were $113.5 million and $36.1 million, respectively. Capital expenditures increased during the nine months ended October 30, 2021, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $5.2 million and $11.9 million during the nine months ended October 30, 2021 and October 24, 2020, respectively.
Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $197.1 million during the nine months ended October 30, 2021. The primary source of cash provided by financing activities during the nine months ended October 30, 2021 was the $500.0 million principal amount of 4.50% senior notes due 2029 (the “2029 Notes”) issued in a private placement in April 2021. This was partially offset by a $58.3 million payment on long-term debt related to the repayment of our 2021 Convertible Notes during the nine months ended October 30, 2021. In addition, we used $105.0 million of the proceeds of the 2029 Notes offering to repay outstanding borrowings under the revolving portion of our Credit Agreement and approximately $71.9 million to repay term loan borrowings under our Credit Agreement. We paid approximately $11.6 million in issuance costs and third party fees and expenses related to our financing transactions. We repurchased 631,638 shares of our common stock in open market transactions, at an average price of $79.16 per share, for $50.0 million. The exercise of stock options provided $0.4 million during the nine months ended October 30, 2021 and we paid $6.5 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 30, 2021.

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

Standby letters of credit of approximately $46.3 million and $52.2 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of October 30, 2021 and January 30, 2021, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of October 30, 2021 and January 30, 2021 were as follows:

	Weighted Average Rate End of Period
	October 30, 2021	January 30, 2021
Borrowings - Term loan facility	1.83%	1.63%
Borrowings - Revolving facility	—%	2.14%
Standby Letters of Credit	1.75%	1.50%
Unused Revolver Commitment	0.35%	0.25%

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At October 30, 2021 and January 30, 2021, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $289.5 million and $558.7 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

The indenture governing the 2029 Notes contains certain covenants that limit, among other things, our ability and the ability of certain of our subsidiaries to (i) incur additional debt and issue certain preferred stock, (ii) pay certain dividends on, repurchase, or make distributions in respect of, our and our Subsidiaries’ capital stock or make other payments restricted by the indenture, (iii) enter into agreements that place limitations on distributions made from certain of our subsidiaries, (iv) guarantee certain debt, (v) make certain investments, (vi) sell or exchange certain assets, (vii) enter into transactions with affiliates, (viii) create certain liens, and (ix) consolidate, merge or transfer all or substantially all of our or our Subsidiaries’ assets. These covenants are subject to a number of exceptions, limitations and qualifications as set forth in the indenture governing the 2029 Notes.

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of October 30, 2021 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
2029 Notes	$—	$—	$—	$500,000	$500,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facility	13,125	35,000	301,875	—	350,000
Fixed interest payments on long-term debt(1)	22,500	45,000	45,000	56,250	168,750
Obligations under long-term operating leases(2)	26,749	29,960	7,854	1,450	66,013
Obligations under short-term operating leases(3)	1,221	—	—	—	1,221
Employment agreements	14,597	4,622	649	—	19,868
Deferral of tax payments(4)	18,410	18,706	—	—	37,116
Purchase and other contractual obligations(5)	89,736	7,128	2,888	—	99,752
Total	$186,338	$140,416	$358,266	$557,700	$1,242,720

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of October 30, 2021 consisted of $350.0 million outstanding under our term loan facility.

(2)Amounts represent undiscounted lease obligations under long-term operating leases.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of October 30, 2021.

(4) During 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provided for various tax relief and tax incentive measures. These measures did not have a material impact on our results of operations. However, pursuant to the CARES Act, we deferred the payment of $37.4 million of employer payroll taxes during the year ended December 31, 2020, 50% of which are due to be paid by December 31, 2021 and the remainder is due by December 31, 2022.

(5) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of October 30, 2021, purchase and other contractual obligations includes approximately $83.8 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 30, 2021.

Our condensed consolidated balance sheet as of October 30, 2021 includes a long-term liability of approximately $51.3 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $7.8 million and $5.9 million as of October 30, 2021 and January 30, 2021, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 30, 2021 and January 30, 2021 we had $228.7 million and $208.7 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $128.1 million as of October 30, 2021. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of October 30, 2021 and January 30, 2021, we had $20.3 million and $20.9 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $46.3 million and $52.2 million outstanding standby letters of credit issued under our Credit Agreement as of October 30, 2021 and January 30, 2021, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.896 billion and $6.810 billion at October 30, 2021 and January 30, 2021, respectively. We expect to complete 49.8% of the October 30, 2021 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Our Credit Agreement permits borrowings at a variable rate of interest. On October 30, 2021, we had variable rate debt outstanding under our Credit Agreement of $350.0 million under our term loan facility. Interest related to these borrowings fluctuates based on LIBOR or the administrative agent’s base rate. The administrative agent's base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement.

The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $101.25 as of October 30, 2021 (dollars in thousands):

October 30, 2021
Principal amount of 2029 Notes	$500,000
Less: Debt issuance costs	(6,917)
Net carrying amount of 2029 Notes	$493,083

October 30, 2021
Fair value of principal amount of 2029 Notes	$506,250
Less: Debt issuance costs	(6,917)
Fair value of 2029 Notes	$499,333

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $15.4 million, calculated on a discounted cash flow basis as of October 30, 2021.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “2021 Convertible Notes”), which bore a fixed rate of interest of 0.75%. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the 2021 Convertible Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the 2021 Convertible Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These 2021 Convertible Notes were purchased through privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021. On the maturity date of September 15, 2021, the outstanding balance of $58.3 million under the 2021 Convertible Notes was repaid in full.

The fair value of the fixed rate 2021 Convertible Notes changed with changes in market interest rates. Generally, the fair value of the fixed rate 2021 Convertible Notes increased as interest rates fell and decreased as interest rates rose. In addition, the fair value of the 2021 Convertible Notes was affected by the price and volatility of our common stock and generally increased or decreased as the market price of our common stock changed.

The following table summarizes the carrying amount and fair value of the 2021 Convertible Notes, net of the debt discount and debt issuance costs. The fair value of the 2021 Convertible Notes was based on the closing trading price per $100 of the 2021 Convertible Notes as of the last day of trading (Level 2), which was $104.50 as of January 30, 2021 (dollars in thousands):

January 30, 2021
Principal amount of 2021 Convertible Notes	$58,264
Less: Debt discount and debt issuance costs	(1,854)
Net carrying amount of 2021 Convertible Notes	$56,410

Fair value of principal amount of 2021 Convertible Notes	$60,886
Less: Debt discount and debt issuance costs	(1,854)
Fair value of 2021 Convertible Notes	$59,032

In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. In the event that shares or cash were deliverable to holders of the 2021 Convertible Notes upon conversion at limits defined in the indenture governing the 2021 Convertible Notes, counterparties to the convertible note hedge were required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we delivered to the holders of the 2021 Convertible Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could have been deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the 2021 Convertible Notes, the number of shares that could have been deliverable to us upon conversion was reduced to up to 0.601 million of our shares. The convertible note hedge transactions expired on September 13, 2021.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25.0 million and $401.7 million, respectively, of the 2021 Convertible Notes, the remaining warrant transactions provide for up to 0.601 million shares. The warrants will not have a dilutive effect on our earnings per share unless our quarterly average share price exceeds the warrant strike price of $130.43 per share. In this event, we expect to settle the warrant transactions on a net share basis whereby we will issue shares of our common stock. The warrants will expire in ratable portions on a series of expiration dates commencing on December 15, 2021 and concluding on May 9, 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
October 30, 2021, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

The economy of the United States has been and continues to be severely impacted by the COVID-19 pandemic and by the nation’s response to it. Measures mandated by governmental agencies have included vaccination and masking requirements, travel and large gathering restrictions, social distancing requirements, quarantines, and shelter in place orders. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of COVID-19 have resulted in, and may continue to result in, additional outbreaks. As a result, certain business-related activities have been curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted by governmental mandates, but changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate, or changes in the response to the COVID-19 pandemic by governmental agencies may impact our ability to operate.

We believe the impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is uncertain, unpredictable and is outside of our control. The extent of the impact of the COVID-19 pandemic will depend on the severity and duration of the pandemic, as well as the nature and duration of federal, state and local laws, orders, rules, emergency temporary standards, regulations and mandates, together with protocols and contractual requirements implemented by our customers, that have been enacted or newly enforced in response to the COVID-19 pandemic (collectively, or individually, referred to herein as “COVID-19 Legal and Contractual Requirements”). Additionally, our ability to perform our work is dependent on the effectiveness of vaccination programs that are implemented in the markets in which we operate and the willingness and ability of our employees and our subcontractor’s workers to participate in these vaccination programs as required. The COVID-19 pandemic is likely to heighten and exacerbate the risks that we have described in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. In addition to those risks, and others that cannot yet be identified, we may experience impacts to our business resulting from any of the following:

•The classification of our services as being essential in nature could change at any time in any or all of the state, county or municipal jurisdictions where we provide our services, and any change could materially impact our operations. For example, certain customers of the Company’s broadband reporting unit have restricted our technicians from engaging in certain revenue generating activities on third party premises, which is where a substantial portion of revenue, operating results and cash flows for this reporting unit has historically been generated.
•In response to the impact of the COVID-19 pandemic, certain of our customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers. These modifications, and any additional modifications, to protocols may result in reduced customer demand for our in-home installation services, and our customers may maintain these protocols after the impacts of the pandemic have abated.
•To the extent that we are required to comply with COVID-19 Legal and Contractual Requirements that do not apply to other potential employers, our employees and our subcontractor’s workers may seek employment elsewhere, which could affect our ability to perform our work on a timely basis, or at all.
•Our operations may not, at times, be consistent with evolving, differing and, in some instances, conflicting COVID-19 Legal and Contractual Requirements. For example, our employees and our subcontractor’s workers may be hesitant or unwilling to comply with COVID-19 Legal and Contractual Requirements, such as vaccination requirements. A failure to comply with COVID-19 Legal and Contractual Requirements could expose us to increased risks, including sanction from governmental bodies, the termination of our contractual agreements with our customers, a reduction or elimination of the amount of work that is issued to us by our customers and costs associated with claims that we have breached the terms of our contractual arrangements with our customers, as well as fines, penalties and costs.
•As a result of having shifted many of our administrative personnel to working remotely, there is an increase in the likelihood and the potential severity of information technology security risks and concerns, and an increase in our exposure to risks and costs associated with wage and hour claims.
•After the COVID-19 pandemic has moderated and governmental restrictions have eased, we may continue to experience adverse effects on our operating results, cash flows and/or financial condition arising out of long-term changes to the behavior of our customers, the continuation of COVID-19 Legal and Contractual Requirements or other similar measures, and from recessionary economic conditions that may persist. The challenges faced in implementing nationwide COVID-19 vaccinations, the degree to which the public is willing to be vaccinated, and the degree that vaccines are effective in preventing infection or illness over time and in connection with existing or new variants of COVID-19 may also extend the impacts on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 30, 2021, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
October 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 01, 2021 - August 28, 2021	—	$—	—	(1)
August 29, 2021 - September 25, 2021	—	$—	—	(1)
September 26, 2021 - October 30 , 2021	—	$—	—	(1)

(1) Repurchases of Common Stock. On March 3, 2021 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. As of October 30, 2021, $100.0 million of the authorization was available for repurchases.

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 24, 2021	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	November 24, 2021	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer