Form 10-K
period 2022-01-29
DYCOM INDUSTRIES INC
filed 2022-03-04
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)0 by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 31, 2021, was $2,025,969,771.
There were 29,613,477 shares of common stock with a par value of $0.33 1/3 outstanding at March 1, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Annual Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders	Parts II and III

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

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom”, the “Company”, “we”, or “us”) is a leading provider of specialty contracting services throughout the United States. Since our incorporation in the State of Florida in 1969, we have expanded our scope and service offerings organically and through acquisitions. Our geographic presence and substantial workforce provide the scale needed to quickly execute on opportunities to service existing and new customers. Our consolidated contract revenues for fiscal 2022 were $3.1 billion.

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

Fiscal Year

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. We use a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2022, fiscal 2020, fiscal 2019, and fiscal 2017 each consisted of 52 weeks of operations. Fiscal 2021 consisted of 53 weeks of operations.

We refer to the period beginning January 31, 2021 and ending on January 29, 2022 as “fiscal 2022”, the period beginning January 26, 2020 and ending on January 30, 2021 as “fiscal 2021”, the period beginning on January 27, 2019 and ending on January 25, 2020 as “fiscal 2020”, the period beginning on January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, and the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during fiscal 2022, fiscal 2021, and fiscal 2020, accounting for approximately 66.2%, 74.1%, and 78.4%, of our total contract revenues, respectively. During fiscal 2022, we derived approximately 23.5% of our total contract revenues from AT&T Inc., 15.1% from Comcast Corporation, 11.9% from Lumen Technologies Inc. (formerly CenturyLink Inc.), 11.3% from Verizon Communications, Inc., and 4.4% from Frontier Communications Corporation. We believe that a substantial portion of our total contract revenues and operating income will continue to be generated from a concentrated group of customers.

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

Cyclicality and Seasonality

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, and our customers’ positioning and strategic plans, and any potential effects from the COVID-19 pandemic. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our contract revenues and results of operations exhibit seasonality and are impacted by significant weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions or environmental conditions, such as major or extended winter storms, droughts and tornados and natural disasters, such as earthquakes, floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, a disproportionate number of holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

Backlog

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.822 billion and $6.810 billion at January 29, 2022 and January 30, 2021, respectively. We expect to complete 52.8% of the January 29, 2022 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Human Capital Resources

We believe the people who work for our company are our most important resources and are critical to our continued success. We employed approximately 15,024 persons as of January 29, 2022. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. We are committed to hiring, developing and supporting a diverse and inclusive workplace.

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

The success of our business is fundamentally connected to the safety and well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant operational changes that we determined were in the best interest of our employees. This includes having many of our office-based personnel work from home, while implementing and ensuring compliance with additional safety measures for employees continuing critical on-site work.

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

Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure. We carefully monitor claims and actively participate with our insurers and our third-party claims administrator in determining claims estimates and adjustments. We accrue the estimated costs of claims as liabilities, and include estimates for claims incurred but not reported. Due to fluctuations in our loss experience from year to year, insurance accruals have varied and can affect our operating margins. Our business could be materially and adversely affected if we experience an increase of insurance claims at certain amounts, or in excess of our coverage limits. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Accrued Insurance Claims, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

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
Information About Our Executive Officers

The following table sets forth certain information concerning the Company’s executive officers as of January 29, 2022, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	58	Chairman, President and Chief Executive Officer	February 26, 1996
Daniel S. Peyovich	46	Executive Vice President of Operations	January 6, 2021
H. Andrew DeFerrari	53	Senior Vice President and Chief Financial Officer	November 22, 2005
Scott P. Horton	58	Vice President and Chief Human Resources Officer	September 4, 2018
Ryan F. Urness	49	Vice President, General Counsel and Corporate Secretary	May 21, 2019
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

Daniel S. Peyovich has been the Company’s Executive Vice President of Operations since January 2021. Prior to that, from 2014 until January 2021, Mr. Peyovich was the President of the Northwest Division for Balfour Beatty Construction, a leading international infrastructure group engaged in the development, building and maintenance of complex infrastructure such as transportation, power and utility systems and commercial buildings. Mr. Peyovich held a number of roles with increasing levels of authority at Balfour Beatty Construction and a predecessor entity from 2004 to 2014.

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

Macroeconomic conditions, including inflation, slower growth or recessionary conditions, changes to fiscal and monetary policy, and tighter credit and higher interest rates could materially adversely affect demand for our services and the availability and cost of the materials and equipment we need to deliver our services. During periods of elevated and prolonged economic uncertainty our customers may delay, reduce or eliminate their spending on the services we provide. In addition, volatility in the debt or equity markets may impact our customers’ access to capital and result in the reduction or elimination of spending on the services we provide. Our vendors, suppliers and subcontractors may also be, to varying degrees, adversely affected by these conditions. These conditions, which can develop rapidly, could adversely affect our revenues, results of operations, and liquidity.

The COVID-19 pandemic has adversely affected our operations and is expected to continue to pose risks that could materially disrupt our business and negatively impact our operating results, cash flows and financial condition.

The economy of the United States has been severely impacted by the COVID-19 pandemic and by the nation’s response to it. Measures mandated by governmental agencies have included vaccination and masking requirements, travel and large gathering restrictions, social distancing requirements, quarantines, and shelter in place orders. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of COVID-19 have resulted in, and may continue to result in, additional outbreaks. As a result, certain business-related activities have been curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted by governmental mandates, but changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate, or changes in the response to the COVID-19 pandemic by governmental agencies may impact our ability to operate.

We believe the impact of the COVID-19 pandemic on our operating results, cash flows and financial condition is uncertain, unpredictable and is outside of our control. The extent of the impact of the COVID-19 pandemic will depend on the severity and duration of the pandemic, as well as the nature and duration of federal, state and local laws, orders, rules, emergency temporary standards, regulations and mandates, together with protocols and contractual requirements implemented by our customers, that have been enacted or newly enforced in response to the COVID-19 pandemic (collectively, or individually, referred to herein as “COVID-19 Legal and Contractual Requirements”). Additionally, our ability to perform our work is dependent on the effectiveness of vaccination programs that are implemented in the markets in which we operate and the willingness and ability of our employees and our subcontractor’s workers to participate in these vaccination programs as required. The COVID-19 pandemic is likely to heighten and exacerbate the risks described herein. In addition to those risks, and others that cannot yet be identified, we may experience impacts to our business resulting from any of the following:

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

We derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and liquidity. Our customer base is highly concentrated, with our top five customers during fiscal 2022, fiscal 2021, and fiscal 2020 accounting for approximately 66.2%, 74.1%, and 78.4%, of our total contract revenues, respectively. Our industry is highly competitive and the revenue we expect from an existing customer in any market could fail to be realized if competitors who offer comparable services to our customers do so on more favorable terms or have a better relationship with a customer. Additionally, the continued consolidation of the telecommunications industry could result in the loss of a customer if, as a result of a merger or acquisition involving one or more of our customers, the surviving entity chooses to use one of our competitors for the services we currently provide.

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

Seasonality and adverse weather and environmental conditions affect demand for our services. Our contract revenues and results of operations exhibit seasonality and are impacted by significant weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions or environmental conditions, such as major or extended winter storms, droughts and tornados and natural disasters, such as earthquakes, floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, a disproportionate number of holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2022, our common stock fluctuated from a low of $63.99 per share to a high of $100.78 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

Risks Related to the Operation of Our Business

Our operations involve activities that are often inherently dangerous and are performed at times in complex or sensitive environments. If our activities result in, or if it is alleged that our activities have resulted in,damage or destruction to the real or personal property of others, or in injury or death to others, we could be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities. Our operations involve dangerous activities such as underground drilling and the use of mechanized equipment in complex situations. These activities and their effects could result in, or be alleged to have resulted in, damage to the real and personal property of others, and cause personal injury or death to third parties or our employees. In many instances our activities are performed in close proximity to other utilities which, if damaged, may result in the occurrence of catastrophic events. Additionally, we may perform our activities in environmentally sensitive locations or in locations that may be susceptible to catastrophic events, including wildfires. If our activities cause or contribute to, or are alleged to have caused or contributed to, a catastrophic event, we could be exposed to severe financial losses and reputational harm. We procure insurance coverage to cover many of these risks; however, there can be no assurance that these coverages will continue to be available to us on commercially reasonable terms, or at all, or that they are adequate in scope or amount to address financial losses from these risks. As a result, we could incur significant costs to defend any such allegations, defend and indemnify our customers, repair and replace assets, or to compensate third parties; reputational harm could result in the loss of future revenue generating opportunities; or we may be subject to civil and, in certain situations, criminal liabilities.

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

We retain the risk of loss for certain insurance-related liabilities. Within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), environmental liability, workers’ compensation, and employee group health. We are effectively self-insured for the majority of claims because most claims against us fall below the deductibles under our insurance policies. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure and any claims that reach these retained levels of exposure are self-insured. We estimate and develop our accrual for these claims, including losses incurred but not reported, based on facts, circumstances, and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as it depends in part on factors not known at the time such estimates are made. These factors include the estimated development of claims, the payment pattern of claims incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions, and court interpretations. Should the cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur additional charges that could adversely affect our results of operations and financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 10, Accrued Insurance Claims, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We may be subject to litigation, indemnity claims, and other disputes, which could result in significant liabilities and adversely impact our financial results. From time to time, we are subject to lawsuits, arbitration proceedings, and other claims brought or threatened against us by third parties, including our customers. These actions and proceedings may involve claims for, among other things, compensation for personal injury, workers’ compensation, employment discrimination and other employment-related damages, breach of contract, property damage, multiemployer pension plan withdrawal liabilities, liquidated damages, consequential damages, punitive damages, statutory damages, and civil penalties or other losses, or injunctive or declaratory relief. In addition, we may also be subject to class action lawsuits, including those alleging violations of the Fair Labor Standards Act, state and municipal wage and hour laws, and misclassification of independent contractors. We also indemnify our customers for claims arising out of or related to the services we provide and our actions or omissions under our contracts. In some instances, we may be allocated risk through our contract terms for the actions or omissions of our customers, subcontractors, or other third parties.

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

One of our subsidiaries participate in multiemployer pension plans under which we could incur significant liabilities. Pursuant to collective bargaining agreements, one of our subsidiaries participates in various multiemployer pension plans that provide defined pension benefits to covered employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to participants. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to providing benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act (“ERISA”), absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon withdrawal from the plan for its proportionate share of the plan’s unfunded vested liability. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, if any of the plans in which we participate become significantly underfunded, as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions in the form of higher contribution rates or surcharges. This could occur because of a shrinking contribution base as a result of insolvency or withdrawal of other companies that currently contribute to these plans, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on plan assets, or other funding deficiencies. Requirements to pay increased contributions or a withdrawal liability could adversely affect our results of operations, financial position, and cash flows.

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

We may face challenges in setting and meeting our corporate social responsibility and sustainability goals. We have begun to assess and develop corporate social responsibility and sustainability goals for our company. Our customers, shareholders, and other constituents may be not be satisfied with the progress we have made in setting corporate social responsibility and sustainability goals, particularly as it relates to reducing the environmental impact of our business operations. Any targets or goals we do set will be subject to risks and uncertainties, many of which may be outside of our control, and it is possible that we may fail to achieve any goals and targets we do set. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals; the availability of new technologies and equipment that operates on these technologies on a cost effective basis; overlapping and contradictory requirements and scoring relating to goals; the inability to effectively impose requirements on our suppliers and subcontractors; and the actions of competitors and competitive pressures. A failure to set meaningful corporate social responsibility and sustainability goals for our company or our failure to meet these goals in the future could adversely affect public perception of our business or customer or shareholder support.

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

Our debt obligations impose restrictions that may limit our operating and financial flexibility, and a failure to comply with these obligations could result in the acceleration of our debt. On April 1, 2021, the Company and certain of its subsidiaries amended its credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Agreement”) to among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As part of the amendment, the maturity of the Credit Agreement was extended to April 1, 2026. As of January 29, 2022, we had $350.0 million outstanding under the term loan facility and $46.3 million of outstanding letters of credit issued under our Credit Agreement. We had no outstanding borrowings under our revolving facility as of January 29, 2022. This Credit Agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. Our Credit Agreement also requires us to comply with certain financial covenants, including a consolidated net leverage ratio and a consolidated interest coverage ratio. These covenants in our Credit Agreement may prevent us from engaging in transactions that benefit us and may limit our flexibility in the execution of our business strategy. On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The indenture governing the 2029 Notes includes cross-acceleration and cross-default provisions with our Credit Agreement. If our financial results fall below anticipated levels, we may be unable to comply with these covenants and a default under our credit agreement could result in the acceleration of our obligations under both our credit agreement and the indenture governing the 2029 Notes, which could adversely affect our liquidity and our ability to execute our business strategy.

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

Item 3. Legal Proceedings.

Refer to Note 20, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY”.

Holders

As of March 1, 2022, there were approximately 502 holders of record of our $0.33 1/3 par value per share common stock.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 29, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2021 - November 27, 2021	—	$—	—	(2)
November 28, 2021 - December 25, 2021	—	$—	—	(2)
December 26, 2021 - January 29, 2022	600,000	$93.55	—	(2)
(1) All shares repurchased have been subsequently canceled.

(2) On March 3, 2021 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. During fiscal 2022, the Company repurchased 1,231,638 shares of its common stock, at an average price of $86.17, for $106.1 million. As of January 29, 2022, $43.9 million of the authorization was available for repurchases. On March 2, 2022 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the

Company’s outstanding common stock through August 2023 in open market or private transactions. The new authorization replaces the remaining $43.9 million that was available under the prior authorization. As of March 4, 2022, the full $150.0 million of the new authorization was available for repurchases.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group for fiscal 2016 through fiscal 2022. The selected peer group consists of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Primoris Services Corporation. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2016. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

Item 6. Selected Financial Data.

The selected financial data below should be read in conjunction with our consolidated financial statements and accompanying notes, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K. Fiscal 2022, fiscal 2020, fiscal 2019, and fiscal 2017 each consisted of 52 weeks of operations. Fiscal 2021 consisted of 53 weeks of operations. The results of operations of businesses acquired are included in the following selected financial data from their dates of acquisition (dollars in thousands, except per share amounts):

	Fiscal Year Ended				Six Months Ended	Fiscal Year Ended
	January 29, 2022(1)	January 30, 2021(2)	January 25, 2020(3)	January 26, 2019(3)	January 27, 2018(4)	July 29, 2017
Operating Data:
Revenues	$3,130,519	$3,199,165	$3,339,682	$3,127,700	$1,411,348	$3,066,880
Net income	$48,574	$34,337	$57,215	$62,907	$68,835	$157,217
Earnings Per Common Share:
Basic	$1.60	$1.08	$1.82	$2.01	$2.22	$5.01
Diluted	$1.57	$1.07	$1.80	$1.97	$2.15	$4.92
Balance Sheet Data (at end of period):
Total assets(5)	$2,118,224	$1,944,165	$2,217,631	$2,097,503	$1,840,956	$1,899,307
Long-term liabilities(4)(5)	$977,884	$684,367	$1,026,002	$1,008,344	$856,348	$909,186
Stockholders’ equity(6)	$758,544	$811,308	$868,604	$804,168	$724,996	$671,583

(1) During fiscal 2022, we issued $500 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. In addition, we amended our existing credit agreement to extend its maturity date to April 1, 2026 and, among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The outstanding balance of $58.3 million under the 2021 Convertible Notes was repaid in full on September 15, 2021.

(2) During the first quarter of fiscal 2021, we recognized a goodwill impairment charge of $53.3 million as the result of an interim impairment analysis.

(3) On February 25, 2019, Windstream filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As of January 26, 2019, we had outstanding receivables and contract assets in aggregate of approximately $45.0 million. Against this amount, we recorded a non-cash charge of $17.2 million reflecting our evaluation of recoverability of these receivables and contract assets as of January 26, 2019. During the first quarter of fiscal 2020, we recovered $10.3 million of these previously reserved accounts receivable and contract assets. Windstream emerged from bankruptcy in September 2020.

(4) The 2018 transition period includes an income tax benefit associated with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”) of approximately $32.2 million. This benefit primarily resulted from the re-measurement of our net deferred tax liabilities at a lower U.S. federal corporate income tax rate. In addition, the 2018 transition period includes an income tax benefit of approximately $7.8 million for the tax effects of the vesting and exercise of share-based awards as a result of the application of Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).

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

(6) We did not repurchase any of our common stock during fiscal 2020 or fiscal 2019. The following table summarizes our share repurchases during fiscal 2022, 2021, the 2018 transition period, and fiscal 2017:

	Fiscal Year Ended	Fiscal Year Ended	Six Months Ended	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 27, 2018	July 29, 2017
Shares	1,231,638	1,324,381	200,000	713,006
Amount paid (dollars in millions)	$106.1	$100.0	$16.9	$62.9
Average price per share	$86.17	$75.51	$84.38	$88.23

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

Significant demand for broadband is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have stated their belief that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. We believe this view is increasing the appetite for fiber deployments and that the industry effort to deploy high capacity fiber networks continues to meaningfully broaden our industry’s set of opportunities. Increasing access to high-capacity telecommunications continues to be crucial to society, especially in rural America. The Infrastructure Investment and Jobs Act (“Infrastructure Act”) includes over $40 billion for the construction of rural communications networks in unserved and underserved areas across the country. This represents an unprecedented level of support. In addition, an increasing number of states are commencing programs that will provide funding for telecommunications networks even prior to the initiation of funding under the Infrastructure Act.

We are providing program management, planning, engineering and design, aerial, underground, and wireless construction and fulfillment services for gigabit deployments. These services are being provided across the country in numerous geographic areas to multiple customers. These deployments include networks consisting entirely of wired network elements and converged wireless/wireline multi-use networks. Fiber network deployment opportunities are increasing in rural America as new industry participants respond to emerging societal initiatives. We continue to provide integrated planning, engineering and design, procurement and construction and maintenance services to several industry participants.

Macro-economic effects and supply constraints may influence the near-term execution of some customer plans. Broad increases in demand for fiber optic cable and related equipment may cause delivery lead time volatility in the short to intermediate term. In addition, the market for labor remains tight in many regions around the country. It remains to be seen how long this condition persists. Furthermore, the automotive and equipment supply chain remains challenged, particularly for the large truck chassis required for specialty equipment. Prices for capital equipment are increasing. As we contend with these factors, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

Telephone companies are deploying fiber-to-the-home to enable gigabit high-speed connections. Increasingly, rural electric utilities are doing the same. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Wireless construction activity in support of newly available spectrum bands is beginning and expected to increase this year. Federal and state support for rural deployments of communications networks is dramatically increasing in scale an duration. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Deployments to expand capacity as well as new build opportunities are underway. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business.

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

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic. Since March 2020, the economy of the United States has been severely impacted by the COVID-19 pandemic and by the nation’s response to it. Measures mandated by governmental agencies have included vaccination and masking requirements, travel and large gathering restrictions, social distancing requirements, quarantines, and shelter in place orders. Even as efforts to contain the pandemic have made progress and some restrictions have been relaxed, new variants of COVID-19 have resulted in, and may continue to result in, additional outbreaks. As a result, certain business-related activities have been curtailed or modified.

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted by governmental mandates. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its effects on our customers, subcontractors, suppliers, vendors and employees, as well as any impacts affecting our ability to provide services to our customers. We believe the continuing impact of the COVID-19 pandemic on our operating results, cash flows and financial condition will be determined by factors which are uncertain, unpredictable and outside of our control. These factors include the duration and severity of the pandemic, including any new variants, vaccination rates in the areas we operate and among our employees and subcontractors, the nature and duration of containment and mitigation actions taken by federal, state and local governments, the protocols and contractual requirements implemented by our customers, and the resulting impact on the demand for our services. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

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

Fiscal Year

In September 2017, our Board of Directors approved a change in the Company’s fiscal year end from the last Saturday in July to the last Saturday in January. The change better aligned our fiscal year with the planning cycles of our customers. For quarterly comparisons, there were no changes to the months in each fiscal quarter. We use a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2022, fiscal 2020, fiscal 2019, and fiscal 2017 each consisted of 52 weeks of operations. Fiscal 2021 consisted of 53 weeks of operations.

We refer to the period beginning January 31, 2021 and ending on January 29, 2022 as “fiscal 2022”, the period beginning January 26, 2020 and ending on January 30, 2021 as “fiscal 2021”, the period beginning on January 27, 2019 and ending on January 25, 2020 as “fiscal 2020”, the period beginning on January 28, 2018 and ending January 26, 2019 as “fiscal 2019”, the period beginning July 30, 2017 and ending January 27, 2018 as the “2018 transition period”, and the period beginning July 31, 2016 and ending July 29, 2017 as “fiscal 2017”.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 66.2%, 74.1%, and 78.4% of our total contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
AT&T Inc.	23.5%	16.7%	20.6%
Comcast Corporation	15.1%	16.7%	15.1%
Lumen Technologies Inc.(1)	11.9%	16.9%	16.4%
Verizon Communications Inc.	11.3%	18.8%	21.8%
Frontier Communications Corporation	4.4%	2.0%	1.7%
Windstream Corporation	3.5%	5.0%	4.5%
Charter Communications, Inc.	2.2%	2.5%	2.8%
(1) Formerly known as CenturyLink, Inc.

In addition, another customer contributed 3.7%, 1.6% and 0.5% to our total contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Multi-year master service agreements	76.9%	71.7%	65.4%
Other long-term contracts	13.5	18.3	23.2
Total long-term contracts	90.4%	90.0%	88.6%

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

(Loss) Gain on Debt Extinguishment. Gain on debt extinguishment for fiscal 2021 of $12.0 million includes pre-tax charges related to the extinguishment of $401.7 million of our convertible senior notes, including the write-off of deferred debt issuance costs on convertible senior notes.

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

Revenue Recognition. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 5%, 10%, and 15% of contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

For certain contracts, representing less than 5% of contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2022, fiscal 2021, and fiscal 2020.

Accounts Receivable, net. We grant credit to our customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from our performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated realizable value. Unbilled accounts receivable represent amounts we have an unconditional right to receive payment for that will be billed at a later date due to administrative requirements in the billing processes specified by our customers. Certain of our contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in our overall assessment of the collectability of accounts receivable. We expect to collect the outstanding balance of current accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next 12 months. We estimate our allowance for doubtful accounts by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the credit worthiness of our customers.

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

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 29, 2022 and January 30, 2021, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

We performed our annual impairment assessment for fiscal 2022, fiscal 2021, and fiscal 2020, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods other than the first quarter of fiscal 2021 as described below. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value based on our best estimate of the revenue growth rate and projected operating margin.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2022, fiscal 2021, and fiscal 2020;

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Terminal Growth Rate	2% - 3%	3.0%	3.0%
Discount Rate	10.5%	10.0%	10.0%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate was consistent for fiscal 2021 and fiscal 2020. The increase in the discount rate for fiscal 2022 from fiscal 2021 was mainly a result of a heavier weighting of the cost of equity versus debt in the current year as a result of recent market trends for capital structure. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2022 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2022 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units except for one. For this reporting unit with goodwill of $5.7 million, the excess of fair value above its carrying value was approximately 10% of the fair value. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2022 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units was not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2022 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 29, 2022, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

During fiscal 2021 and 2022, the economy of the United States was severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken included travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses had been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) had decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

Broadband generates a substantial portion of its revenue and operating results from installation services inside third party premises. The events following the onset of COVID-19 were expected to result in a prolonged downturn in customer demand for installation services from Broadband. This was expected to have a direct, adverse impact on its revenue, operating results and cash flows. These indicators represented a triggering event that warranted impairment testing of Broadband during the three months ended April 25, 2020.

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

The combination of lower expected operating results and cash flows from the reduction in revenue, as well as changes in valuation assumptions in the fiscal 2021 interim analysis resulted in a substantial decline in the fair value of the Broadband reporting unit. In accordance with ASU 2017-04, the Company compared the estimated fair value of Broadband to its carrying amount. As a result, the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value. After the impairment charge, Broadband has $10.1 million of remaining goodwill. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement.

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

For fiscal 2020 and fiscal 2021 with regards to workers’ compensation losses, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’compensation insurance in two states in which we participate in state-sponsored insurance funds. With regard to automobile liability and general liability losses for fiscal 2020, we retained risk of loss up to $1.0 million on a per-occurrence basis. With regard to automobile liability and general liability losses for fiscal 2021, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. In addition, we also retained the risk of loss for automobile and general liability for the next $5.0 million on a per-occurrence basis with aggregate loss limits of $11.5 million within this layer of retention.

For fiscal 2022, with regard to workers’ compensation losses, our retention of risk remained the same as fiscal 2021. With regard to automobile liability and general liability losses, our retention of primary risk remained the same as fiscal 2021. In addition, we reduced our coverage limit and retained $10.0 million risk of loss on a per occurrence basis for losses above $30.0 million

For fiscal 2023, with regard to workers’ compensation losses, our retention of risk remains the same as fiscal 2022. With regard to automobile liability and general liability losses our retention of risk remains the same as fiscal 2022, with the exception that we retained an additional $5.0 million risk of loss on a per occurrence basis for losses above $10.0 million , if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2019, we retained the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants of $425,000. For the calendar year 2020, we retained the risk of loss on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. For the calendar years 2021 and 2022, we retain the risk of loss on an annual basis, up to the first $600,000 of claims per participant.

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

	January 29, 2022	January 30, 2021
Accrued insurance claims - current	$36,805	$41,736
Accrued insurance claims - non-current	48,238	70,224
Accrued insurance claims	$85,043	$111,960

Insurance recoveries/receivables:
Current (included in Other current assets)	$756	$—
Non-current (included in Other assets)	3,687	15,837
Insurance recoveries/receivables	$4,443	$15,837

The liability for total accrued insurance claims included incurred but not reported losses of approximately $48.0 million and $59.6 million as of January 29, 2022 and January 30, 2021, respectively.

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

Fluctuations in our effective income tax rate were attributable to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Fiscal 2022 includes approximately $5.0 million for incremental tax benefits for credits related to tax filings for prior periods. During fiscal 2021 our effective tax rate was impacted by a $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from a $2.6 million tax loss carryback technical correction under the CARES Act. See Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	January 29, 2022		January 30, 2021
Contract revenues	$3,130.5	100.0%	$3,199.2	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	2,633.9	84.1	2,642.0	82.6
General and administrative	262.4	8.4	259.8	8.1
Depreciation and amortization	152.7	4.9	175.9	5.5
Goodwill impairment charge	—	—	53.3	1.7
Total	3,049.0	97.4	3,130.9	97.9
Interest expense, net	(33.2)	(1.1)	(29.7)	(0.9)
(Loss) gain on debt extinguishment	(0.1)	—	12.0	0.4
Other income, net	4.4	0.1	8.6	0.3
Income before income taxes	52.8	1.7	59.2	1.9
Provision for income taxes	4.2	0.1	24.9	0.8
Net income	$48.6	1.6%	$34.3	1.1%

A discussion of our financial results for fiscal 2021 compared to our financial for fiscal 2020 can be found in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed on March 5, 2021.

Contract Revenues. Contract revenues were $3.131 billion during fiscal 2022 compared to $3.199 billion during fiscal 2021. Additionally, we earned $3.9 million and $14.6 million of contract revenues from storm restoration services during fiscal 2022 and fiscal 2021, respectively. Fiscal 2022 had 52 weeks of operations while fiscal 2021 had 53 weeks.

Excluding amounts generated from storm restoration services, contract revenues decreased by $57.9 million during fiscal 2022 compared to fiscal 2021. Contract revenues decreased by approximately $249.0 million for a large telecommunications customer primarily for services for fiber deployments and by approximately $165.6 million for a large telecommunications customer primarily for decreases in services performed under existing contracts. Additionally contract revenues decreased by approximately $60.1 million for a leading cable multiple system operator from installation, maintenance and construction services. Contract revenues also decreased by approximately $51.9 million for services performed for a telecommunications customer in connection with rural services. Partially offsetting these decreases, contract revenues increased by approximately $202.2 million for a large telecommunications customer improving its network and by approximately $72.2 million for a telecommunications customer for fiber deployments. All other customers had net increases in contract revenues of $194.2 million on a combined basis during fiscal 2022 compared to fiscal 2021.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 88.7%, 8.2%, and 3.1%, respectively, for fiscal 2022 compared to 89.1%, 7.2%, and 3.7%, respectively, for fiscal 2021.

Costs of Earned Revenues. Costs of earned revenues decreased to $2.634 billion, or 84.1% of contract revenues, during fiscal 2022 compared to $2.642 billion, or 82.6% of contract revenues, during fiscal 2021. The primary components of the decrease were a $44.6 million decrease in direct materials and a $19.2 million decrease in other direct costs. Partially offsetting these decreases was a $41.7 million aggregate increase in direct labor and subcontractor costs and a $13.9 million increase in equipment maintenance and fuel costs combined.

Costs of earned revenues as a percentage of contract revenues increased 1.6% during fiscal 2022 compared to fiscal 2021. As a percentage of contract revenues, labor and subcontracted labor costs increased 2.7% primarily due to the mix of work performed. Equipment maintenance and fuel costs combined increased 0.5% as a percentage of contract revenues primarily resulting from an increase in fuel prices. Direct materials decreased 1.2% primarily as a result of our mix of work in which we provide materials for our customers and other direct costs decreased 0.5% as a percentage of contract revenues during fiscal 2022.

General and Administrative Expenses. General and administrative expenses increased to $262.4 million, or 8.4% of contract revenues, during fiscal 2022 compared to $259.8 million, or 8.1% of contract revenues, during fiscal 2021. The increase in total general and administrative expenses primarily resulted from increased administrative, payroll and other costs, including bad debt expense, offset in part by a decrease in professional fees, performance based compensation and stock-based compensation.

Depreciation and Amortization. Depreciation expense was $135.2 million, or 4.3% of contract revenues, during fiscal 2022, compared to $155.3 million, or 4.9% of contract revenues, during fiscal 2021. The decrease in depreciation expense during fiscal 2022 was primarily due certain assets becoming fully depreciated or sold and reduced capital expenditures during fiscal 2021 compared to prior periods. Amortization expense was $17.5 million and $20.6 million during fiscal 2022 and fiscal 2021, respectively.

Interest Expense, Net. Interest expense, net was $33.2 million and $29.7 million during fiscal 2022 and fiscal 2021, respectively. Interest expense includes $1.7 million and $7.4 million for the non-cash amortization of the debt discount associated with the 0.75% convertible senior notes due September 2021 (the “2021 Convertible Notes”) during fiscal 2022 and fiscal 2021, respectively. Excluding this amortization, interest expense, net increased to $31.5 million during fiscal 2022 from $22.2 million during fiscal 2021 as a result of higher interest rates on funded debt balances and higher outstanding borrowings during the current period.

Other Income, Net. Other income, net was $4.4 million and $8.6 million during fiscal 2022 and fiscal 2021, respectively. The change in other income, net was primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $4.2 million and $10.0 million during fiscal 2022 and fiscal 2021, respectively. Other income, net also includes expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

(Loss) gain on Debt Extinguishment. Gain on debt extinguishment for fiscal 2021 of $12.0 million includes pre-tax charges related to the extinguishment of $401.7 million of our 2021 Convertible Notes, including the write-off of deferred debt issuance costs on the 2021 Convertible Notes.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2022 and fiscal 2021 (dollars in millions):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Income tax provision	$4.2	$24.9
Effective income tax rate	8.0%	42.0%

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, tax effects from the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Fiscal 2022 includes approximately $5.0 million for incremental tax benefits for credits related to tax filings for prior periods. During fiscal 2021 our effective tax rate was impacted by a $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from a $2.6 million tax loss carryback technical correction under the CARES Act.

Net Income. Net income was $48.6 million for fiscal 2022 compared to $34.3 million for fiscal 2021.

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

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Net income	$48,574	$34,337
Interest expense, net	33,166	29,671
Provision for income taxes	4,202	24,880
Depreciation and amortization	152,652	175,897
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	238,594	264,785
Gain on sale of fixed assets	(4,203)	(10,026)
Stock-based compensation expense	9,866	12,771
Charges for a wage and hour litigation settlement	—	2,254
Goodwill impairment charge	—	53,264
Loss (gain) on debt extinguishment	62	(12,046)
Non-GAAP Adjusted EBITDA	$244,319	$311,002

Non-GAAP Adjusted EBITDA % of contract revenues	7.8%	9.7%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $310.8 million as of January 29, 2022, compared to $11.8 million as of January 30, 2021. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $991.8 million as of January 29, 2022 compared to $801.9 million as of January 30, 2021.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement, and cash on hand. We expect capital expenditures, net of disposals, to range from $180.0 million to $190.0 million during fiscal 2023 to support growth opportunities and the replacement of certain fleet assets.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include interest payments required on the $500 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”) and outstanding term loan facility and revolver borrowings, if any, under our credit agreement, working capital requirements, and the normal replacement of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, experience difficulty or delays in collecting amounts owed to us by our customers, increase our working capital in connection with new or existing customer programs, or to the extent we repurchase our common stock, or repay credit agreement borrowings. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for fiscal 2022 and fiscal 2021 (dollars in millions):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Net cash flows:
Provided by operating activities	$308.7	$381.8
Used in investing activities	$(151.7)	$(44.6)
Provided by (used in) financing activities	$142.0	$(383.4)

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

During fiscal 2022, net cash provided by operating activities was $308.7 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $54.4 million of operating cash flow during fiscal 2022. Working capital changes that provided operating cash flow during fiscal 2022 included a decrease in contract assets, net of $177.0 million and other assets of $2.2 million. Changes that used operating cash flow during fiscal 2022 included a decrease in accrued liabilities of $49.7 million and accounts payable of $4.9 million. In addition, an increase in accounts receivable of $40.7 million, other current assets and inventories of $12.3 million and net increase in income tax receivable of $17.2 million used operating cash flow during fiscal 2022.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 108 days as of January 29, 2022, compared to 136 days as of January 30, 2021. The decrease in our DSO was primarily a result of a decrease in outstanding balances for a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of January 29, 2022 and January 30, 2021 and Note 19, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of January 29, 2022 or January 30, 2021.

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

Cash Used in Investing Activities. Net cash used in investing activities was $151.7 million during fiscal 2022. During fiscal 2022, capital expenditures of $157.0 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $5.4 million.

Net cash used in investing activities was $44.6 million during fiscal 2021. During fiscal 2021, capital expenditures of $58.0 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $13.4 million.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $142.0 million during fiscal 2022. The primary source of cash provided by financing activities during fiscal 2022 was the $500.0 million principal amount of the “2029 Notes” issued in a private placement in April 2021. This was partially offset by a $58.3 million payment on long-term debt related to the repayment in full of our 2021 Convertible Notes during fiscal 2022 and an additional $0.7 million to unwind warrants associated with the remaining portion of the 2021 Convertible Notes that was repaid. In addition, we used $105.0 million of the proceeds of the 2029 Notes offering to repay outstanding borrowings under the revolving portion of our credit agreement and approximately $71.9 million to repay term loan borrowings under our credit agreement. We paid approximately $11.6 million in issuance costs and third party fees and expenses related to our financing transactions.We repurchased 1,231,638 shares of our common stock in open market transactions, at an average price of $86.17 per share, for $106.1 million. The exercise of stock options provided $2.3 million during fiscal 2022 and we paid $6.6 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the period.

Net cash used in financing activities was $383.4 million during fiscal 2021. During fiscal 2021, borrowings under our credit agreement, net of repayments, were $82.5 million. We repurchased 1,324,381shares of our common stock in open market transactions, at an average price $75.51 per share, for $100.0 million. We also purchased $401.7 million of our 2021 Convertible Notes for $371.4 million, including interest and fees, resulting in a $30.8 million redemption discount on 2021 Convertible Notes. In connection with the purchase, we unwound convertible note hedge transactions and warrants proportionally to the number of 2021 Convertible Notes. We received $7.2 million for the settlement of the convertible note hedges and paid $7.2 million for the warrants. During fiscal 2021, we withheld shares and paid $0.7 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the period. Partially offsetting these uses, we received $5.7 million from the exercise of stock options during fiscal 2021.

Compliance with Credit Agreement. On April 1, 2021, the Company and certain of its subsidiaries amended its credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Agreement”) to among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As part of the amendment, the maturity of the Credit Agreement was extended to April 1, 2026.

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

Under our credit agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing 12 month consolidated EBITDA, as defined by our credit agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR(1)
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(2)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) To address the transition in financial markets away from LIBOR, the credit agreement includes provisions related to the replacement of LIBOR with a LIBOR successor rate (as defined in the Credit Agreement), which may be a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.

(2) Base rate is described in the credit agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00% and if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $46.3 million and $52.2 million, issued as part of our insurance program, were outstanding under our Credit Agreement as January 29, 2022 and January 30, 2021, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of January 29, 2022 and January 30, 2021 were as follows:

	Weighted Average Rate End of Period
	January 29, 2022	January 30, 2021
Borrowings - Term loan facility	1.86%	1.63%
Borrowings - Revolving facility(1)	—%	2.14%
Standby Letters of Credit	1.63%	1.50%
Unused Revolver Commitment	0.30%	0.25%
(1) There were no outstanding borrowings under our revolving facility as of January 29, 2022.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing 12 month consolidated EBITDA to our consolidated interest expense, each as defined by our credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 29, 2022 and January 30, 2021, we were in compliance with the financial covenants of our credit agreement and had borrowing availability under our revolving facility of $326.3 million and $558.7 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 29, 2022 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
2029 Notes	$—	$—	$—	$500,000	$500,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facility	17,500	35,000	297,500	—	350,000
Fixed interest payments on long-term debt(1)	22,500	45,000	45,000	56,250	168,750
Obligations under long-term operating leases(2)	26,594	29,458	7,655	1,165	64,872
Obligations under short-term operating leases(3)	884	—	—	—	884
Employment agreements	18,346	5,326	377	—	24,049
Deferral of tax payments(4)	18,507	—	—	—	18,507
Purchase and other contractual obligations(5)	84,988	6,880	1,444	—	93,312
Total	$189,319	$121,664	$351,976	$557,415	$1,220,374

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of January 29, 2022 consisted of $350.0 million outstanding under our term loan facility.

(2) Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $3.0 million as of January 29, 2022.

(3) Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of January 29, 2022.

(4) During 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provided for various tax relief and tax incentive measures. These measures did not have a material impact on our results of operations. However, pursuant to the CARES Act, we deferred the payment of $37.4 million of employer payroll taxes during the year ended December 31, 2020, $18.7 million of which was paid by December 31, 2021 and the remainder is due by December 31, 2022.

(5) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of January 29, 2022, purchase and other contractual obligations includes approximately $78.9 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of January 29, 2022. See Note 16, Employee Benefit Plans, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding obligations under multi-employer defined pension plans.

Our consolidated balance sheet as of January 29, 2022 includes a long-term liability of approximately $48.2 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $11.9 million and $5.9 million, as of January 29, 2022 and January 30, 2021, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 29, 2022 and January 30, 2021 we had $296.4 million and $208.7 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $138.0 million as of January 29, 2022. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 29, 2022 and January 30, 2021, we had $20.3 million and $20.9 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our credit agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $46.3 million and $52.2 million outstanding standby letters of credit issued under our credit agreement as of January 29, 2022 and January 30, 2021, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.822 billion and $6.810 billion at January 29, 2022, and January 30, 2021, respectively. We expect to complete 52.8% of the January 29, 2022 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Legal Proceedings

Refer to Note 20, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

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

Our credit agreement permits borrowings at a variable rate of interest. On January 29, 2022, we had variable rate debt outstanding of $350.0 million under our term loan facility. Interest related to these borrowings fluctuates based on LIBOR or the administrative agent’s base rate. The administrative agent's base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement.

The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $97.50 as of January 29, 2022 (dollars in thousands):

January 29, 2022
Principal amount of 2029 Notes	$500,000
Less: Debt issuance costs	(6,687)
Net carrying amount of 2029 Notes	$493,313

January 29, 2022
Fair value of principal amount of 2029 Notes	$487,500
Less: Debt issuance costs	(6,687)
Fair value of 2029 Notes	$480,813

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $15.0 million, calculated on a discounted cash flow basis as of January 29, 2022.

In September 2015, we issued $485.0 million principal amount of convertible senior notes (the “2021 Convertible Notes”), which bore a fixed rate of interest of 0.75%. During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the 2021 Convertible Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These 2021 Convertible Notes were purchased through a privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021. On the maturity date of September 15, 2021, the outstanding balance of $58.3 million under the 2021 Convertible Notes was repaid in full.

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

The following table summarizes the carrying amount and fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the 2021 Convertible Notes was based on the closing trading price per $100 of the 2021 Convertible Notes as of the last day of trading for the period (Level 2), which was $104.50 as of January 30, 2021 (dollars in thousands).

January 30, 2021
Principal amount of 2021 Convertible Notes	$58,264
Less: Debt discount and debt issuance costs	(1,854)
Net carrying amount of 2021 Convertible Notes	$56,410

Fair value of principal amount of 2021 Convertible Notes	$60,886
Less: Debt discount and debt issuance costs	(1,854)
Fair value of 2021 Convertible Notes	$59,032

In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. In the event that shares or cash were deliverable to holders of the 2021 Convertible Notes upon conversion at limits defined in the indenture governing the 2021 Convertible Notes, counterparties to the convertible note hedge were required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we delivered to the holders of the 2021 Convertible Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could have been deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25 million and $401.7 million, respectively, of the 2021 Convertible Notes, the number of shares that could have been deliverable to us upon conversion was reduced to up to 0.601 million of our shares. The convertible note hedge transactions expired in September 2021.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25 million and $401.7 million, respectively, of the 2021 Convertible Notes, the remaining warrant transactions provide for to up to 0.601 million shares. The warrants were scheduled to expire on a series of dates concluding on May 9, 2022. During the fourth quarter of fiscal 2022, we unwound the remaining warrants for $0.7 million and, as a result, there are no additional warrants outstanding.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and equivalents	$310,757	$11,770
Accounts receivable, net (Note 5)	895,898	858,123
Contract assets	24,539	197,110
Inventories	81,291	70,849
Income tax receivable	12,729	1,706
Other current assets	30,876	29,072
Total current assets	1,356,090	1,168,630

Property and equipment, net	294,798	273,960
Operating lease right-of-use assets	61,101	63,179
Goodwill	272,485	272,485
Intangible assets, net	101,832	119,322
Other assets	31,918	46,589
Total assets	$2,118,224	$1,944,165
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,896	$158,966
Current portion of debt	17,500	81,722
Contract liabilities	18,512	14,101
Accrued insurance claims	36,805	41,736
Operating lease liabilities	24,641	24,769
Income taxes payable	233	6,387
Other accrued liabilities	128,209	120,809
Total current liabilities	381,796	448,490
Long-term debt	823,251	501,562
Accrued insurance claims - non-current	48,238	70,224
Operating lease liabilities - non-current	36,519	38,359
Deferred tax liabilities, net - non-current	55,674	47,650
Other liabilities	14,202	26,572
Total liabilities	1,359,680	1,132,857
COMMITMENTS AND CONTINGENCIES (Note 20)
Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,612,867 and 30,615,167 issued and outstanding, respectively	9,871	10,205
Additional paid-in capital	2,028	2,284
Accumulated other comprehensive loss	(1,769)	(1,769)
Retained earnings	748,414	800,588
Total stockholders’ equity	758,544	811,308
Total liabilities and stockholders’ equity	$2,118,224	$1,944,165
See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020

Contract revenues	$3,130,519	$3,199,165	$3,339,682

Costs of earned revenues, excluding depreciation and amortization	2,633,877	2,641,989	2,779,730
General and administrative	262,432	259,770	254,590
Depreciation and amortization	152,652	175,897	187,556
Goodwill impairment charge	—	53,264	—
Total	3,048,961	3,130,920	3,221,876

Interest expense, net	(33,166)	(29,671)	(50,859)
(Loss) gain on debt extinguishment	(62)	12,046	(76)
Other income, net	4,446	8,597	11,665
Income before income taxes	52,776	59,217	78,536

Provision for income taxes	4,202	24,880	21,321

Net income	$48,574	$34,337	$57,215

Earnings per common share:
Basic earnings per common share	$1.60	$1.08	$1.82

Diluted earnings per common share	$1.57	$1.07	$1.80

Shares used in computing earnings per common share:
Basic	30,337,544	31,665,183	31,498,474

Diluted	30,844,211	32,090,578	31,821,782

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Net Income	$48,574	$34,337	$57,215
Foreign currency translation gains (losses), net of tax	—	12	(499)
Comprehensive income	$48,574	$34,349	$56,716

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 26, 2019	31,430,031	$10,477	$22,489	$(1,282)	$772,484	$804,168
Stock options exercised	45,258	15	488	—	—	503
Stock-based compensation	2,803	1	10,033	—	—	10,034
Issuance of restricted stock, net of tax withholdings	105,846	35	(1,733)	—	—	(1,698)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(1,206)	—	—	(1,206)
Purchase of warrants	—	—	(301)	—	—	(301)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	388	—	—	388
Other comprehensive loss	—	—	—	(499)		(499)
Net income	—	—	—	—	57,215	57,215
Balances as of January 25, 2020	31,583,938	10,528	30,158	(1,781)	829,699	868,604
Cumulative effect from implementation of ASU 2016-13	—	—	—	—	(471)	(471)
Stock options exercised	295,650	98	5,640	—	—	5,738
Stock-based compensation	4,962	1	12,770	—	—	12,771
Issuance of restricted stock, net of tax withholdings	54,998	19	(747)	—	—	(728)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(8,976)	—	—	(8,976)
Purchase of warrants	—	—	(7,176)	—	—	(7,176)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	7,197	—	—	7,197
Repurchase of common Stock	(1,324,381)	(441)	(36,582)	—	(62,977)	(100,000)
Other comprehensive income	—	—	—	12	—	12
Net income	—	—	—	—	34,337	34,337
Balances as of January 30, 2021	30,615,167	10,205	2,284	(1,769)	800,588	811,308
Stock options exercised	42,580	14	2,247	—	—	2,261
Stock-based compensation	2,197	1	9,865	—	—	9,866
Issuance of restricted stock, net of tax withholdings	184,561	62	(2,767)	—	(3,934)	(6,639)
Purchase of warrants	—	—	(693)	—	—	(693)
Repurchase of common Stock	(1,231,638)	(411)	(8,909)	—	(96,814)	(106,133)
Net income	—	—	—	—	48,574	48,574
Balances as of January 29, 2022	29,612,867	$9,871	$2,028	$(1,769)	$748,414	$758,544

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Cash flows from operating activities:
Net income	$48,574	$34,337	$57,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,652	175,897	187,556
Non-cash lease expense	31,838	31,828	30,043
Deferred income tax (benefit) provision	8,024	(28,185)	9,261
Stock-based compensation	9,866	12,771	10,034
Provision for bad debt (recovery), net	2,911	406	(6,540)
Gain on sale of fixed assets	(4,203)	(10,026)	(14,879)
Loss (gain) on debt extinguishment	62	(12,046)	76
Amortization of debt discount	1,665	7,441	20,112
Amortization of debt issuance costs and other	2,825	2,797	4,023
Goodwill impairment charge	—	53,264	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(40,687)	(41,755)	(195,796)
Contract assets, net	176,982	53,664	(35,888)
Other current assets and inventories	(12,255)	27,316	(6,960)
Other assets	2,220	9,178	41,068
Income taxes receivable/payable	(17,177)	7,505	(84)
Accounts payable	(4,905)	43,747	(2,141)
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(49,737)	13,638	(39,101)
Net cash provided by operating activities	308,655	381,777	57,999
Cash flows from investing activities:
Capital expenditures	(157,042)	(58,047)	(120,574)
Proceeds from sale of assets	5,363	13,419	19,045
Other investing activities	—	—	306
Net cash used in investing activities	(151,679)	(44,628)	(101,223)
Cash flows from financing activities:
Proceeds from 2029 Notes	500,000	—	—
Proceeds from borrowings on senior credit agreement, including term loans	95,000	1,056,000	475,000
Principal payments on senior credit agreement, including term loans	(271,875)	(973,500)	(480,625)
Debt issuance costs	(11,646)	—	—
Repurchase of common stock	(106,133)	(100,000)	—
Extinguishment of 2021 Convertible Notes	(58,264)	(401,736)	(25,000)
Redemption discount on convertible debt, net of costs	—	30,761	675
Settlement of convertible note hedges related to extinguished convertible debt	—	7,197	388
Purchase of warrants	(693)	(7,176)	(301)
Exercise of stock options	2,261	5,738	503
Restricted stock tax withholdings	(6,639)	(728)	(1,698)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Net cash provided by (used in) financing activities	142,011	(383,444)	(31,058)
Net increase (decrease) in cash, cash equivalents and restricted cash	298,987	(46,295)	(74,282)
Cash, cash equivalents and restricted cash at beginning of period (Note 8)	13,574	59,869	134,151
Cash, cash equivalents and restricted cash at end of period (Note 8)	$312,561	$13,574	$59,869
Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$22,076	$20,653	$26,655
Cash paid for taxes, net	$8,601	$45,332	$12,017
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,666	$6,556	$8,814

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

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2022 and fiscal 2020 each consisted of 52 weeks of operations. Fiscal 2021 consisted of 53 weeks of operations.

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

Revenue Recognition. We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 5%, 10%, and 15% of contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020.

For certain contracts, representing less than 5% of contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2022, fiscal 2021, and fiscal 2020.

Accounts Receivable, net. We grant credit to our customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from our performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for doubtful accounts, represents their estimated realizable value. Unbilled accounts receivable represent amounts we have an unconditional right to receive payment for that will be billed at a later date due to administrative requirements in the billing processes specified by our customers. Certain of our contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in our overall assessment of the collectability of accounts receivable. We expect to collect the outstanding balance of current accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next 12 months. We estimate our allowance for doubtful accounts by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the credit worthiness of our customers.

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

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 29, 2022 and January 30, 2021, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 8, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $17.0 million and $15.6 million as of January 29, 2022 and January 30, 2021, respectively.

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

We use judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. We determine the fair value of our reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in our judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs. See Note 9, Goodwill and Intangible Assets, for additional information regarding our annual assessment of goodwill and other indefinite-lived intangible assets.

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

Fair Value of Financial Instruments. Our financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of our long-term debt, which is based on observable market-based inputs (Level 2). See Note 13, Debt, for further information regarding the fair value of such financial instruments. Our cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 29, 2022 and January 30, 2021. During fiscal 2022, fiscal 2021, and fiscal 2020 we had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

3. Accounting Standards

Recently Adopted Accounting Standards

Codification Improvement. In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in this ASU represent changes to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied retrospectively. We adopted the provisions of this ASU in the first quarter of fiscal 2022 and there was no material effect on our consolidated financial statements.

Income Taxes. In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the provisions of this ASU in the first quarter of fiscal 2022. The adoption of this ASU did not have a material effect on our consolidated financial statements.

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Net income available to common stockholders (numerator)	$48,574	$34,337	$57,215

Weighted-average number of common shares (denominator)	30,337,544	31,665,183	31,498,474

Basic earnings per common share	$1.60	$1.08	$1.82

Weighted-average number of common shares	30,337,544	31,665,183	31,498,474
Potential shares of common stock arising from stock options, and unvested restricted share units	506,667	425,395	323,308
Total shares-diluted (denominator)	30,844,211	32,090,578	31,821,782

Diluted earnings per common share	$1.57	$1.07	$1.80

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	91,816	233,988	253,000
0.75% convertible senior notes due 2021(1) (2)	375,013	1,715,972	4,747,706
Warrants(1) (2)	538,124	1,715,972	4,747,706
Total	1,004,953	3,665,932	9,748,412

(1) The Company used the treasury stock method for calculating any potential dilutive impact on earnings per common share if our average stock price for the period exceeded the $96.89 per share conversion price. There was no dilutive impact on earnings per common share during any of the periods presented as our average stock price did not exceed the per share conversion price and the 2021 Convertible Notes (as defined in Note 13) matured on September 15, 2021. The warrants associated with our 2021 Convertible Notes would have had a dilutive impact on earnings per common share if our average stock price for the period exceeds the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any of the periods presented, the underlying common shares were anti-dilutive as reflected in the table above. The warrants were scheduled to expire on a series of dates concluding on May 9, 2022. During the fourth quarter of fiscal 2022, we purchased the remaining warrants for $0.7 million and there are no additional warrants outstanding.

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

Accounts Receivable

Accounts receivable, net classified as current, consisted of the following (dollars in thousands):

	January 29, 2022	January 30, 2021
Trade accounts receivable	$330,811	$352,501
Unbilled accounts receivable	545,493	492,324
Retainage	20,318	14,974
Total	896,622	859,799
Less: allowance for doubtful accounts	(724)	(1,676)
Accounts receivable, net	$895,898	$858,123

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	January 29, 2022	January 30, 2021
Cumulative effect from implementation of ASU 2016-13	$—	$471
Allowance for doubtful accounts at beginning of period	1,676	4,582
Provision for bad debt	2,911	406
Amounts charged against the allowance	(3,863)	(3,783)
Allowance for doubtful accounts at end of period	$724	$1,676

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	January 29, 2022	January 30, 2021
Contract assets	$24,539	$197,110
Contract liabilities	18,512	14,101
Contract assets, net	$6,027	$183,009

The decrease in contract assets, net, in fiscal 2022 from fiscal 2021 primarily resulted from reduced services performed and increased billings under contracts consisting of multiple tasks. There were no other significant changes in contract assets during the period. During fiscal 2022, we performed services and recognized $10.7 million of contract revenues related to contract liabilities that existed at January 30, 2021. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of January 29, 2022 or January 30, 2021 were as follows (dollars in millions):

	January 29, 2022		January 30, 2021
	Amount	% of Total	Amount	% of Total
Lumen Technologies (1)	$166.0	18.4%	$173.5	16.6%
Verizon Communications Inc.	$144.3	16.0%	$389.9	37.4%
Comcast Corporation	$113.5	12.6%	$131.7	12.6%
AT&T Inc.	$106.0	11.7%	$71.7	6.9%
(1) Formerly known as CenturyLink, Inc.

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of January 29, 2022 or January 30, 2021.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 29, 2022	January 30, 2021
Prepaid expenses	$14,640	$14,849
Deposits and other current assets	14,083	12,817
Insurance recoveries/receivables for accrued insurance claims	756	—
Restricted cash	1,372	1,372
Receivables on equipment sales	25	34
Other current assets	$30,876	$29,072

Other assets consisted of the following (dollars in thousands):

	January 29, 2022	January 30, 2021
Long-term contract assets	$14,056	$17,574
Deferred financing costs	4,834	5,205
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	3,687	15,837
Other non-current deposits and assets	8,909	7,541
Other assets	$31,918	$46,589

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the consolidated statement of cash flows consisted of the following (dollars in thousands):

	January 29, 2022	January 30, 2021
Cash and equivalents	$310,757	$11,770
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$312,561	$13,574

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 29, 2022	January 30, 2021
Land	—	$4,127	$3,796
Buildings	10-35	10,649	11,169
Leasehold improvements	1-10	17,706	17,030
Vehicles	1-5	714,515	626,809
Computer hardware and software	1-7	153,072	144,989
Office furniture and equipment	1-10	12,939	13,293
Equipment and machinery	1-10	329,145	300,143
Total		1,242,153	1,117,229
Less: accumulated depreciation		(947,355)	(843,269)
Property and equipment, net		$294,798	$273,960

Depreciation expense and repairs and maintenance expense were as follows (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Depreciation expense	$135,163	$155,274	$166,376
Repairs and maintenance expense	$51,150	$47,586	$44,208

9. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during fiscal 2022. Changes in the carrying amount of goodwill during fiscal 2021 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 25, 2020	$521,516	$(195,767)	$325,749
Fiscal 2021 Goodwill impairment charge	—	(53,264)	(53,264)
Balance as of January 30, 2021	$521,516	$(249,031)	$272,485

The Company’s goodwill resides in multiple reporting units and primarily consists of expected synergies, together with the expansion of our geographic presence and strengthening of our customer base from acquisitions. Goodwill and other indefinite-lived intangible assets are assessed annually for impairment as of the first day of the fourth fiscal quarter of each year, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing services, and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs anticipated when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

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

We performed our annual impairment assessment for fiscal 2022, fiscal 2021, and fiscal 2020, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods other than the first quarter of fiscal 2021 as described below. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) a discount rate based on our best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units; (b) terminal value based on our best estimate of terminal growth rates; and (c) seven expected years of cash flow before the terminal value based on our best estimate of the revenue growth rate and projected operating margin.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2022, fiscal 2021, and fiscal 2020:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Terminal Growth Rate	2% - 3%	3.0%	3.0%
Discount Rate	10.5%	10.0%	10.0%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate was consistent for fiscal 2021 and fiscal 2020. The increase in the discount rate for fiscal 2022 from fiscal 2021 was mainly a result of a heavier weighting of the cost of equity versus debt in the current year as a result of recent market trends for capital structure. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2022 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2022 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units except for one. For this reporting unit with goodwill of $5.7 million, the excess of fair value above its carrying value was approximately 10% of the fair value. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2022 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units was not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2022 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 29, 2022, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

During fiscal 2021 and 2022, the economy of the United States was severely impacted by the nation’s response to the COVID-19 pandemic. Measures taken included travel restrictions, social distancing requirements, quarantines, and shelter in place orders. As a result, businesses had been closed and certain business activities curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted. However, certain customers of one of the Company’s reporting units (“Broadband”) had decided to restrict our technicians from entering third party premises. Furthermore, customers have modified their protocols to increase the self-installation of customer premise equipment by their subscribers.

Broadband generates a substantial portion of its revenue and operating results from installation services inside third party premises. The events following the onset of COVID-19 were expected to result in a prolonged downturn in customer demand for installation services from Broadband. This was expected to have a direct, adverse impact on its revenue, operating results and cash flows. These indicators represented a triggering event that warranted impairment testing of Broadband during the three months ended April 25, 2020.

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

The combination of lower expected operating results and cash flows from the reduction in revenue, as well as changes in valuation assumptions in the fiscal 2021 interim analysis resulted in a substantial decline in the fair value of the Broadband reporting unit. In accordance with ASU 2017-04, the Company compared the estimated fair value of Broadband to its carrying amount. As a result, the Company recognized an impairment charge of $53.3 million which is the amount by which the carrying amount exceeded the reporting unit’s fair value. After the impairment charge, Broadband has $10.1 million of remaining goodwill. The goodwill impairment charge did not affect the Company’s compliance with its financial covenants and conditions under its revolving credit agreement.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	January 29, 2022				January 30, 2021
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	8.5	$312,017	$215,806	$96,211	$312,017	$198,604	$113,413
Trade names, finite	8.4	9,250	8,329	921	10,350	9,141	1,209
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
		$325,967	$224,135	$101,832	$327,067	$207,745	$119,322

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $17.5 million, $20.6 million, and $21.2 million for fiscal 2022, fiscal 2021, and fiscal 2020.

As of January 29, 2022, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2023	$15,332
2024	13,901
2025	13,717
2026	13,411
2027	11,271
Thereafter	29,500
Total	$97,132

As of January 29, 2022, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

For fiscal 2020 and fiscal 2021 with regards to workers’ compensation losses, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’compensation insurance in two states in which we participate in state-sponsored insurance funds. With regard to automobile liability and general liability losses for fiscal 2020, we retained risk of loss up to $1.0 million on a per-occurrence basis. With regard to automobile liability and general liability losses for fiscal 2021, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. In addition, we also retained the risk of loss for automobile and general liability for the next $5.0 million on a per-occurrence basis with aggregate loss limits of $11.5 million within this layer of retention.

For fiscal 2022, with regard to workers’ compensation losses, our retention of risk remained the same as fiscal 2021. With regard to automobile liability and general liability losses, our retention of primary risk remained the same as fiscal 2021. In addition, we reduced our coverage limit and retained $10.0 million risk of loss on a per occurrence basis for losses above $30.0 million.

For fiscal 2023, with regard to workers’ compensation losses, our retention of risk remains the same as fiscal 2022. With regard to automobile liability and general liability losses our retention of risk remains the same as fiscal 2022, with the exception that we retained an additional $5.0 million risk of loss on a per occurrence basis for losses above $10.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2019, we retained the risk of loss, on an annual basis, up to the first $400,000 of claims per participant, as well as an annual aggregate amount for all participants of $425,000. For the calendar year 2020, we retained the risk of loss on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. For the calendar years 2021 and 2022, we retain the risk of loss on an annual basis, up to the first $600,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	January 29, 2022	January 30, 2021
Accrued insurance claims - current	$36,805	$41,736
Accrued insurance claims - non-current	48,238	70,224
Accrued insurance claims	$85,043	$111,960

Insurance recoveries/receivables:
Current (included in Other current assets)	$756	$—
Non-current (included in Other assets)	3,687	15,837
Insurance recoveries/receivables	$4,443	$15,837

The liability for total accrued insurance claims included incurred but not reported losses of approximately $48.0 million and $59.6 million as of January 29, 2022 and January 30, 2021, respectively.

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2022, total insurance recoveries/receivables decreased approximately $11.5 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claim decreased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 9 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the consolidated statement of operations for fiscal 2022 and fiscal 2021 (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Lease cost under long-term operating leases	$34,520	$35,411
Lease cost under short-term operating leases	24,218	28,532
Variable lease cost under short-term and long-term operating leases(1)	3,405	4,113
Total lease cost	$62,143	$68,056

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $61.2 million and $63.1 million as of January 29, 2022 and January 30, 2021, respectively. Supplemental balance sheet information related to these liabilities is as follows:

	January 29, 2022	January 25, 2020
Weighted average remaining lease term	3.1 years	3.2 years
Weighted average discount rate	3.8%	4.6%

Supplemental cash flow information related to our long-term operating lease liabilities as of January 29, 2022 and January 30, 2021 is as follows (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$33,514	$33,313
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$29,725	$27,510

As of January 29, 2022, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
2023	$26,594
2024	18,210
2025	11,248
2026	5,381
2027	2,274
Thereafter	1,165
Total lease payments	64,872
Less: imputed interest	(3,712)
Total	$61,160

As of January 29, 2022, the Company had additional operating leases with total leases costs of $3.0 million that have not yet commenced. These leases will commence in fiscal 2023.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 29, 2022	January 30, 2021
Accrued payroll and related taxes	$47,303	$43,593
Accrued employee benefit and incentive plan costs	26,942	32,988
Accrued construction costs	28,254	22,972
Other current liabilities	25,710	21,256
Other accrued liabilities	$128,209	$120,809

13. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	January 29, 2022	January 30, 2021
Credit Agreement - Revolving facility (matures April 2026)	$—	$105,000
Credit Agreement - Term loan facility (matures April 2026)	347,438	421,874
4.50% senior notes, net (mature April 2029)	493,313	—
0.75% convertible senior notes, net (mature September 2021)	—	56,410
	840,751	583,284
Less: current portion	(17,500)	(81,722)
Long-term debt	$823,251	$501,562

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

The following table summarizes the net carrying value of the term loan as of January 29, 2022 (dollars in thousands):

January 29, 2022
Principal amount of term loan	$350,000
Less: Debt issuance costs	(2,562)
Net carrying amount of term loan	$347,438

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

Under our credit agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of

$25.0 million to our trailing 12 month consolidated EBITDA, as defined by our credit agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

Borrowings - Eurodollar Rate Loans	1.25%- 2.00% plus LIBOR(1)
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(2)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% -1.00%

(1) To address the transition in financial markets away from LIBOR, the Credit Agreement includes provisions related to the replacement of LIBOR with a LIBOR Successor Rate (as defined in the Credit Agreement), which may be a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.

(2) Base rate is described in our Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $46.3 million and $52.2 million, issued as part of our insurance program, were outstanding under our credit agreement as of January 29, 2022 and January 30, 2021, respectively.

The weighted average interest rates and fees for balances under our credit agreement as of January 29, 2022 and January 30, 2021 were as follows:

	Weighted Average Rate End of Period
	January 29, 2022	January 30, 2021
Borrowings - Term loan facility	1.86%	1.63%
Borrowings - Revolving facility(1)	—%	2.14%
Standby Letters of Credit	1.63%	1.50%
Unused Revolver Commitment	0.30%	0.25%

(1) There were no outstanding borrowings under our revolving facility as of January 29, 2022.

Our credit agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing 12 month consolidated EBITDA to our consolidated interest expense, each as defined by our credit agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 29, 2022 and January 30, 2021, we were in compliance with the financial covenants of our credit agreement and had borrowing availability under our revolving facility of $326.3 million and $558.7 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of January 29, 2022 (dollars in thousands):

January 29, 2022
Principal amount of 2029 Notes	$500,000
Less: Debt issuance costs	(6,687)
Net carrying amount of 2029 Notes	$493,313

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $97.50 as of January 29, 2022 (dollars in thousands):

January 29, 2022
Fair value of principal amount of 2029 Notes	$487,500
Less: Debt issuance costs	(6,687)
Fair value of 2029 Notes	$480,813

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

Each $1,000 of principal of the Notes was convertible into 10.3211 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $96.89 per share. The conversion rate is subject to adjustment in certain circumstances, including in connection with specified fundamental changes (as defined in the indenture). In addition, holders of the Notes had the right to require the Company to repurchase all or a portion of their notes on the occurrence of a fundamental change at a price of 100% of their principal amount plus accrued and unpaid interest.

Prior to June 15, 2021, the Notes were convertible by the Note holder under the following circumstances: (1) during any fiscal quarter commencing after October 24, 2015 (and only during such fiscal quarter) if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days period ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on such trading day ($125.96 assuming an applicable conversion price of $96.89); (2) during the five consecutive business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. None of the conditions were met during the term of the 2021 Convertible Notes. On or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could have converted all or a portion of their 2021 Convertible Notes at any time regardless of the foregoing circumstances. Upon conversion, the 2021 Convertible Notes would have been settled, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. There was no conversion made of the 2021 Convertible Notes.

During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the 2021 Convertible Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These 2021 Convertible Notes were purchased through a privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021. On the maturity date of September 15, 2021, the outstanding balance of $58.3 million under the 2021 Convertible Notes was repaid in full.

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount was amortized to interest expense using the Comparable Yield (5.5% with respect to the 2021 Convertible Notes) using the effective interest rate method over the term of the 2021 Convertible Notes. We incurred $1.7 million, $7.4 million, and $20.1 million of interest expense during fiscal 2022, fiscal 2021, and fiscal 2020, respectively, for the non-cash amortization of the debt discount. The liability component of the Notes consisted of the following (dollars in thousands):

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

The following table summarizes the fair value of the Notes, net of the debt discount and debt issuance costs. The fair value of the Notes was based on the closing trading price per $100 of the Notes as of the last day of trading (Level 2), which was $104.50 as of January 30, 2021 (dollars in thousands).

January 30, 2021
Fair value of principal amount of 2021 Convertible Notes	$60,886
Less: Debt discount and debt issuance costs	(1,854)
Fair value of 2021 Convertible Notes	$59,032

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. In the event that shares or cash were deliverable to holders of the 2021 Convertible Notes upon conversion at limits defined in the indenture governing the 2021 Convertible Notes, counterparties to the convertible note hedge were required to deliver to us shares of our common stock or pay cash to us in a similar amount as the value that we delivered to the holders of the 2021 Convertible Notes based on a conversion price of $96.89 per share. At inception of the convertible note hedge transactions, up to 5.006 million of our shares could have been deliverable to us upon conversion. After the Company settled a portion of the note hedge transactions during fiscal 2020 and fiscal 2021 in connection with the purchase of $25 million and $401.7 million, respectively, of the 2021 Convertible Notes, the number of shares that could have been deliverable to us upon conversion was reduced to up to 0.601 million of our shares. The convertible note hedge transactions expired in September 2021.

We also entered into separately negotiated warrant transactions with the same counterparties as the convertible note hedge transactions whereby we sold warrants to purchase, subject to certain anti-dilution adjustments, up to 5.006 million shares of our common stock at a price of $130.43 per share. After the Company purchased a portion of the warrants during fiscal 2020 and fiscal 2021 in connection with the purchase of $25 million and $401.7 million, respectively, of the 2021 Convertible Notes, the remaining warrant transactions provide for to up to 0.601 million shares. The warrants were scheduled to expire on a series of dates concluding on May 9, 2022. During the fourth quarter of fiscal 2022, we unwound the remaining warrants for $0.7 million and, as a result, there are no additional warrants outstanding.

14. Income Taxes

The components of the provision (benefit) for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Current:
Federal	$(3,323)	$42,794	$8,389
Foreign	(4)	(2)	(56)
State	(495)	10,273	3,727
	(3,822)	53,065	12,060
Deferred:
Federal	7,506	(24,380)	7,257
Foreign	—	—	568
State	518	(3,805)	1,436
	8,024	(28,185)	9,261
Provision for income taxes	$4,202	$24,880	$21,321

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, tax effects from the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Fiscal 2022 includes approximately $5.0 million for incremental tax benefits for credits related to tax filings for prior periods. During fiscal 2021 our effective tax rate was impacted by a $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes, and the benefit from a $2.6 million tax loss carryback technical correction under the CARES Act.

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Statutory rate applied to pre-tax income	$11,083	$12,436	$16,495
State taxes, net of federal tax benefit	1,422	4,344	4,282
Change in accruals for uncertain tax positions	4,493	1,189	891
Compensation limitation	1,468	2,632	82
Tax filings for prior periods	(4,609)	—	—
Tax credits	(3,756)	(3,145)	(2,801)
Federal (benefit) deficiency of vesting and exercise of share-based awards	(2,425)	(436)	875
Deferred tax remeasurements	(1,355)	—	—
Effect of rates other than statutory	71	(4)	(197)
Non-deductible and non-taxable items, net	70	808	1,351
Change in valuation allowance	(12)	1	722
Non-deductible goodwill impairment	—	10,411	—
Tax Reform and related effects	—	(2,631)	1,093
Other items, net	(2,248)	(725)	(1,472)
Provision for income taxes	$4,202	$24,880	$21,321

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Insurance and other reserves	$19,407	$23,513
Leases	15,718	16,119
CARES Act tax deferral	4,791	9,588
Stock-based compensation	2,303	3,198
Allowance for doubtful accounts and reserves	1,356	1,615
Net operating loss carryforwards	9,183	1,401
Other	6,233	3,238
Total deferred tax assets	58,991	58,672
Valuation allowance	(1,131)	(1,139)
Deferred tax assets, net of valuation allowance	$57,860	$57,533
Deferred tax liabilities:
Property and equipment	$63,310	$57,287
Goodwill and intangibles	33,221	30,395
Leases	15,822	16,310
Other	1,181	1,191
Deferred tax liabilities	$113,534	$105,183

Net deferred tax liabilities	$55,674	$47,650

The valuation allowance above reduces the deferred tax asset balances to the amount that we have determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial foreign net operating loss carryforwards and immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2023.

Uncertain Tax Positions

As of January 29, 2022 and January 30, 2021, we had total unrecognized tax benefits of $11.9 million and $5.9 million, respectively, resulting from uncertain tax positions. Our effective tax rate will be reduced by $10.5 million during future periods if it is determined these unrecognized tax benefits are realizable. We had approximately $2.3 million and $1.9 million accrued for the payment of interest and penalties as of January 29, 2022 and January 30, 2021, respectively. Interest expense related to unrecognized tax benefits for the Company was not material during fiscal 2022, fiscal 2021, and fiscal 2020.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Balance at beginning of year	$5,940	$4,742	$3,786
Additions based on tax positions related to the fiscal year	1,377	1,075	696
Additions based on tax positions related to prior years	4,612	530	358
Reductions related to the expiration of statutes of limitation	—	(407)	(98)
Balance at end of year	$11,929	$5,940	$4,742

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Gain on sale of fixed assets	$4,203	$10,026	$14,879
Miscellaneous income (expense), net	243	(1,429)	(3,214)
Other income, net	$4,446	$8,597	$11,665

We participate in a vendor payment program sponsored by one of our customers. Eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. We incur a discount fee to the bank on the payments received that is included as an expense component in miscellaneous income (expense), net in the table above.

16. Employee Benefit Plans

We sponsor a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. We contribute 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. Our contributions were $4.4 million, $4.0 million, and $4.1 million related to fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

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

	Company Contributions			Expiration Date of CBA
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Fund	2022	2021	2020
All Plans	$83	$280	$362	Various

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

17. Capital Stock

Repurchases of Common Stock. The company made the following repurchases during fiscal 2022 and fiscal 2021 (all shares repurchased have been canceled).We did not repurchase any of our common stock during fiscal 2020.

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2022	1,231,638	$106,133	$86.17
Fiscal 2021	1,324,381	$100,000	$75.51

On March 3, 2021 the Company announced that its Board of Directors authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. During fiscal 2022 we repurchased 1,231,638 shares of common stock, at an average price of $86.17 for $106.1 million. As of January 29, 2022, $43.9 million remained available for repurchases.

On August 24, 2020 the Company announced that its Board of Directors had authorized a $100.0 million program to repurchase shares of the Company’s outstanding common stock through February 2022 in open market or private transactions. During the fourth quarter of fiscal 2021, we repurchased 1,324,381 shares of our common stock, at an average price of $75.51, for $100.0 million.

Restricted Stock Tax Withholdings. During fiscal 2022, fiscal 2021, and fiscal 2020, we withheld 78,264 shares, 19,081 shares, and 36,426 shares, respectively, totaling $6.6 million, $0.7 million, and $1.7 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During fiscal 2022, $96.8 million was charged to retained earnings related to shares canceled during the fiscal year.

18. Stock-Based Awards

We have outstanding stock-based awards under our 2003 Long-Term Incentive Plan, 2007 Non-Employee Directors Equity Plan, 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan. As of January 29, 2022, the total number of shares available for grant under the Plans was 639,569.

Stock-based compensation expense and the related tax benefit recognized during fiscal 2022, fiscal 2021, and fiscal 2020 were as follows (dollars in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Stock-based compensation	$9,866	$12,771	$10,034
Income tax effect of stock-based compensation	$2,435	$3,141	$2,482

In addition, we realized approximately $2.9 million of net excess tax benefits during fiscal 2022, and $0.5 million of net excess tax benefits during fiscal 2021. We realized $1.0 million of net tax deficiencies in fiscal 2020, related to the vesting and exercise of share-based awards.

As of January 29, 2022, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.0 million, $13.6 million, and $8.3 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.4, and 2.1, respectively, based on the average remaining service periods for the awards. As of January 29, 2022, we may recognize an additional $7.3 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2022, fiscal 2021, and fiscal 2020, and the significant valuation assumptions:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 25, 2020
Weighted average fair value of RSUs granted	$82.25	$27.75	$48.37
Weighted average fair value of Performance RSUs granted	$84.73	$25.15	$45.94
Weighted average fair value of stock options granted	$52.33	$14.63	$24.72
Stock option assumptions:
Risk-free interest rate	1.6%	0.7%	2.3%
Expected life (in years)	9.3	9.4	8.4
Expected volatility	53.4%	51.3%	45.3%
Expected dividends	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2022:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 30, 2021	344,963	$49.66
Granted	29,738	$85.02
Options exercised	(42,580)	$53.10
Canceled	—	$—
Outstanding as of January 29, 2022	332,121	$52.39	5.4	$11,321

Exercisable options as of January 29, 2022	230,762	$53.28	4.2	$7,744

The total amount of exercisable options as of January 29, 2022 presented above reflects the approximate amount of options expected to vest. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $84.53 on the last trading day of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2022. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $1.9 million, $8.1 million, and $1.8 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. We received cash from the exercise of stock options of $2.3 million, $5.7 million, and $0.5 million during fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2022:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 30, 2021	648,361	$33.29	425,344	$54.03
Granted	77,109	$82.25	273,858	$84.73
Share units vested	(190,254)	$39.01	(70,890)	$57.59
Forfeited or canceled	(10,961)	$35.26	(172,512)	$62.07
Outstanding as of January 29, 2022	524,255	$38.49	455,800	$68.88

The total number of granted Performance RSUs presented above consists of 188,883 target shares and 84,975 supplemental shares. During fiscal 2022, we canceled 88,057 target shares and 74,024 supplemental shares of Performance RSUs, as a result of performance criteria for attaining those shares being partially met for the applicable performance periods. Approximately 163,831 target shares and 79,093 supplemental shares outstanding as of January 29, 2022 will be canceled during the three months ending April 30, 2022 as a result of the fiscal 2022 performance period criteria being partially met. The total amount of Performance RSUs outstanding as of January 29, 2022 consists of 303,555 target shares and 152,245 supplemental shares.

The total fair value of restricted share units vested during fiscal 2022, fiscal 2021, and fiscal 2020 was $22.4 million, $3.1 million, and $6.7 million, respectively.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 66.2%, 74.1%, and 78.4%, of our total contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2022, fiscal 2021, and fiscal 2020, as well as total contract revenues from all other customers combined, were as follows:

	Fiscal Year Ended
	January 29, 2022		January 30, 2021		January 25, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$735.2	23.5%	$533.7	16.7%	$687.9	20.6%
Comcast Corporation	473.8	15.1%	533.9	16.7%	503.2	15.1%
Lumen Technologies (1)	373.0	11.9%	542.0	16.9%	547.8	16.4%
Verizon Communications Inc.	352.6	11.3%	601.6	18.8%	728.2	21.8%
Total other customers combined	1,195.9	38.2%	988.0	30.9%	872.6	26.1%
Total contract revenues	$3,130.5	100.0%	$3,199.2	100.0%	$3,339.7	100.0%
(1) Formerly known as CenturyLink, Inc.

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during fiscal 2022, fiscal 2021, and fiscal 2020, were as follows (dollars in millions):

	Fiscal Year Ended
	January 29, 2022		January 30, 2021		January 25, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$2,777.6	88.7%	$2,851.6	89.1%	$3,031.9	90.8%
Underground facility locating	255.4	8.2%	229.6	7.2%	204.5	6.1%
Electrical and gas utilities and other	97.5	3.1%	118.0	3.7%	103.3	3.1%
Total contract revenues	$3,130.5	100.0%	$3,199.2	100.0%	$3,339.7	100.0%

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 29, 2022 and January 30, 2021, we had $296.4 million and $208.7 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program, we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 29, 2022 and January 30, 2021, we had $20.3 million and $20.9 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As January 29, 2022 and January 30, 2021, we had $46.3 and $52.2 of outstanding standby letters of credit issued under our credit agreement, respectively.

Deferral of Employer Payroll Taxes. During 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provided for various tax relief and tax incentive measures. These measures did not have a material impact on our results of operations. However, pursuant to the CARES Act, we deferred the payment of $37.4 million of employer payroll taxes during the year ended December 31, 2020, $18.7 million of which was paid by December 31, 2021 and the remainder is due by December 31, 2022.

21. Subsequent Event

On March 2, 2022 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. The new authorization replaces the remaining $43.9 million that was available under the prior authorization. As of March 4, 2022, the full $150.0 million of the new authorization was available for repurchases.

22. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly financial data from fiscal 2022 and fiscal 2021 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. Our fiscal year consists of either 52 weeks or 53 weeks of operations with the additional week of operations occurring in the fourth quarter. Fiscal 2022 consisted of 52 weeks of operation and fiscal 2021 consisted of 53 weeks of operations. The sum of the quarterly results may not equal the reported annual amounts due to rounding (dollars in thousands, except per share amounts).

	Quarter Ended
Fiscal 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$727,497	$787,568	$853,973	$761,481
Costs of earned revenues, excluding depreciation and amortization	$620,011	$651,367	$705,865	$656,634
Gross profit	$107,486	$136,201	$148,108	$104,847
Net income	$898	$18,165	$28,717	$794
Earnings per common share - Basic	$0.03	$0.60	$0.95	$0.03
Earnings per common share - Diluted	$0.03	$0.59	$0.94	$0.03

	Quarter Ended
Fiscal 2021	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$814,322	$823,921	$810,256	$750,665
Costs of earned revenues, excluding depreciation and amortization	$680,206	$657,953	$658,355	$645,476
Gross profit	$134,116	$165,968	$151,901	$105,189
Net income (loss)	$(32,418)	$37,024	$33,926	$(4,195)
Earnings (loss) per common share - Basic	$(1.03)	$1.17	$1.06	$(0.13)
Earnings (loss) per common share - Diluted	$(1.03)	$1.15	$1.05	$(0.13)

(1) During the first quarter of fiscal 2021, we recognized a goodwill impairment charge of $53.3 million as the result of an interim impairment analysis.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dycom Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries (the “Company”) as of January 29, 2022 and as of January 30, 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, January 30, 2021, and January 25, 2020 including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, January 30, 2021, and January 25, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - Reporting Units Subject to Quantitative Analysis

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $272.5 million as of January 29, 2022. Management conducts an impairment test as of the first day of the fourth fiscal quarter of each year for each reporting unit, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. In the annual impairment test, management performs a qualitative assessment, and if it is not more likely than not that the fair value exceeds the carrying value of the reporting unit, a quantitative assessment is performed. In the year ended January 29, 2022, qualitative assessments were performed on reporting units that comprise a significant portion of the Company’s consolidated goodwill balance, and quantitative assessments were performed on the remaining reporting units. If management determines the fair value of a reporting unit’s goodwill is less than its carrying value, an impairment loss is recognized. When performing the quantitative analysis, the fair value is determined using a weighing of fair values derived in equal proportions from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Under the income approach, the key valuation assumptions were (a) the discount rate, (b) terminal growth rate, and (c) seven expected years of cash flow before the terminal value based on the Company’s best estimate of the revenue growth rate and projected operating margin. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key market approach valuation assumptions were (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

The principal consideration for our determination that performing procedures relating to the goodwill impairment assessment for reporting units subject to quantitative analysis is a critical audit matter is the significant judgment by management when developing the fair value measurement of each of the reporting units within the quantitative analysis. This in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing our audit procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions related to the discount rate, terminal growth rate, revenue growth rate and projected operating margin used in the discounted cash flow method, and the selection of similar companies and valuation multiples used in the guideline company method. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

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
March 4, 2022

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 29, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 29, 2022, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022.

The effectiveness of the Company’s internal control over financial reporting as of January 29, 2022 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

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

4.1
Indenture, dated as of April 1, 2021, among Dycom Industries, Inc., the subsidiary guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2021).

4.2
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

10.5*
Amendment to the Dycom Industries, Inc. 2012 Long-Term Incentive Plan, as Amended and Restated as of November 21, 2017 (incorporated by reference to Appendix A of the Dycom Industries, Inc.’s Definitive Proxy Statement, filed with the SEC on April 11, 2019).

10.6*
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

10.10*
2007 Non-Employee Directors Equity Plan, amended and restated effective as of September 19, 2011 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on September 23, 2011).

10.11*
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

10.13*	2017 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 12, 2017).

10.14*
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2017 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Transition Report on Form 10-K filed with the SEC on March 2, 2018).

10.15*	Employment Agreement for Steven E. Nielsen dated as of May 21, 2020 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 21, 2020).
10.16*	Employment Agreement for Timothy R. Estes dated as of October 25, 2017 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2017).
10.17*	Employment Agreement for Daniel S. Peyovich dated as of January 6, 2021 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.18*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.19*	Employment Agreement for Scott P. Horton dated as of September 4, 2018. (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on March 4, 2019).
10.20*	Employment Agreement for Ryan F. Urness dated as of October 31, 2018 (incorporated by reference to Dycom Industries, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2019).
10.21*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).
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

10.29(a)
First Amendment to Amended and Restated Credit Agreement and First Amendment to Amended and Restated Pledge Agreement, dated as of April 1, 2021, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and other parties named therein (incorporated by reference to Dycom Industries, Inc.'s Current Report on Form 8-K filed with the SEC on April 2, 2021).

21.1 +	Principal subsidiaries of Dycom Industries, Inc.

23.1 +	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.
104 +	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 4, 2022	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	March 4, 2022
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	March 4, 2022
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Sharon R. Villaverde	Vice President and Chief Accounting Officer	March 4, 2022
Sharon R. Villaverde	(Principal Accounting Officer)

/s/ Dwight B. Duke	Director	March 4, 2022
Dwight B. Duke

/s/ Jennifer M. Fritzsche	Director	March 4, 2022
Jennifer M. Fritzsche

/s/ Eitan Gertel	Director	March 4, 2022
Eitan Gertel

/s/ Peter T. Pruitt, Jr.	Director	March 4, 2022
Peter T. Pruitt, Jr.

/s/ Stephen C. Robinson	Director	March 4, 2022
Stephen C. Robinson

/s/ Richard K. Sykes	Director	March 4, 2022
Richard K. Sykes

/s/ Laurie J. Thomsen	Director	March 4, 2022
Laurie J. Thomsen