Form 10-Q
period 2022-04-30
DYCOM INDUSTRIES INC
filed 2022-05-26
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022

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

There were 29,551,971 shares of common stock with a par value of $0.33 1/3 outstanding at May 24, 2022.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	April 30, 2022	January 29, 2022
ASSETS
Current assets:
Cash and equivalents	$185,568	$310,757
Accounts receivable, net (Note 5)	994,951	895,898
Contract assets	33,646	24,539
Inventories	94,067	81,291
Income tax receivable	14,537	12,729
Other current assets	47,182	30,876
Total current assets	1,369,951	1,356,090

Property and equipment, net	299,005	294,798
Operating lease right-of-use assets	62,127	61,101
Goodwill	272,485	272,485
Intangible assets, net	97,902	101,832
Other assets	30,642	31,918
Total assets	$2,132,112	$2,118,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,447	$155,896
Current portion of debt	17,500	17,500
Contract liabilities	16,024	18,512
Accrued insurance claims	38,967	36,805
Operating lease liabilities	24,536	24,641
Income taxes payable	—	233
Other accrued liabilities	122,207	128,209
Total current liabilities	395,681	381,796

Long-term debt	819,311	823,251
Accrued insurance claims - non-current	48,559	48,238
Operating lease liabilities - non-current	37,486	36,519
Deferred tax liabilities, net - non-current	57,794	55,674
Other liabilities	14,943	14,202
Total liabilities	1,373,774	1,359,680

COMMITMENTS AND CONTINGENCIES (Note 19)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,543,766 and 29,612,867 issued and outstanding, respectively	9,848	9,871
Additional paid-in capital	3,128	2,028
Accumulated other comprehensive loss	(1,769)	(1,769)
Retained earnings	747,131	748,414
Total stockholders’ equity	758,338	758,544
Total liabilities and stockholders’ equity	$2,132,112	$2,118,224

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 30, 2022	May 1, 2021

Contract revenues	$876,300	$727,497

Costs of earned revenues, excluding depreciation and amortization	745,730	620,011
General and administrative	69,380	67,011
Depreciation and amortization	36,637	39,079
Total	851,747	726,101

Interest expense, net	(9,118)	(5,877)
Loss on debt extinguishment	—	(62)
Other income, net	4,795	2,717
Income (loss) before income taxes	20,230	(1,826)

Provision for income taxes:
Provision (benefit) for income taxes	694	(2,724)

Net income	$19,536	$898

Earnings per common share:
Basic earnings per common share	$0.66	$0.03

Diluted earnings per common share	$0.65	$0.03

Shares used in computing earnings per common share:
Basic	29,638,833	30,675,625

Diluted	30,119,561	31,299,469

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Net income	$19,536	$898
Foreign currency translation gains, net of tax	—	2
Comprehensive income	$19,536	$900

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 29, 2022	29,612,867	$9,871	$2,028	$(1,769)	$748,414	$758,544
Stock options exercised	15,363	5	1,197	—	—	1,202
Stock-based compensation	573	—	3,128	—	—	3,128
Issuance of restricted stock, net of tax withholdings	114,963	38	(3,224)	—	(2,346)	(5,532)
Repurchase of common stock	(200,000)	(66)	—	—	(18,473)	(18,539)
Net income	—	—	—	—	19,536	19,536
Balances as of April 30, 2022	29,543,766	$9,848	$3,128	$(1,769)	$747,131	$758,338

	For the Three Months Ended
	May 1, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 30, 2021	30,615,167	$10,205	$2,284	$(1,769)	$800,588	$811,308
Stock options exercised	11,169	4	362	—	—	366
Stock-based compensation	704	—	3,740	—	—	3,740
Issuance of restricted stock, net of tax withholdings	151,114	50	(2,579)	—	(3,832)	(6,361)
Other comprehensive income	—	—	—	2	—	2
Net income	—	—	—	—	898	898
Balances as of May 1, 2021	30,778,154	$10,259	$3,807	$(1,767)	$797,654	$809,953

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$19,536	$898
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	36,637	39,079
Non-cash lease expense	7,878	7,866
Deferred income tax provision	2,119	3,799
Stock-based compensation	3,128	3,740
Amortization of debt discount	—	663
Provision for bad debt, net	32	2,823
Gain on sale of fixed assets	(5,389)	(2,852)
Loss on debt extinguishment	—	62
Amortization of debt issuance costs and other	745	636
Change in operating assets and liabilities:
Accounts receivable, net	(99,085)	(12,246)
Contract assets, net	(11,595)	24,629
Other current assets and inventories	(28,901)	(19,067)
Other assets	818	2,222
Income taxes receivable/payable	(2,041)	(7,306)
Accounts payable	21,612	7,699
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(10,409)	(11,134)
Net cash (used in) provided by operating activities	(64,915)	41,511

Cash flows from investing activities:
Capital expenditures	(38,405)	(31,629)
Proceeds from sale of assets	5,375	3,044
Net cash used in investing activities	(33,030)	(28,585)

Cash flows from financing activities:
Proceeds from 2029 Notes	—	500,000
Proceeds from borrowings on senior credit agreement, including term loan	—	95,000
Principal payments on senior credit agreement, including term loan	(4,375)	(271,875)
Debt issuance costs	—	(11,211)
Repurchase of common stock	(18,539)	—
Exercise of stock options	1,202	366
Restricted stock tax withholdings	(5,532)	(6,361)
Net cash (used in) provided by financing activities	(27,244)	305,919
Net (decrease) increase in cash, cash equivalents and restricted cash	(125,189)	318,845

Cash, cash equivalents and restricted cash at beginning of period (Note 7)	312,561	13,574

Cash, cash equivalents and restricted cash at end of period (Note 7)	$187,372	$332,419

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$13,640	$2,592
Cash (refunded) paid for taxes, net	$(26)	$430
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$5,341	$9,149
Debt financing costs included in other accrued liabilities at period end	$—	$427

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

The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2022 and fiscal 2023 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 31, 2026.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2022, filed with the SEC on March 4, 2022. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

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

The economy of the United States continues to be severely impacted by a pandemic caused by a novel strain of coronavirus, including variants of the coronavirus, such as the Delta and Omicron variants (“COVID-19”) and the response to it. Measures mandated by governmental agencies have included vaccination and masking requirements, travel and large gathering restrictions, social distancing requirements, quarantines, and shelter in place orders. Even as efforts to contain the pandemic have made progress and some restrictions have been relaxed, new variants of COVID-19 have resulted in, and may continue to result in, additional outbreaks. As a result, certain business-related activities have been curtailed or modified. During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted by governmental mandates. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it impacts our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the full extent of the impact of the COVID-19 pandemic on the Company's operating results, cash flow and financial condition will be determined by factors which are uncertain, unpredictable and outside of our control, including the duration and severity of the pandemic, including any new variants, any worsening of the pandemic, the vaccination rates in the areas we operate and among our employees and subcontractors, the nature and duration of the containment and mitigation actions taken by federal, state and local governments and protocols and contractual requirements implemented by our customers, and the resulting impact on the demand for our services from our customers. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

2. Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for fiscal 2022.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2022. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2022. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the condensed consolidated financial statements of the Company.

Accounting Standards Not Yet Adopted

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Net income available to common stockholders (numerator)	$19,536	$898

Weighted-average number of common shares (denominator)	29,638,833	30,675,625

Basic earnings per common share	$0.66	$0.03

Weighted-average number of common shares	29,638,833	30,675,625
Potential shares of common stock arising from stock options, and unvested restricted share units	480,728	623,844
Total shares-diluted (denominator)	30,119,561	31,299,469

Diluted earnings per common share	$0.65	$0.03

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	115,823	66,264
0.75% convertible senior notes due 2021(1) (2)	—	601,349
Warrants(1) (2)	—	601,349
Total	115,823	1,268,962

(1) The Company used the treasury stock method for calculating any potential dilutive impact on earnings per common share if our average stock price for the period exceeded the $96.89 per share conversion price. There was no dilutive impact on earnings per common share during any of the periods presented as our average stock price did not exceed the per share conversion price and the 2021 Convertible Notes (as defined in Note 13) matured on September 15, 2021. The warrants associated with our 2021 Convertible Notes would have had a dilutive impact on earnings per common share if our average stock price for the period had exceeded the $130.43 per share warrant strike price. As our average stock price did not exceed the strike price for the warrants for any periods presented, the underlying common shares were anti-dilutive as reflected in the table above. The warrants were scheduled to expire on a series of dates concluding on May 9, 2022. During the fourth quarter of fiscal 2022, we purchased the remaining warrants for $0.7 million and there are no additional warrants outstanding.

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

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	April 30, 2022	January 29, 2022
Trade accounts receivable	$366,587	$330,811
Unbilled accounts receivable	607,960	545,493
Retainage	21,165	20,318
Total	995,712	896,622
Less: allowance for doubtful accounts	(761)	(724)
Accounts receivable, net	$994,951	$895,898

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Allowance for doubtful accounts at beginning of period	$724	$1,676
Provision for bad debt	32	2,823
Amounts recovered (charged) against the allowance	5	(262)
Allowance for doubtful accounts at end of period	$761	$4,237

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	April 30, 2022	January 29, 2022
Contract assets	$33,646	$24,539
Contract liabilities	16,024	18,512
Contract assets, net	$17,622	$6,027

During the three months ended April 30, 2022, we performed services and recognized $7.7 million of contract revenues related to contract liabilities that existed at January 29, 2022. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of April 30, 2022 or January 29, 2022 were as follows (dollars in millions):

	April 30, 2022		January 29, 2022
	Amount	% of Total	Amount	% of Total
Lumen Technologies	$193.0	19.1%	$166.0	18.4%
Verizon Communications Inc.	$148.2	14.7%	$144.3	16.0%
AT&T Inc.	$140.0	13.8%	$106.0	11.7%
Comcast Corporation	$125.7	12.4%	$113.5	12.6%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of April 30, 2022 or January 29, 2022.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	April 30, 2022	January 29, 2022
Prepaid expenses	$30,252	$14,640
Deposits and other current assets	15,352	14,083
Insurance recoveries/receivables for accrued insurance claims	—	756
Restricted cash	1,372	1,372
Receivables on equipment sales	206	25
Other current assets	$47,182	$30,876

Other assets consisted of the following (dollars in thousands):

	April 30, 2022	January 29, 2022
Long-term contract assets	$12,524	$14,056
Deferred financing costs	4,524	4,834
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	3,541	3,687
Other non-current deposits and assets	9,621	8,909
Other assets	$30,642	$31,918

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	April 30, 2022	January 29, 2022
Cash and cash equivalents	$185,568	$310,757
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$187,372	$312,561

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	April 30, 2022	January 29, 2022
Land	—	$4,127	$4,127
Buildings	10-35	10,695	10,649
Leasehold improvements	1-10	17,906	17,706
Vehicles	1-5	726,433	714,515
Computer hardware and software	1-7	157,714	153,072
Office furniture and equipment	1-10	12,758	12,939
Equipment and machinery	1-10	332,964	329,145
Total		1,262,597	1,242,153
Less: accumulated depreciation		(963,592)	(947,355)
Property and equipment, net		$299,005	$294,798

Depreciation expense was $32.7 million and $34.4 million for the three months ended April 30, 2022 and May 1, 2021, respectively.

9. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill during the three months ended April 30, 2022. The goodwill balance consisted of the following (dollars in thousands):

	April 30, 2022	January 29, 2022
Goodwill, gross	$521,516	$521,516
Accumulated impairment losses	(249,031)	(249,031)
Total	$272,485	$272,485

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

The Company performs its annual impairment assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2022 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of April 30, 2022, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	April 30, 2022				January 29, 2022
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	8.2	$312,017	$219,697	$92,320	$312,017	$215,806	$96,211
Trade names, finite	8.3	9,250	8,368	882	9,250	8,329	921
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
		$325,967	$228,065	$97,902	$325,967	$224,135	$101,832

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $3.9 million and $4.7 million for the three months ended April 30, 2022 and May 1, 2021, respectively.

As of April 30, 2022, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

For fiscal 2022, with regard to workers’ compensation losses, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds. With regard to automobile liability and general liability losses for fiscal 2022, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for automobile and general liability for the next $5.0 million on a per-occurrence basis with aggregate loss limits of $11.5 million within this layer of retention. In addition, we retained $10.0 million risk of loss on a per occurrence basis for losses above $30.0 million.

For fiscal 2023, with regard to workers’ compensation losses, our retention of risk remains the same as fiscal 2022. With regard to automobile liability and general liability losses our retention of risk remains the same as fiscal 2022, with the exception that we retained an additional $5.0 million risk of loss on a per occurrence basis for losses above $10.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For the calendar year 2022, we retain the risk of loss on an annual basis, up to the first $600,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	April 30, 2022	January 29, 2022
Accrued insurance claims - current	$38,967	$36,805
Accrued insurance claims - non-current	48,559	48,238
Accrued insurance claims	$87,526	$85,043

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$756
Non-current (included in Other assets)	3,541	3,687
Insurance recoveries/receivables	$3,541	$4,443

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the three months ended April 30, 2022, total insurance recoveries/receivables decreased approximately $0.9 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claims decreased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 9 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three months ended April 30, 2022 and May 1, 2021 (dollars in thousands):

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Lease cost under long-term operating leases	$8,466	$8,630
Lease cost under short-term operating leases	6,255	5,191
Variable lease cost under short-term and long-term operating leases(1)	1,021	1,245
Total lease cost	$15,742	$15,066

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $62.0 million as of April 30, 2022 and $61.2 million as of January 29, 2022. Supplemental balance sheet information related to these liabilities is as follows:

	April 30, 2022	January 29, 2022
Weighted average remaining lease term	3.1 years	3.1 years
Weighted average discount rate	3.6%	3.8%

Supplemental cash flow information related to our long-term operating lease liabilities as of April 30, 2022 and May 1, 2021 is as follows (dollars in thousands):

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities	$9,489	$10,650
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,901	$11,710

As of April 30, 2022, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2023	$20,757
2024	20,864
2025	13,354
2026	6,642
2027	3,427
Thereafter	1,632
Total lease payments	66,676
Less: imputed interest	(4,654)
Total	$62,022

As of April 30, 2022, the Company had additional operating leases with total leases costs of $1.0 million, which will commence during the second quarter of fiscal 2023.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	April 30, 2022	January 29, 2022
Accrued payroll and related taxes	$52,256	$47,303
Accrued employee benefit and incentive plan costs	13,535	26,942
Accrued construction costs	36,631	28,254
Other current liabilities	19,785	25,710
Other accrued liabilities	$122,207	$128,209

13. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	April 30, 2022	January 29, 2022
Credit agreement - Revolving facility (matures April 2026)	$—	$—
Credit agreement - Term loan facility, net (matures April 2026)	343,233	347,438
4.50% senior notes, net (mature April 2029)	493,578	493,313
	836,811	840,751
Less: current portion	(17,500)	(17,500)
Long-term debt	$819,311	$823,251

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

The following table summarizes the net carrying value of the term loan as of April 30, 2022 and January 29, 2022 (dollars in thousands):

	April 30, 2022	January 29, 2022
Principal amount of term loan	$345,625	$350,000
Less: Debt issuance costs	(2,392)	(2,562)
Net carrying amount of term loan	$343,233	$347,438

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $350.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by 100% of the equity interests of our direct and indirect domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting interests of our first-tier foreign subsidiaries (subject to customary exceptions).

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

Standby letters of credit of approximately $47.5 million and $46.3 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of April 30, 2022 and January 29, 2022, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of April 30, 2022 and January 29, 2022 were as follows:

	Weighted Average Rate End of Period
	April 30, 2022	January 29, 2022
Borrowings - Term loan facility	2.30%	1.86%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.63%
Unused Revolver Commitment	0.35%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of April 30, 2022 and January 29, 2022.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 30, 2022 and January 29, 2022, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $284.3 million and $326.3 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of April 30, 2022 and January 29, 2022 (dollars in thousands):

	April 30, 2022	January 29, 2022
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(6,422)	(6,687)
Net carrying amount of 2029 Notes	$493,578	$493,313

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $91.25 and $97.50 as of April 30, 2022 and January 29, 2022, respectively (dollars in thousands):

	April 30, 2022	January 29, 2022
Fair value of principal amount of 2029 Notes	$456,250	$487,500
Less: Debt issuance costs	(6,422)	(6,687)
Fair value of 2029 Notes	$449,828	$480,813

0.75% Convertible Senior Notes Due 2021

On September 15, 2015, we issued 0.75% convertible senior notes in a private placement in the principal amount of $485.0 million (the “2021 Convertible Notes”). The 2021 Convertible Notes, governed by the terms of an indenture between the Company and a bank trustee, were unsecured obligations and did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company. The 2021 Convertible Notes bore interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and matured on September 15, 2021. On the maturity date the outstanding balance of $58.3 million under the 2021 Convertible Notes was repaid in full and no 2021 Convertible Notes were converted prior to maturity.

In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. We also entered into separately negotiated warrant transactions with the same counterparties whereby we sold warrants to purchase shares of our common stock at a price of $130.43 per share. The convertible note hedge transactions expired in September 2021. In addition, we unwound the remaining warrants during the fourth quarter of fiscal 2022 and, as a result, there are no additional warrants outstanding. For further information, see Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2022.

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

Our effective income tax rate was 3.4% and 149.1% for the three months ended April 30, 2022 and May 1, 2021, respectively. The effective tax rate differs from the statutory rate primarily due to tax credits recognized, the impact of the vesting and exercise of share-based awards, and the difference in income tax rates from state to state where work was performed. During the three months ended April 30, 2022 and May 1, 2021, the Company realized approximately $2.5 million and $2.6 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. Additionally, the three months ended April 30, 2022 includes approximately $1.7 million of incremental tax benefit for tax credits related to a tax filing for a prior year. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits, tax law changes, and variances in non-deductible and non-taxable items.
During the first quarter of fiscal 2023, we were notified by the Internal Revenue Service that our federal income tax return for fiscal 2016 was selected for examination due to the net operating loss carryback claim filed in fiscal 2021. In addition, fiscal year 2020 was selected for examination in the second quarter of fiscal 2022. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Gain on sale of fixed assets	$5,389	$2,852
Discount fee expense	(1,101)	(489)
Miscellaneous income, net	507	354
Other income, net	$4,795	$2,717

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

16. Capital Stock

Repurchases of Common Stock. On March 2, 2022 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. The new authorization replaces the remaining $43.9 million that was available under the prior authorization. During the first quarter of fiscal 2023, we repurchased 200,000 shares of common stock, at an average price of $92.70, for $18.5 million. As of April 30, 2022, $131.5 million of the authorization was available for repurchases.

Restricted Stock Tax Withholdings. During the three months ended April 30, 2022 and May 1, 2021 the Company withheld 56,839 shares and 74,835 shares, respectively, totaling $5.5 million and $6.4 million, respectively, to meet payroll tax withholdings obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce the Company’s total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the three months ended April 30, 2022, $20.8 million was charged to retained earnings related to shares canceled during the period.

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

Stock-based compensation expense and the related tax benefit recognized during the three months ended April 30, 2022 and May 1, 2021 were as follows (dollars in thousands):

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Stock-based compensation	$3,128	$3,740
Income tax effect of stock-based compensation	$775	$919

During the three months ended April 30, 2022 and May 1, 2021 the Company realized approximately $2.5 million and $2.6 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of April 30, 2022, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $3.7 million, $21.5 million, and $9.2 million, respectively. This expense will be recognized over a weighted-average number of years of 3.2, 3.0, and 2.1, respectively, based on the average remaining service periods for the awards. We may recognize an additional $24.3 million in compensation expense in future periods after April 30, 2022 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended April 30, 2022:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 29, 2022	332,121	$52.39
Granted	33,015	$97.49
Options exercised	(15,363)	$78.22
Outstanding as of April 30, 2022	349,773	$55.51

Exercisable options as of April 30, 2022	252,983	$51.60

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended April 30, 2022:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 29, 2022	524,255	$38.49	455,800	$68.88
Granted	105,756	$97.42	202,212	$97.49
Share units vested	(165,892)	$37.42	(6,483)	$25.15
Forfeited or canceled	(11,220)	$46.34	(260,501)	$59.99
Outstanding as of April 30, 2022	452,899	$52.45	391,028	$90.32

The total number of granted Performance RSUs presented above consists of 137,605 target shares and 64,607 supplemental shares. The total number of Performance RSUs outstanding as of April 30, 2022 consists of 264,674 target shares and 126,354 supplemental shares. With respect to the Company’s Performance Year ended January 29, 2022, the Company canceled 164,066 target shares and 85,576 supplemental shares during the three months ended April 30, 2022, as a result of the performance period criteria not being met.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 67.3% and 68.2% of total contract revenues during the three months ended April 30, 2022 and May 1, 2021, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended April 30, 2022 or May 1, 2021, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended
	April 30, 2022		May 1, 2021
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$237.4	27.1%	$155.6	21.4%
Comcast Corporation	111.3	12.7	131.1	18.0
Lumen Technologies	102.8	11.7	85.8	11.8
Verizon Communications Inc.	81.0	9.2	91.5	12.6
Total other customers combined	343.8	39.3	263.5	36.2
Total contract revenues	$876.3	100.0%	$727.5	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three months ended April 30, 2022 and May 1, 2021 were as follows (dollars in millions):

	For the Three Months Ended
	April 30, 2022		May 1, 2021
	Amount	% of Total	Amount	% of Total
Telecommunications	$778.9	88.9%	$639.7	87.9%
Underground facility locating	70.9	8.1	65.0	8.9
Electrical and gas utilities and other	26.5	3.0	22.8	3.2
Total contract revenues	$876.3	100.0%	$727.5	100.0%

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 30, 2022 and January 29, 2022, we had $289.7 million and $296.4 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 30, 2022 and January 29, 2022, we had $20.3 million of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our Credit Agreement that collateralize our obligations to our insurance carriers. As of April 30, 2022 and January 29, 2022, we had $47.5 million and $46.3 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

Deferral of Employer Payroll Taxes. During 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provided for various tax relief and tax incentive measures. These measures did not have a material impact on our results of operations. However, pursuant to the CARES Act, we deferred the payment of $37.4 million of employer payroll taxes during the year ended December 31, 2020, 50% of which was paid by December 31, 2021 and the remainder is due by December 31, 2022.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to: the duration and severity of a pandemic caused by COVID-19 and its ultimate impact across our business, future economic conditions and trends in the industries we serve including the potential impacts of an inflationary economic environment, customer capital budgets and spending priorities, the availability and cost of materials, equipment and labor necessary to perform our work, the effect of changes in tax law, projections of revenues, income or loss, or capital expenditures, our plans for future operations, growth and services, including contract backlog, our plans for future acquisitions, dispositions, or financial needs, expected benefits and synergies of businesses acquired and future opportunities for the combined businesses, anticipated outcomes of contingent events, including litigation, availability of capital, restrictions imposed by our Credit Agreement and our 2029 Notes, use of our cash flow to service our debt, potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters, potential exposure to environmental liabilities, determinations as to whether the carrying value of our assets is impaired, assumptions relating to any of the foregoing, and the other risks and uncertainties discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2022 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for fiscal 2022. Our Annual Report on Form 10-K for fiscal 2022 was filed with the SEC on March 4, 2022, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

Significant demand for broadband is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have stated their belief that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. We believe this view is increasing the appetite for fiber deployments and that the industry effort to deploy high capacity fiber networks continues to meaningfully broaden the set of opportunities for our industry. Increasing access to high-capacity telecommunications continues to be crucial to society, especially in rural America. The Infrastructure Investment and Jobs Act (“Infrastructure Act”) includes over $40 billion for the construction of rural communications networks in unserved and underserved areas across the country. This represents an unprecedented level of support. In addition, an increasing number of states are commencing programs that will provide funding for telecommunications networks even prior to the initiation of funding under the Infrastructure Act.

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

Macro-economic effects and supply constraints may influence the near-term execution of some customer plans. Broad increases in demand for fiber optic cable and related equipment may cause delivery volatility in the short to intermediate term. In addition, the market for labor remains tight in many regions around the country. It remains to be seen how long this condition persists. Furthermore, the automotive and equipment supply chain remains challenged, particularly for the large truck chassis required for specialty equipment. Prices for capital equipment are increasing. As we contend with these factors, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

Telephone companies are deploying fiber-to-the-home to enable gigabit high-speed connections. Increasingly, rural electric utilities are doing the same. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Wireless construction activity in support of newly available spectrum bands is expected to increase this year. Federal and state support for rural deployments of communications networks is dramatically increasing in scale and duration. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Deployments to expand capacity as well as new build opportunities are underway. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business.

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

During the COVID-19 pandemic, our services have generally been considered essential in nature and have not been materially interrupted by governmental mandates. As the situation continues to evolve, we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, our customers, subcontractors, suppliers, vendors and employees, in addition to how the COVID-19 pandemic impacts our ability to provide services to our customers. We believe the full extent of the impact of the COVID-19 pandemic on our operating results, cash flows and financial condition will be determined by factors which are uncertain, unpredictable and outside of our control. These factors include the duration and severity of the pandemic, including any new variants, any worsening of the pandemic, the vaccination rates in the areas we operate and among our employees and subcontractors, the nature and duration of containment and mitigation actions taken by federal, state and local governments, and the protocols and contractual requirements implemented by our customers, and the resulting impact on the demand for our services from our customers. The situation surrounding COVID-19 remains fluid, and if disruptions do arise, they could materially adversely impact our business.

In addition, the ability of our employees and our suppliers’ and customers’ employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing to continue investments in the services we provide. Furthermore, the COVID-19 pandemic has caused delays, and increases the risk of further delays, in our provision of construction services due to delays in our ability to obtain permits from government agencies or as a result of constraints to the availability of labor, supplies, and equipment. For further discussion of this matter, refer to Part I. Item 1A of our Annual Report on Form 10-K for fiscal 2022.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during the three months ended April 30, 2022 and May 1, 2021 accounting for approximately 67.3% and 68.2%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three months ended April 30, 2022 or May 1, 2021:

	For the Three Months Ended
	April 30, 2022	May 1, 2021
AT&T Inc.	27.1%	21.4%
Comcast Corporation	12.7%	18.0%
Lumen Technologies	11.7%	11.8%
Verizon Communications Inc.	9.2%	12.6%
Frontier Communications Corporation	6.5%	3.5%
Windstream Corporation	2.7%	4.4%

In addition, another customer contributed 3.9% and 3.4% to our total contract revenues during the three months ended April 30, 2022 and May 1, 2021, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Multi-year master service agreements	80.0%	76.9%
Other long-term contracts	11.9	15.1
Total long-term contracts	91.9%	92.0%
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2022.

Understanding Our Results of Operations
The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies and Estimates, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2022.

The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2022 and fiscal 2023 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 31, 2026.

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 3% and 5% of contract revenues during the three months ended April 30, 2022 and May 1, 2021, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the three months ended April 30, 2022 and May 1, 2021, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	April 30, 2022		May 1, 2021
Contract revenues	$876.3	100.0%	$727.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	745.7	85.1	620.0	85.2
General and administrative	69.4	7.9	67.0	9.2
Depreciation and amortization	36.6	4.2	39.1	5.4
Total	851.7	97.2	726.1	99.8
Interest expense, net	(9.1)	(1.0)	(5.9)	(0.8)
Loss on debt extinguishment	—	—	(0.1)	—
Other income, net	4.8	0.5	2.7	0.4
Income (loss) before income taxes	20.2	2.3	(1.8)	(0.3)
Provision for income taxes	0.7	0.1	(2.7)	(0.4)
Net income	$19.5	2.2%	$0.9	0.1%

Contract Revenues. Contract revenues were $876.3 million during the three months ended April 30, 2022 compared to $727.5 million during the three months ended May 1, 2021. There were no acquired revenues or significant revenues from storm restoration services during the three months ended April 30, 2022. We earned $3.9 million of contract revenues from storm restoration services during the three months ended May 1, 2021.

Excluding amounts generated from storm restoration services, contract revenues increased by $152.7 million during the three months ended April 30, 2022 compared to the three months ended May 1, 2021. Contract revenues increased by $81.9 million for a large telecommunications customer for fiber deployments and improvements to its network and by $32.0 million for a telecommunications customer for fiber deployments. In addition, contract revenues increased by $17.3 million for a large telecommunications customer for services performed under existing contracts. Contract revenues decreased by $19.4 million from a leading cable multiple system operator for construction and maintenance services and by $10.5 million for a large telecommunications customer. In addition, contract revenues decreased by $5.2 million for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $56.6 million on a combined basis during the three months ended April 30, 2022 compared to the three months ended May 1, 2021.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 88.9%, 8.1%, and 3.0%, respectively, for the three months ended April 30, 2022 compared to 87.9%, 8.9%, and 3.2%, respectively, for the three months ended May 1, 2021.

Costs of Earned Revenues. Costs of earned revenues increased to $745.7 million, or 85.1% of contract revenues, during the three months ended April 30, 2022 compared to $620.0 million, or 85.2% of contract revenues, during the three months ended May 1, 2021. The primary components of the increase were a $99.1 million aggregate increase in direct labor and subcontractor costs, a $11.6 million increase in equipment and fuel costs combined, a $8.4 million increase in direct materials expense, and a $6.6 million increase in other direct costs, including travel cost, permits and other operating expenses.

Costs of earned revenues as a percentage of contract revenues decreased 0.1% during the three months ended April 30, 2022 compared to the three months ended May 1, 2021. Other direct costs decreased 0.6% and direct materials decreased 0.3%, primarily as a result of our mix of work in which we provide materials for our customers during the three months ended April 30, 2022. Equipment and fuel costs combined increased 0.5% as a percentage of contract revenues primarily resulting from an increase in fuel prices. As a percentage of contract revenues, labor and subcontracted labor costs increased 0.2% primarily due to the mix of work performed.

General and Administrative Expenses. General and administrative expenses increased to $69.4 million, or 7.9% of contract revenues, during the three months ended April 30, 2022 compared to $67.0 million, or 9.2% of contract revenues, during the three months ended May 1, 2021. The increase in total general and administrative expenses during the three months ended April 30, 2022 primarily resulted from an increase in performance compensation, payroll, administrative and other costs, partially offset by decreased stock based compensation and lower bad debt expense.

Depreciation and Amortization. Depreciation expense was $32.7 million, or 3.7% of contract revenues, during the three months ended April 30, 2022 compared to $34.4 million, or 4.7% of contract revenues, during the three months ended May 1, 2021. The decrease in depreciation expense during the three months ended April 30, 2022 is primarily due to certain assets becoming fully depreciated or sold and reduced capital expenditures.

Amortization expense was $3.9 million and $4.7 million during the three months ended April 30, 2022 and May 1, 2021, respectively.

Interest Expense, Net. Interest expense, net was $9.1 million and $5.9 million during the three months ended April 30, 2022 and May 1, 2021, respectively. Prior year interest expense included $0.7 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes, which matured on September 15, 2021 (the “2021 Convertible Notes”). Excluding this amortization, interest expense, net increased to $9.1 million during the three months ended April 30, 2022 from $5.2 million during the three months ended May 1, 2021 as a result of higher interest rates on funded debt balances and higher outstanding borrowings during the current period.

Other Income, Net. Other income, net was $4.8 million and $2.7 million during the three months ended April 30, 2022 and May 1, 2021, respectively. Gain on sale of fixed assets was $5.4 million and $2.9 million during the three months ended April 30, 2022 and May 1, 2021, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $1.1 million and $0.5 million of expense during the three months ended April 30, 2022 and May 1, 2021 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended April 30, 2022 and May 1, 2021 (dollars in millions):

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Income tax provision	$0.7	$(2.7)
Effective income tax rate	3.4%	149.1%

Our effective income tax rate was 3.4% and 149.1% for the three months ended April 30, 2022 and May 1, 2021, respectively. The effective tax rate differs from the statutory rate primarily due to tax credits recognized, the impact of the vesting and exercise of share-based awards, and the difference in income tax rates from state to state where work was performed. During the three months ended April 30, 2022 and May 1, 2021, the Company realized approximately $2.5 million and $2.6 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. Additionally, the three months ended April 30, 2022 includes approximately $1.7 million of incremental tax benefit for credits related to a tax filing for a prior period. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits, tax law changes, and variances in non-deductible and non-taxable items.
During the first quarter of fiscal 2023, we were notified by the Internal Revenue Service that our federal income tax return for fiscal 2016 was selected for examination due to the net operating loss carryback claim filed in fiscal 2021. In addition, fiscal year 2020 was selected for examination in the second quarter of fiscal 2022. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

Net Income. Net income was $19.5 million for the three months ended April 30, 2022 compared to $0.9 million for the three months ended May 1, 2021.

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

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Net income	$19,536	$898
Interest expense, net	9,118	5,877
Provision (benefit) for income taxes	694	(2,724)
Depreciation and amortization	36,637	39,079
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	65,985	43,130
Gain on sale of fixed assets	(5,389)	(2,852)
Stock-based compensation expense	3,128	3,740
Loss on debt extinguishment	—	62
Non-GAAP Adjusted EBITDA	$63,724	$44,080
Non-GAAP Adjusted EBITDA % of contract revenues	7.3%	6.1%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $185.6 million as of April 30, 2022 compared to $310.8 million as of January 29, 2022. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $991.8 million as of April 30, 2022 and January 29, 2022.

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

Net Cash Flows. The following table presents our net cash flows for the three months ended April 30, 2022 and May 1, 2021 (dollars in millions):

	For the Three Months Ended
	April 30, 2022	May 1, 2021
Net cash flows:
(Used in) provided by operating activities	$(64.9)	$41.5
Used in investing activities	$(33.0)	$(28.6)
(Used in) provided by financing activities	$(27.2)	$305.9

Cash (Used in) Provided by Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets and provision for bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the three months ended April 30, 2022, net cash used in operating activities was $64.9 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $129.6 million of operating cash flow during the three months ended April 30, 2022. Changes that used operating cash flow during the three months ended April 30, 2022 included an increase in accounts receivable, other current assets and inventories, and contract assets, net of $99.1 million, $28.9 million, and $11.6 million respectively. In addition, changes that used operating cash flow included a decrease in accrued liabilities of $10.4 million and a net increase in income tax receivable of $2.0 million, respectively. Changes that provided operating cash flow during the three months ended April 30, 2022 included an increase in accounts payable of $21.6 million and a decrease in other assets of $0.8 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 105 days as of April 30, 2022 compared to 128 as of May 1, 2021. The decrease in our DSO was primarily a result of a decrease in outstanding balances for a large customer program. This program consists of multiple tasks which will be billed as the tasks are completed.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of April 30, 2022 and January 29, 2022 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of April 30, 2022 or January 29, 2022.

During the three months ended May 1, 2021, net cash generated from operating activities was $41.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $15.2 million of operating cash flow during the three months ended May 1, 2021. Working capital changes that used operating cash flow during the three months ended May 1, 2021 included a decrease in accrued liabilities of $11.1 million primarily resulting from amounts paid for annual incentive compensation during April 2021 and increases in other current assets and inventories, accounts receivable, and income tax receivable of $19.1 million, $12.2 million and $7.3 million, each primarily as a result of the timing of payments. Changes that provided operating cash flow during the three months ended May 1, 2021 included a decrease in contract assets, net of $24.6 million and other assets of $2.2 million and an increase in accounts payable of $7.7 million.

Cash Used in Investing Activities. Net cash used in investing activities was $33.0 million during the three months ended April 30, 2022 compared to $28.6 million during the three months ended May 1, 2021. During the three months ended April 30, 2022 and May 1, 2021, capital expenditures were $38.4 million and $31.6 million, respectively. Capital expenditures increased during the three months ended April 30, 2022, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $5.4 million and $3.0 million during the three months ended April 30, 2022 and May 1, 2021, respectively.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $27.2 million during the three months ended April 30, 2022. In the first quarter of fiscal 2023 we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $92.70 per share, for $18.5 million. We also paid $5.5 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 30, 2022. In addition, we used approximately $4.4 million to repay term loan borrowings under our Credit Agreement. This was partially offset by the exercise of stock options, which provided $1.2 million during the three months ended April 30, 2022.

Net cash provided by financing activities was $305.9 million during the three months ended May 1, 2021. The primary source of cash provided by financing activities during the three months ended May 1, 2021 was the $500.0 million principal amount of 4.50% senior notes due 2029 (the “2029 Notes”) issued in a private placement in April 2021. During the three months ended May 1, 2021 we paid approximately $11.2 million in issuance costs and third party fees and expenses related to our financing transactions. We used $105.0 million to repay outstanding borrowings under the revolving portion of our credit agreement and approximately $71.9 million to repay term loan borrowings. The exercise of stock options provided $0.4 million during the three months ended May 1, 2021 and we paid $6.4 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended May 1, 2021.

Compliance with Credit Agreement. On April 1, 2021, the Company and certain of its subsidiaries amended its credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Agreement”) to among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As part of the amendment, the maturity date of the Credit Agreement was extended to April 1, 2026.

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $350.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by 100% of the equity interests of our direct and indirect domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting interests of our first-tier foreign subsidiaries (subject to customary exceptions).

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

Standby letters of credit of approximately $47.5 million and $46.3 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of April 30, 2022 and January 29, 2022, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of April 30, 2022 and January 29, 2022 were as follows:

	Weighted Average Rate End of Period
	April 30, 2022	January 29, 2022
Borrowings - Term loan facility	2.30%	1.86%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.63%
Unused Revolver Commitment	0.35%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of of April 30, 2022 and January 29, 2022.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 30, 2022 and January 29, 2022, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $284.3 million and $326.3 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of April 30, 2022 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
2029 Notes	$—	$—	$—	$500,000	$500,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facility	17,500	35,000	293,125	—	345,625
Fixed interest payments on long-term debt(1)	22,500	45,000	45,000	45,000	157,500
Obligations under long-term operating leases(2)	26,674	30,374	8,455	1,173	66,676
Obligations under short-term operating leases(3)	1,556	—	—	—	1,556
Employment agreements	23,955	6,693	—	—	30,648
Deferral of tax payments(4)	17,047	—	—	—	17,047
Purchase and other contractual obligations(5)	82,387	5,073	1,444	—	88,904
Total	$191,619	$122,140	$348,024	$546,173	$1,207,956

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of April 30, 2022 consisted of $345.6 million outstanding under our term loan facility.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $1.0 million as of April 30, 2022.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of April 30, 2022.

(4) During 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which provided for various tax relief and tax incentive measures. These measures did not have a material impact on our results of operations. However, pursuant to the CARES Act, we deferred the payment of $37.4 million of employer payroll taxes during the year ended December 31, 2020, 50% of which was paid by December 31, 2021 and the remainder is due by December 31, 2022.

(5) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of April 30, 2022, purchase and other contractual obligations includes approximately $76.9 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of April 30, 2022.

Our condensed consolidated balance sheet as of April 30, 2022 includes a long-term liability of approximately $48.6 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $12.6 million and $11.9 million as of April 30, 2022 and January 29, 2022, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 30, 2022 and January 29, 2022 we had $289.7 million and $296.4 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $132.2 million as of April 30, 2022. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 30, 2022 and January 29, 2022, we had $20.3 million of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million and $46.3 million outstanding standby letters of credit issued under our Credit Agreement as of April 30, 2022 and January 29, 2022, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $5.593 billion and $5.822 billion at April 30, 2022 and January 29, 2022, respectively. We expect to complete 52.9% of the April 30, 2022 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Backlog is not a measure defined by GAAP; however, it is a common measurement used in our industry. Our methodology for determining backlog may not be comparable to the methodologies used by others.

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

Our Credit Agreement permits borrowings at a variable rate of interest. On April 30, 2022, we had variable rate debt outstanding under our Credit Agreement of $345.6 million under our term loan facility. Interest related to these borrowings fluctuates based on LIBOR or the administrative agent’s base rate. The administrative agent's base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.7 million annually.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement.

The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $91.25 and $97.50 as of April 30, 2022 and January 29, 2022, respectively (dollars in thousands):

	April 30, 2022	January 29, 2022
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(6,422)	(6,687)
Net carrying amount of 2029 Notes	$493,578	$493,313

	April 30, 2022	January 29, 2022
Fair value of principal amount of 2029 Notes	$456,250	$487,500
Less: Debt issuance costs	(6,422)	(6,687)
Fair value of 2029 Notes	$449,828	$480,813

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $14.5 million, calculated on a discounted cash flow basis as of April 30, 2022.

On September 15, 2015, we issued 0.75% convertible senior notes in a private placement in the principal amount of $485.0 million (the “2021 Convertible Notes”). The 2021 Convertible Notes, governed by the terms of an indenture between the Company and a bank trustee, were unsecured obligations and did not contain any financial covenants or restrictions on the payments of dividends, the incurrence of indebtedness, or the issuance or repurchase of securities by the Company. The 2021 Convertible Notes bore interest at a rate of 0.75% per year, payable in cash semiannually in March and September, and matured on September 15, 2021. On the maturity date the outstanding balance of $58.3 million under the 2021 Convertible Notes was repaid in full and no 2021 Convertible Notes were converted prior to maturity.

In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. We also entered into separately negotiated warrant transactions with the same counterparties whereby we sold warrants to purchase shares of our common stock at a price of $130.43 per share. The convertible note hedge transactions expired in September 2021. In addition, we unwound the remaining warrants during the fourth quarter of fiscal 2022 and, as a result, there are no additional warrants outstanding. For further information, see Note 13 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
April 30, 2022, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange

Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 30, 2022, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
April 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2022 - February 26, 2022	—	$—	—	(2)
February 27, 2022 - March 26, 2022	—	$—	—	(2)
March 27, 2022 - April 30, 2022	200,000	$92.70	—	(2)
(1) All shares repurchased have been subsequently canceled.

(2) Repurchases of Common Stock. On March 2, 2022 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. The new authorization replaces the remaining $43.9 million that was available under the prior authorization. During the three months ended April 30, 2022, we repurchased 200,000 shares of common stock, at an average price of $92.70, for $18.5 million. As of April 30, 2022, $131.5 million of the authorization was available for repurchases.

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 26, 2022	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	May 26, 2022	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer