Form 10-Q
period 2022-10-29
DYCOM INDUSTRIES INC
filed 2022-11-23
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022

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

There were 29,556,659 shares of common stock with a par value of $0.33 1/3 outstanding at November 21, 2022.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	October 29, 2022	January 29, 2022
ASSETS
Current assets:
Cash and equivalents	$65,285	$310,757
Accounts receivable, net (Note 5)	1,244,482	895,898
Contract assets	53,319	24,539
Inventories	107,135	81,291
Income tax receivable	—	12,729
Other current assets	42,797	30,876
Total current assets	1,513,018	1,356,090

Property and equipment, net	337,175	294,798
Operating lease right-of-use assets	66,083	61,101
Goodwill	272,485	272,485
Intangible assets, net	90,138	101,832
Other assets	26,397	31,918
Total assets	$2,305,296	$2,118,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$200,980	$155,896
Current portion of debt	17,500	17,500
Contract liabilities	14,419	18,512
Accrued insurance claims	41,594	36,805
Operating lease liabilities	26,522	24,641
Income taxes payable	9,585	233
Other accrued liabilities	160,500	128,209
Total current liabilities	471,100	381,796

Long-term debt	811,350	823,251
Accrued insurance claims - non-current	48,719	48,238
Operating lease liabilities - non-current	39,513	36,519
Deferred tax liabilities, net - non-current	59,416	55,674
Other liabilities	16,582	14,202
Total liabilities	1,446,680	1,359,680

COMMITMENTS AND CONTINGENCIES (Note 19)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,556,182 and 29,612,867 issued and outstanding, respectively	9,852	9,871
Additional paid-in capital	12,189	2,028
Accumulated other comprehensive loss	(1,773)	(1,769)
Retained earnings	838,348	748,414
Total stockholders’ equity	858,616	758,544
Total liabilities and stockholders’ equity	$2,305,296	$2,118,224

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 29, 2022	October 30, 2021

Contract revenues	$1,042,423	$853,973

Costs of earned revenues, excluding depreciation and amortization	850,897	705,865
General and administrative	78,798	66,899
Depreciation and amortization	35,454	37,766
Total	965,149	810,530

Interest expense, net	(10,592)	(9,132)
Other income, net	2,474	564
Income before income taxes	69,156	34,875

Provision for income taxes	15,144	6,158

Net income	$54,012	$28,717

Earnings per common share:
Basic earnings per common share	$1.83	$0.95

Diluted earnings per common share	$1.80	$0.94

Shares used in computing earnings per common share:
Basic	29,524,516	30,172,254

Diluted	29,978,795	30,614,706

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	October 29, 2022	October 30, 2021

Contract revenues	$2,890,996	$2,369,038

Costs of earned revenues, excluding depreciation and amortization	2,394,606	1,977,243
General and administrative	221,514	198,640
Depreciation and amortization	107,436	115,307
Total	2,723,556	2,291,190

Interest expense, net	(29,057)	(24,343)
Loss on debt extinguishment	—	(62)
Other income, net	9,856	4,267
Income before income taxes	148,239	57,710

Provision for income taxes	30,835	9,930

Net income	$117,404	$47,780

Earnings per common share:
Basic earnings per common share	$3.97	$1.57

Diluted earnings per common share	$3.91	$1.54

Shares used in computing earnings per common share:
Basic	29,561,172	30,426,337

Diluted	30,007,257	30,928,890

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$54,012	$28,717	$117,404	$47,780
Foreign currency translation (loss) gain, net of tax	(4)	1	(4)	2
Comprehensive income	$54,008	$28,718	$117,400	$47,782

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 29, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 30, 2022	29,457,520	$9,819	$4,630	$(1,769)	$784,336	$797,016
Stock options exercised	96,567	32	3,120	—	—	3,152
Stock-based compensation	290	—	4,515	—	—	4,515
Issuance of restricted stock, net of tax withholdings	1,805	1	(76)	—	—	(75)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net income	—	—	—	—	54,012	54,012
Balances as of October 29, 2022	29,556,182	$9,852	$12,189	$(1,773)	$838,348	$858,616

	For the Three Months Ended
	October 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 31, 2021	30,170,076	$10,057	$2,309	$(1,768)	$769,823	$780,421
Stock options exercised	—	—	—	—	—	—
Stock-based compensation	524	—	1,789	—	—	1,789
Issuance of restricted stock, net of tax withholdings	5,886	2	(156)	—	—	(154)
Other comprehensive income	—	—	—	1	—	1
Net income	—	—	—	—	28,717	28,717
Balances as of October 30, 2021	30,176,486	$10,059	$3,942	$(1,767)	$798,540	$810,774

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	October 29, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 29, 2022	29,612,867	$9,871	$2,028	$(1,769)	$748,414	$758,544
Stock options exercised	119,430	40	4,517	—		4,557
Stock-based compensation	1,568	1	12,272	—	—	12,273
Issuance of restricted stock, net of tax withholdings	126,347	42	(3,321)	—	(2,346)	(5,625)
Repurchase of common stock	(304,030)	(101)	(3,307)	—	(25,124)	(28,532)
Other comprehensive loss	—	—	—	(4)	—	(4)
Net income	—	—	—	—	117,404	117,404
Balances as of October 29, 2022	29,556,182	$9,852	$12,189	$(1,773)	$838,348	$858,616

	For the Nine Months Ended
	October 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 30, 2021	30,615,167	$10,205	$2,284	$(1,769)	$800,588	$811,308
Stock options exercised	11,169	4	362	—	—	366
Stock-based compensation	1,765	1	7,838	—	—	7,838
Issuance of restricted stock, net of tax withholdings	180,023	60	(2,748)	—	(3,832)	(6,520)
Repurchase of common stock	(631,638)	(211)	(3,793)	—	(45,996)	(50,000)
Other comprehensive income	—	—	—	2	—	2
Net income	—	—	—	—	47,780	47,780
Balances as of October 30, 2021	30,176,486	$10,059	$3,942	$(1,767)	$798,540	$810,774

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$117,404	$47,780
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	107,436	115,307
Non-cash lease expense	23,775	23,865
Deferred income tax provision	3,742	8,712
Stock-based compensation	12,273	7,838
Amortization of debt discount	—	1,665
Provision for bad debt, net	2,149	2,918
Gain on sale of fixed assets	(13,991)	(4,259)
Loss on debt extinguishment	—	62
Amortization of debt issuance costs and other	2,140	2,123
Change in operating assets and liabilities:
Accounts receivable, net	(350,734)	(104,536)
Contract assets, net	(32,874)	86,267
Other current assets and inventories	(37,753)	(7,469)
Other assets	4,238	3,412
Income taxes receivable/payable	22,081	(12,177)
Accounts payable	42,143	13,215
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	16,515	(21,610)
Net cash (used in) provided by operating activities	(81,456)	163,113

Cash flows from investing activities:
Capital expenditures	(135,777)	(113,477)
Proceeds from sale of assets	14,486	5,226
Net cash used in investing activities	(121,291)	(108,251)

Cash flows from financing activities:
Proceeds from 2029 Notes	—	500,000
Proceeds from borrowings on senior credit agreement, including term loan	—	95,000
Principal payments on senior credit agreement, including term loan	(13,125)	(271,875)
Debt issuance costs	—	(11,638)
Repurchase of common stock	(28,532)	(50,000)
Extinguishment of 2021 Convertible Notes	—	(58,264)
Exercise of stock options	4,557	366
Restricted stock tax withholdings	(5,625)	(6,520)
Net cash (used in) provided by financing activities	(42,725)	197,069
Net (decrease) increase in cash, cash equivalents and restricted cash	(245,472)	251,931

Cash, cash equivalents and restricted cash at beginning of period (Note 7)	312,561	13,574

Cash, cash equivalents and restricted cash at end of period (Note 7)	$67,089	$265,505

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$32,338	$19,580
Cash paid for taxes, net	$3,811	$12,653
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$9,513	$6,165

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income available to common stockholders (numerator)	$54,012	$28,717	$117,404	$47,780

Weighted-average number of common shares (denominator)	29,524,516	30,172,254	29,561,172	30,426,337

Basic earnings per common share	$1.83	$0.95	$3.97	$1.57

Weighted-average number of common shares	29,524,516	30,172,254	29,561,172	30,426,337
Potential shares of common stock arising from stock options, and unvested restricted share units	454,279	442,452	446,085	502,553
Total shares-diluted (denominator)	29,978,795	30,614,706	30,007,257	30,928,890

Diluted earnings per common share	$1.80	$0.94	$3.91	$1.54

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	93,147	218,525	98,863	89,765
0.75% convertible senior notes due 2021(1) (2)	—	297,367	—	500,017
Warrants(1) (2)	—	601,349	—	601,349
Total	93,147	1,117,241	98,863	1,191,131

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

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	October 29, 2022	January 29, 2022
Trade accounts receivable	$467,812	$330,811
Unbilled accounts receivable	751,329	545,493
Retainage	28,138	20,318
Total	1,247,279	896,622
Less: allowance for doubtful accounts	(2,797)	(724)
Accounts receivable, net	$1,244,482	$895,898

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Allowance for doubtful accounts at beginning of period	$785	$1,527	$724	$1,676
Provision for bad debt	2,012	17	2,149	2,918
Amounts charged against the allowance	—	(5)	(76)	(3,055)
Allowance for doubtful accounts at end of period	$2,797	$1,539	$2,797	$1,539

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	October 29, 2022	January 29, 2022
Contract assets	$53,319	$24,539
Contract liabilities	14,419	18,512
Contract assets, net	$38,900	$6,027

The increase in net contract assets primarily resulted from increased services performed under contracts consisting of multiple tasks. During the three and nine months ended October 29, 2022, we performed services and recognized $2.8 million and $14.2 million of contract revenues related to contract liabilities that existed at January 29, 2022. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of October 29, 2022 or January 29, 2022 were as follows (dollars in millions):

	October 29, 2022		January 29, 2022
	Amount	% of Total	Amount	% of Total
Lumen Technologies	$226.9	17.6%	$166.0	18.4%
AT&T Inc.	$176.1	13.7%	$106.0	11.7%
Verizon Communications Inc.	$153.8	12.0%	$144.3	16.0%
Comcast Corporation	$145.9	11.3%	$113.5	12.6%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of October 29, 2022 or January 29, 2022.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	October 29, 2022	January 29, 2022
Prepaid expenses	$23,507	$14,640
Deposits and other current assets	17,813	14,083
Insurance recoveries/receivables for accrued insurance claims	69	756
Restricted cash	1,372	1,372
Receivables on equipment sales	36	25
Other current assets	$42,797	$30,876

Other assets consisted of the following (dollars in thousands):

	October 29, 2022	January 29, 2022
Long-term contract assets	$9,561	$14,056
Deferred financing costs	3,988	4,834
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	3,324	3,687
Other non-current deposits and assets	9,092	8,909
Other assets	$26,397	$31,918

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	October 29, 2022	January 29, 2022
Cash and cash equivalents	$65,285	$310,757
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$67,089	$312,561

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	October 29, 2022	January 29, 2022
Land	—	$8,419	$4,127
Buildings	10-35	10,445	10,649
Leasehold improvements	1-10	17,973	17,706
Vehicles	1-5	774,324	714,515
Computer hardware and software	1-7	163,660	153,072
Office furniture and equipment	1-10	12,536	12,939
Equipment and machinery	1-10	350,515	329,145
Total		1,337,872	1,242,153
Less: accumulated depreciation		(1,000,697)	(947,355)
Property and equipment, net		$337,175	$294,798

Depreciation expense was $31.6 million and $33.7 million for the three months ended October 29, 2022 and October 30, 2021, respectively, and $95.7 million and $101.8 million for the nine months ended October 29, 2022 and October 30, 2021, respectively.

9. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill during the nine months ended October 29, 2022. The goodwill balance consisted of the following (dollars in thousands):

	October 29, 2022	January 29, 2022
Goodwill, gross	$521,516	$521,516
Accumulated impairment losses	(249,031)	(249,031)
Total	$272,485	$272,485

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

The Company performs its annual impairment assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2022 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of October 29, 2022, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	October 29, 2022				January 29, 2022
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	7.8	$312,017	$227,407	$84,610	$312,017	$215,806	$96,211
Trade names, finite	7.8	9,250	8,422	828	9,250	8,329	921
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
		$325,967	$235,829	$90,138	$325,967	$224,135	$101,832

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $3.9 million and $4.1 million for the three months ended October 29, 2022 and October 30, 2021, respectively, and $11.7 million and $13.5 million for the nine months ended October 29, 2022 and October 30, 2021, respectively.

As of October 29, 2022, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

10. Accrued Insurance Claims

Within our insurance program, we retain the risk of loss on a per occurrence basis in varying amounts depending on the type of claim and the terms of the applicable insurance coverage. Additionally, we retain the risk of loss, up to certain annual aggregate stop loss limits, for claims covered by our automobile liability, general liability (including claims relating to underground facility locating services), workers’ compensation, and employee group health. Losses for covered claims beyond our retained risk of loss are paid or reimbursed by our insurance carriers up to our coverage limits.

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

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	October 29, 2022	January 29, 2022
Accrued insurance claims - current	$41,594	$36,805
Accrued insurance claims - non-current	48,719	48,238
Accrued insurance claims	$90,313	$85,043

Insurance recoveries/receivables:
Current (included in Other current assets)	$69	$756
Non-current (included in Other assets)	3,324	3,687
Insurance recoveries/receivables	$3,393	$4,443

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the nine months ended October 29, 2022, total insurance recoveries/receivables decreased approximately $1.1 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claims decreased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 8 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and nine months ended October 29, 2022 and October 30, 2021 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Lease cost under long-term operating leases	$8,593	$8,526	$25,520	$25,952
Lease cost under short-term operating leases	7,183	6,452	19,898	17,707
Variable lease cost under short-term and long-term operating leases(1)	897	756	2,917	2,696
Total lease cost	$16,673	$15,734	$48,335	$46,355

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $66.0 million as of October 29, 2022 and $61.2 million as of January 29, 2022. Supplemental balance sheet information related to these liabilities is as follows:

	October 29, 2022	January 29, 2022
Weighted average remaining lease term	2.9 years	3.1 years
Weighted average discount rate	3.7%	3.8%

Supplemental cash flow information related to our long-term operating lease liabilities for the three and nine months ended October 29, 2022 and October 30, 2021 is as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$9,452	$9,670	$25,317	$25,736
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$9,202	$3,075	$28,659	$22,644

As of October 29, 2022, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2023	$7,347
2024	29,004
2025	20,281
2026	10,789
2027	4,787
Thereafter	2,062
Total lease payments	74,270
Less: imputed interest	(8,235)
Total	$66,035

As of October 29, 2022, the Company had additional operating leases with total leases costs of $0.2 million, which will commence during the fourth quarter of fiscal 2023.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	October 29, 2022	January 29, 2022
Accrued payroll and related taxes	$55,132	$47,303
Accrued employee benefit and incentive plan costs	38,832	26,942
Accrued construction costs	43,847	28,254
Other current liabilities	22,689	25,710
Other accrued liabilities	$160,500	$128,209

13. Debt

Our outstanding indebtedness consisted of the following (dollars in thousands):

	October 29, 2022	January 29, 2022
Credit agreement - Revolving facility (matures April 2026)	$—	$—
Credit agreement - Term loan facility, net (matures April 2026)	334,815	347,438
4.50% senior notes, net (mature April 2029)	494,035	493,313
	828,850	840,751
Less: current portion	(17,500)	(17,500)
Long-term debt	$811,350	$823,251

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

The following table summarizes the net carrying value of the term loan as of October 29, 2022 and January 29, 2022 (dollars in thousands):

	October 29, 2022	January 29, 2022
Principal amount of term loan	$336,875	$350,000
Less: Debt issuance costs	(2,060)	(2,562)
Net carrying amount of term loan	$334,815	$347,438

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

Standby letters of credit of approximately $47.5 million and $46.3 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of October 29, 2022 and January 29, 2022, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of October 29, 2022 and January 29, 2022 were as follows:

	Weighted Average Rate End of Period
	October 29, 2022	January 29, 2022
Borrowings - Term loan facility	5.16%	1.86%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.63%
Unused Revolver Commitment	0.35%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of October 29, 2022 and January 29, 2022.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At October 29, 2022 and January 29, 2022, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $419.2 million and $326.3 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of October 29, 2022 and January 29, 2022 (dollars in thousands):

	October 29, 2022	January 29, 2022
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(5,965)	(6,687)
Net carrying amount of 2029 Notes	$494,035	$493,313

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $87.25 and $97.50 as of October 29, 2022 and January 29, 2022, respectively (dollars in thousands):

	October 29, 2022	January 29, 2022
Fair value of principal amount of 2029 Notes	$436,250	$487,500
Less: Debt issuance costs	(5,965)	(6,687)
Fair value of 2029 Notes	$430,285	$480,813

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

Our effective income tax rate was 21.9% and 17.7% for the three months ended October 29, 2022 and October 30, 2021, respectively, and 20.8% and 17.2% for the nine months ended October 29, 2022 and October 30, 2021, respectively. The effective tax rate differs from the statutory rate primarily due to tax credits recognized, the impact of the vesting and exercise of share-based awards, and the difference in income tax rates from state to state where work was performed. The three and nine months ended October 29, 2022, includes approximately $1.8 million and $3.4 million, respectively, for tax benefits for credits related to tax filings for prior years. Additionally, the three and nine months ended October 30, 2021, includes approximately $3.0 million for incremental tax benefits for credits related to tax filings for prior periods. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits, tax law changes, and variances in non-deductible and non-taxable items.
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

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gain on sale of fixed assets	$5,135	$415	$13,991	$4,259
Discount fee expense	(3,266)	(403)	(5,682)	(1,277)
Miscellaneous income, net	605	552	1,547	1,285
Other income, net	$2,474	$564	$9,856	$4,267

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

16. Capital Stock

Repurchases of Common Stock. On March 2, 2022 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. The new authorization replaces the remaining $43.9 million that was available under the prior authorization. During the three months ended October 29, 2022, the Company did not repurchase any shares of its own common stock. As of October 29, 2022, $121.5 million of the authorization was available for repurchases.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the nine months ended October 29, 2022, $27.5 million was charged to retained earnings related to shares canceled during the period.

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

Stock-based compensation expense and the related tax benefit recognized during the three and nine months ended October 29, 2022 and October 30, 2021 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock-based compensation	$4,515	$1,789	$12,273	$7,838
Income tax effect of stock-based compensation	$1,113	$453	$3,031	$1,932

During the three months ended October 29, 2022 and October 30, 2021 the Company realized approximately $1.5 million and nominal amounts of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the nine months ended October 29, 2022 and October 30, 2021, the Company realized approximately $4.1 million and $2.8 million of net excess tax benefits, respectively.

As of October 29, 2022, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $3.0 million, $18.5 million, and $7.9 million, respectively. This expense will be recognized over a weighted-average number of years of 2.8, 2.6, and 1.6, respectively, based on the average remaining service periods for the awards. We may recognize an additional $21.3 million in compensation expense in future periods after October 29, 2022 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended October 29, 2022:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 29, 2022	332,121	$52.39
Granted	33,015	$97.49
Options exercised	(119,430)	$38.16
Outstanding as of October 29, 2022	245,706	$65.36

Exercisable options as of October 29, 2022	148,916	$65.12

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the nine months ended October 29, 2022:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 29, 2022	524,255	$38.49	455,800	$68.88
Granted	124,347	$96.81	202,212	$97.49
Share units vested	(185,146)	$39.32	(6,483)	$25.15
Forfeited or canceled	(16,050)	$43.80	(264,856)	$61.47
Outstanding as of October 29, 2022	447,406	$54.17	386,673	$89.65

The total number of granted Performance RSUs presented above consists of 137,605 target shares and 64,607 supplemental shares. The total number of Performance RSUs outstanding as of October 29, 2022 consists of 260,319 target shares and 126,354 supplemental shares. With respect to the Company’s Performance Year ended January 29, 2022, the Company canceled 164,066 target shares and 85,576 supplemental shares during the nine months ended October 29, 2022, as a result of the performance period criteria not being met.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 67.0% and 66.0% of total contract revenues during the nine months ended October 29, 2022 and October 30, 2021, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three and nine months ended October 29, 2022 or October 30, 2021, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$258.2	24.8%	$199.5	23.4%	$751.5	26.0%	$532.6	22.5%
Lumen Technologies	142.9	13.6	103.0	12.1	373.3	12.9	284.2	12.0
Comcast Corporation	108.8	10.4	121.0	14.2	331.9	11.5	373.8	15.8
Verizon Communications Inc.	94.9	9.1	93.4	10.9	256.8	8.9	275.7	11.6
Total other customers combined	437.6	42.1	337.1	39.4	1,177.5	40.7	902.7	38.1
Total contract revenues	$1,042.4	100.0%	$854.0	100.0%	$2,891.0	100.0%	$2,369.0	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and nine months ended October 29, 2022 and October 30, 2021 were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$940.7	90.3%	$757.9	88.8%	$2,590.5	89.6%	$2,095.1	88.4%
Underground facility locating	72.1	6.9	67.6	7.9	214.5	7.4	198.2	8.4
Electrical and gas utilities and other	29.6	2.8	28.5	3.3	86.0	3.0	75.7	3.2
Total contract revenues	$1,042.4	100.0%	$854.0	100.0%	$2,891.0	100.0%	$2,369.0	100.0%

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA. In that proceeding, the arbitrator has issued an order indicating that the statutory exemption is not available to the Company’s subsidiary, and the Company’s subsidiary has appealed that determination to the District Court. As required by ERISA, in November 2016, this subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded. Given the early stage of this action, it is not possible to estimate a range of loss that could result from either an adverse judgment or a settlement of this matter.

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 29, 2022 and January 29, 2022, we had $289.0 million and $296.4 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of October 29, 2022 and January 29, 2022, we had $20.4 million and $20.3 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our Credit Agreement that collateralize our obligations to our insurance carriers. As of October 29, 2022 and January 29, 2022, we had $47.5 million and $46.3 million, respectively, of outstanding standby letters of credit issued under the Credit Agreement.

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

Macro-economic conditions, including those impacting the cost of capital, may influence the execution of some industry plans. In addition, the market for labor remains tight in many regions around the country. Automotive and equipment supply chains remain challenged, particularly for the large truck chassis required for specialty equipment. Prices for capital equipment continue to increase. It remains to be seen how long these conditions may persist. Looking ahead, these factors will increase the likelihood that demand could fluctuate amongst customers. These fluctuations may result in a wider range of potential outcomes moving into next year. Within this context, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

We have extended our geographic reach and expanded our program management and network planning services. In fact, over the last several years we believe we have meaningfully increased the long-term value of our maintenance and operations business, a trend which we believe will parallel our deployment of gigabit wireline direct and wireless/wireline converged networks as those deployments dramatically increase the amount of outside plant network that must be extended and maintained.

This quarter we experienced solid activity and capitalized on our significant strengths. First and foremost, we maintain significant customer presence throughout our markets. We are encouraged by the breadth in our business. Our extensive market presence has allowed us to be at the forefront of evolving industry opportunities. Telephone companies are deploying fiber-to-the-home to enable gigabit high-speed connections. Increasingly, rural electric utilities are doing the same. Dramatically increased speeds to consumers are being provisioned and consumer data usage is growing, particularly upstream. Wireless construction activity in support of newly available spectrum bands is increasing this year. Federal and state support for rural deployments of communications networks is dramatically increasing in scale and duration. Cable operators are deploying fiber to small and medium businesses and enterprises. A portion of these deployments are in anticipation of the customer sales process. Deployments to expand capacity as well as new build opportunities are underway. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during the nine months ended October 29, 2022 and October 30, 2021 accounting for approximately 67.0% and 66.0%, respectively, of our total contract revenues.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three and nine months ended October 29, 2022 or October 30, 2021:

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
AT&T Inc.	24.8%	23.4%	26.0%	22.5%
Lumen Technologies	13.6%	12.1%	12.9%	12.0%
Comcast Corporation	10.4%	14.2%	11.5%	15.8%
Verizon Communications Inc.	9.1%	10.9%	8.9%	11.6%
Frontier Communications Corporation	8.5%	4.8%	7.8%	4.2%
Windstream Corporation	2.1%	3.2%	2.3%	3.6%

In addition, another customer contributed 3.4% and 4.1% to our total contract revenues during the three months ended October 29, 2022 and October 30, 2021, respectively. During the nine months ended October 29, 2022 and October 30, 2021 this customer contributed 3.5% and 3.6%, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Multi-year master service agreements	79.6%	76.6%	79.4%	76.5%
Other long-term contracts	9.8	13.1	10.8	13.9
Total long-term contracts	89.4%	89.7%	90.2%	90.4%
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

Contract Revenues. We perform the majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. This revenue is recognized as these tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation, and represented approximately 3% and approximately 5% of contract revenues during the nine months ended October 29, 2022 and October 30, 2021, respectively.

For certain contracts, representing less than 5% of contract revenues during each of the nine months ended October 29, 2022 and October 30, 2021, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
Contract revenues	$1,042.4	100.0%	$854.0	100.0%	$2,891.0	100.0%	$2,369.0	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	850.9	81.6	705.9	82.7	2,394.6	82.8	1,977.2	83.5
General and administrative	78.8	7.6	66.9	7.8	221.5	7.7	198.6	8.4
Depreciation and amortization	35.5	3.4	37.8	4.4	107.4	3.7	115.3	4.9
Total	965.1	92.6	810.5	94.9	2,723.6	94.2	2,291.2	96.7
Interest expense, net	(10.6)	(1.0)	(9.1)	(1.1)	(29.1)	(1.0)	(24.3)	(1.0)
Loss on debt extinguishment	—	—	—	—	—	—	(0.1)	—
Other income, net	2.5	0.2	0.6	0.1	9.9	0.3	4.3	0.2
Income before income taxes	69.2	6.6	34.9	4.1	148.2	5.1	57.7	2.4
Provision for income taxes	15.1	1.5	6.2	0.7	30.8	1.1	9.9	0.4
Net income	$54.0	5.2%	$28.7	3.4%	$117.4	4.1%	$47.8	2.0%

Contract Revenues. Contract revenues were $1,042.4 million during the three months ended October 29, 2022 compared to $854.0 million during the three months ended October 30, 2021. There were no acquired revenues or significant revenues from storm restoration services in the current or prior year quarter.

Contract revenues increased by $188.4 million during the three months ended October 29, 2022 compared to the three months ended October 30, 2021. Contract revenues increased by $58.7 million for a large telecommunications customer for fiber deployments and improvements to its network and by $47.6 million and $39.9 million, respectively, for two telecommunications customer primarily for fiber deployments. Contract revenues decreased by $12.1 million from a leading cable multiple system operator for construction and maintenance services. In addition, contract revenues decreased by $5.7 million for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $60.0 million on a combined basis during the three months ended October 29, 2022 compared to the three months ended October 30, 2021.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.3%, 6.9%, and 2.8%, respectively, for the three months ended October 29, 2022 compared to 88.8%, 7.9%, and 3.3%, respectively, for the three months ended October 30, 2021.

Contract revenues were $2.891 billion during the nine months ended October 29, 2022 compared to $2.369 billion during the nine months ended October 30, 2021. We earned $3.9 million of contract revenues from storm restoration services during the nine months ended October 30, 2021. There were no significant revenues from storm restoration services in fiscal 2023 and there were no acquired revenues during either nine month period.

Excluding amounts generated from storm restoration services in the prior year period, contract revenues increased by $525.8 million during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021. Contract revenues increased by approximately $219.1 million for a large telecommunications customer for fiber deployments and for improvements to its network and by $126.5 million and $89.4 million, respectively, for two telecommunications customers primarily for fiber deployments. Partially offsetting these increases, contract revenues decreased by $41.5 million from a leading cable multiple system operator for construction and maintenance services, $18.9 million for a large telecommunications customer primarily related to fiber deployments, and by $16.4 million for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $167.7 million on a combined basis during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.6%, 7.4%, and 3.0%, respectively, for the nine months ended October 29, 2022 compared to 88.4%, 8.4%, and 3.2%, respectively, for the nine months ended October 30, 2021.

Costs of Earned Revenues. Costs of earned revenues increased to $850.9 million, or 81.6% of contract revenues, during the three months ended October 29, 2022 compared to $705.9 million, or 82.7% of contract revenues, during the three months ended October 30, 2021. The primary components of the increase were a $108.0 million aggregate increase in direct labor and subcontractor costs, a $10.4 million increase in equipment and fuel costs combined, a $11.3 million increase in direct materials expense, and a $15.3 million increase in other direct costs, including travel cost, permits and other operating expenses.

Costs of earned revenues as a percentage of contract revenues decreased 1.0% during the three months ended October 29, 2022 compared to the three months ended October 30, 2021. Labor and subcontracted labor costs decreased 1.3% primarily due to the mix of work performed. Direct materials decreased 0.2%, primarily as a result of our mix of work in which we provide materials for our customers, and other direct costs increased 0.3% during the three months ended October 29, 2022. Equipment and fuel costs combined increased 0.2% as a percentage of contract revenues resulting from an increase in fuel prices.

Costs of earned revenues increased to $2.395 billion, or 82.8% of contract revenues, during the nine months ended October 29, 2022 compared to $1.977 billion, or 83.5% of contract revenues, during the nine months ended October 30, 2021. The primary components of the increase were a $316.9 million aggregate increase in direct labor and subcontractor costs, a $35.6 million increase in equipment and fuel costs combined, a $32.3 million increase in direct materials expense and a $32.5 million increase in other direct costs, including other operating and insurance claim expenses.

Costs of earned revenues as a percentage of contract revenues decreased 0.6% during the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021. As a percentage of contract revenues, labor and subcontracted labor costs decreased 0.7% and other direct costs decreased 0.1% primarily due to the mix of work performed. Direct material decreased 0.2%, primarily as a result of our mix of work in which we provide materials for our customers. During the nine months ended October 29, 2022, equipment and fuel costs combined increased 0.4% as a percentage of contract revenues resulting from an increase in fuel prices, partially offset by lower equipment costs.

General and Administrative Expenses. General and administrative expenses increased to $78.8 million, or 7.6% of contract revenues, during the three months ended October 29, 2022 compared to $66.9 million, or 7.8% of contract revenues, during the three months ended October 30, 2021. The increase in total general and administrative expenses during the three months ended October 29, 2022 primarily resulted from an increase in stock-based and performance compensation, bad debt expense, administrative, payroll and other costs.

General and administrative expenses increased to $221.5 million, or 7.7% of contract revenues, during the nine months ended October 29, 2022 compared to $198.6 million, or 8.4% of contract revenues, during the nine months ended October 30, 2021. The increase in total general and administrative expenses during the nine months ended October 29, 2022 is mainly attributable to an increase in stock-based and performance compensation, administrative, payroll and other costs, partially offset by a decrease in bad debt expense.

Depreciation and Amortization. Depreciation expense was $31.6 million, or 3.0% of contract revenues, during the three months ended October 29, 2022 compared to $33.7 million, or 3.9% of contract revenues, during the three months ended October 30, 2021. The decrease in depreciation expense during the three months ended October 29, 2022 is primarily due to certain assets becoming fully depreciated and the timing of capital expenditures. Depreciation expense was $95.7 million, or 3.3% of contract revenues, during the nine months ended October 29, 2022 compared to $101.8 million, or 4.3% of contract revenues, during the nine months ended October 30, 2021. The decrease in depreciation expense during the nine months ended October 29, 2022 is primarily due to certain assets becoming fully depreciated and the timing of capital expenditures.

Amortization expense was $3.9 million and $4.1 million during the three months ended October 29, 2022 and October 30, 2021, respectively, and $11.7 million and $13.5 million during the nine months ended October 29, 2022 and October 30, 2021

Interest Expense, Net. Interest expense, net was $10.6 million and $9.1 million during the three months ended October 29, 2022 and October 30, 2021. Prior year interest expense included $0.3 million for the non-cash amortization of the debt discount associated with 0.75% convertible senior notes, which matured on September 15, 2021 (the “2021 Convertible Notes”). Excluding this amortization, interest expense, net increased to $10.6 million during the three months ended October 29, 2022 from $8.8 million during the three months ended October 30, 2021 as a result of higher interest rates on funded debt balances.

Interest expense, net was $29.1 million and $24.3 million during the nine months ended October 29, 2022 and October 30, 2021, respectively. Prior year interest expense included $1.7 million for the non-cash amortization of the debt discount associated with the 2021 Convertible Notes. Excluding this amortization, interest expense, net increased to $29.1 million during the nine months ended October 29, 2022 from $22.7 million during the nine months ended October 30, 2021 as a result of higher interest rates of funded debt balances.

Other Income, Net. Other income, net was $2.5 million and $0.6 million during the three months ended October 29, 2022 and October 30, 2021, respectively, and $9.9 million and $4.3 million during the nine months ended October 29, 2022 and October 30, 2021, respectively. Gain on sale of fixed assets was $5.1 million and $0.4 million during the three months ended October 29, 2022 and October 30, 2021, respectively, and $14.0 million and $4.3 million during the nine months ended October 29, 2022 and October 30, 2021, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $3.3 million and $0.4 million of expense during the three months ended October 29, 2022 and October 30, 2021 respectively, and $5.7 million and $1.3 million during the nine months ended October 29, 2022 and October 30, 2021 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended October 29, 2022 and October 30, 2021 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Income tax provision	$15.1	$6.2	$30.8	$9.9
Effective income tax rate	21.9%	17.7%	20.8%	17.2%

Our effective income tax rate was 21.9% and 17.7% for the three months ended October 29, 2022 and October 30, 2021, respectively, and 20.8% and 17.2% for the nine months ended October 29, 2022 and October 30, 2021, respectively.The effective tax rate differs from the statutory rate primarily due to tax credits recognized, the impact of the vesting and exercise of share-based awards, and the difference in income tax rates from state to state where work was performed. The three and nine months ended October 29, 2022, includes approximately $1.8 million and $3.4 million, respectively, for tax benefits for credits related to tax filings for prior years. Additionally, the three and nine months ended October 30, 2021, includes approximately $3.0 million for incremental tax benefits for credits related to tax filings for prior periods. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits, tax law changes, and variances in non-deductible and non-taxable items.
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
Net Income. Net income was $54.0 million for the three months ended October 29, 2022 compared to $28.7 million for the three months ended October 30, 2021. Net income was $117.4 million for the nine months ended October 29, 2022 compared to $47.8 million for the nine months ended October 30, 2021.

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

	For the Three Months Ended		For the Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$54,012	$28,717	$117,404	$47,780
Interest expense, net	10,592	9,132	29,057	24,343
Provision for income taxes	15,144	6,158	30,835	9,930
Depreciation and amortization	35,454	37,766	107,436	115,307
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	115,202	81,773	284,732	197,360
Gain on sale of fixed assets	(5,135)	(415)	(13,991)	(4,259)
Stock-based compensation expense	4,515	1,789	12,273	7,838
Loss on debt extinguishment	—	—	—	62
Non-GAAP Adjusted EBITDA	$114,582	$83,147	$283,014	$201,001
Non-GAAP Adjusted EBITDA % of contract revenues	11.0%	9.7%	9.8%	8.5%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $65.3 million as of October 29, 2022 compared to $310.8 million as of January 29, 2022. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,059.4 million as of October 29, 2022 compared to $991.8 million as of January 29, 2022.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement and cash on hand. We expect capital expenditures, net of disposals, to range from $165.0 million to $175.0 million during fiscal 2023 to support growth opportunities and replacement of certain fleet assets.

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

Net Cash Flows. The following table presents our net cash flows for the nine months ended October 29, 2022 and October 30, 2021 (dollars in millions):

	For the Nine Months Ended
	October 29, 2022	October 30, 2021
Net cash flows:
(Used in) provided by operating activities	$(81.5)	$163.1
Used in investing activities	$(121.3)	$(108.3)
(Used in) provided by financing activities	$(42.7)	$197.1

Cash (Used in) Provided by Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets and provision for bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the nine months ended October 29, 2022, net cash used in operating activities was $81.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $336.4 million of operating cash flow during the nine months ended October 29, 2022. Changes that used operating cash flow during the nine months ended October 29, 2022 included an increase in accounts receivable, other current assets and inventories, and contract assets, net of $350.7 million, $37.8 million, and $32.9 million respectively. Changes that provided operating cash flow during the nine months ended October 29, 2022 included an increase in accounts payable of $42.1 million and a net increase in income taxes payable of $22.1 million. In addition, changes that provided operating cash flow included a decrease in other assets of $4.2 million and an increase in accrued liabilities of $16.5 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 112 days as of October 29, 2022 compared to 113 as of October 30, 2021.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of October 29, 2022 and January 29, 2022 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of October 29, 2022 or January 29, 2022.

During the nine months ended October 30, 2021, net cash generated from operating activities was $163.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $42.9 million of operating cash flow during the nine months ended October 30, 2021. Changes that used operating cash flow during the nine months ended October 30, 2021 included a decrease in accrued liabilities of $21.6 million and an increase in accounts receivable, income tax receivable and other current assets and inventories of $104.5 million, $12.2 million and $7.5 million, respectively, each primarily as a result of the timing of payments. Working capital changes that provided operating cash flow during the nine months ended October 30, 2021 included a decrease in contract assets, net of $86.3 million and other assets of $3.4 million and an increase in accounts payable of $13.2 million.

Cash Used in Investing Activities. Net cash used in investing activities was $121.3 million during the nine months ended October 29, 2022 compared to $108.3 million during the nine months ended October 30, 2021. During the nine months ended October 29, 2022 and October 30, 2021, capital expenditures were $135.8 million and $113.5 million, respectively. Capital expenditures increased during the nine months ended October 29, 2022, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $14.5 million and $5.2 million during the nine months ended October 29, 2022 and October 30, 2021, respectively.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $42.7 million during the nine months ended October 29, 2022. We repurchased 304,030 shares of our common stock in open market transactions, at an average price of $93.85 per share, for $28.5 million, during the nine months ended October 29, 2022. We also paid $5.6 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 29, 2022. In addition, we used approximately $13.1 million to repay term loan borrowings under our Credit Agreement. This was partially offset by the exercise of stock options, which provided $4.6 million during the nine months ended October 29, 2022.

Net cash provided by financing activities was $197.1 million during the nine months ended October 30, 2021. The primary source of cash provided by financing activities during the nine months ended October 30, 2021 was the $500.0 million principal amount of 4.50% senior notes due 2029 (the “2029 Notes”) issued in a private placement in April 2021. During the nine months ended October 30, 2021, we paid approximately $11.6 million in issuance costs and third party fees and expenses related to our financing transactions. We used $105.0 million of the proceeds of the 2029 Notes offering to repay outstanding borrowings under the revolving portion of our Credit Agreement and approximately $71.9 million to repay term loan borrowings under our Credit Agreement. During the nine months ended October 30, 2021, we repurchased 631,638 shares of our common stock in open market transactions, at an average price of $79.16 per share, for $50.0 million. The exercise of stock options provided $0.4 million during the nine months ended October 30, 2021 and we paid $6.5 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 30, 2021.

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

Standby letters of credit of approximately $47.5 million and $46.3 million, issued as part of our insurance program, were outstanding under the Credit Agreement as of October 29, 2022 and January 29, 2022, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of October 29, 2022 and January 29, 2022 were as follows:

	Weighted Average Rate End of Period
	October 29, 2022	January 29, 2022
Borrowings - Term loan facility	5.16%	1.86%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.63%
Unused Revolver Commitment	0.35%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of October 29, 2022 and January 29, 2022.

The Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing twelve-month consolidated EBITDA to our consolidated interest expense, each as defined by the Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At October 29, 2022 and January 29, 2022, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $419.2 million and $326.3 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of October 29, 2022 (dollars in thousands):

	Less than 1 Year	Years 1 – 3	Years 3 – 5	Greater than 5 Years	Total
2029 Notes	$—	$—	$—	$500,000	$500,000
Credit agreement – revolving facility	—	—	—	—	—
Credit agreement – term loan facility	17,500	35,000	284,375	—	336,875
Fixed interest payments on long-term debt(1)	22,500	45,000	45,000	33,750	146,250
Obligations under long-term operating leases(2)	29,749	35,676	7,951	894	74,270
Obligations under short-term operating leases(3)	1,575	—	—	—	1,575
Employment agreements	26,686	4,857	—	—	31,543
Deferral of tax payments(4)	17,046	44	—	—	17,090
Purchase and other contractual obligations(5)	99,625	23,241	2,017	—	124,883
Total	$214,681	$143,818	$339,343	$534,644	$1,232,486

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of October 29, 2022 consisted of $336.9 million outstanding under our term loan facility.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $0.2 million as of October 29, 2022.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of October 29, 2022.

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

(5) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of October 29, 2022, purchase and other contractual obligations includes approximately $82.5 million for issued orders with delivery dates scheduled to occur over the next 12 months.

We have excluded contractual obligations under the multi-employer defined pension plans that cover certain of our employees, as these obligations are determined based on our future union employee payrolls, which cannot be reliably determined as of October 29, 2022.

Our condensed consolidated balance sheet as of October 29, 2022 includes a long-term liability of approximately $48.7 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $14.0 million and $11.9 million as of October 29, 2022 and January 29, 2022, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 29, 2022 and January 29, 2022 we had $289.0 million and $296.4 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $95.1 million as of October 29, 2022. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of October 29, 2022 and January 29, 2022, we had $20.4 million and $20.3 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million and $46.3 million outstanding standby letters of credit issued under our Credit Agreement as of October 29, 2022 and January 29, 2022, respectively.

Backlog. Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.116 billion and $5.822 billion at October 29, 2022 and January 29, 2022, respectively. We expect to complete 53.6% of the October 29, 2022 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Our Credit Agreement permits borrowings at a variable rate of interest. On October 29, 2022, we had variable rate debt outstanding under our Credit Agreement of $336.9 million under our term loan facility. Interest related to these borrowings fluctuates based on LIBOR or the administrative agent’s base rate. The administrative agent's base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.7 million annually.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement.

The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $87.25 and $97.50 as of October 29, 2022 and January 29, 2022, respectively (dollars in thousands):

	October 29, 2022	January 29, 2022
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(5,965)	(6,687)
Net carrying amount of 2029 Notes	$494,035	$493,313

	October 29, 2022	January 29, 2022
Fair value of principal amount of 2029 Notes	$436,250	$487,500
Less: Debt issuance costs	(5,965)	(6,687)
Fair value of 2029 Notes	$430,285	$480,813

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $13.6 million, calculated on a discounted cash flow basis as of October 29, 2022.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 29, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
October 29, 2022, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 29, 2022, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
October 29, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2022 - August 27, 2022	—	$—	—	(2)
August 28, 2022 - September 24, 2022	—	$—	—	(2)
September 25, 2022 - October 29, 2022	—	$—	—	(2)

(1) All shares repurchased have been subsequently canceled

(2) Repurchases of Common Stock. On March 2, 2022 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. The new authorization replaces the remaining $43.9 million that was available under the prior authorization. During the third quarter of fiscal 2023, the Company did not repurchase any shares of its own common stock. As of October 29, 2022, $121.5 million of the authorization was available for repurchases.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Employment Agreement by and between Dycom Industries, Inc. and Jason T. Lawson, dated as of October 10, 2022 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 11, 2022).
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 23, 2022	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	November 23, 2022	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer