Form 10-K
period 2023-01-28
DYCOM INDUSTRIES INC
filed 2023-03-03
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)0 by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 30, 2022, was $2,933,163,238.
There were 29,355,347 shares of common stock with a par value of $0.33 1/3 outstanding at February 28, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Annual Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders	Parts II and III

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

•projections of revenues, income or loss, or capital expenditures;

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

•availability of capital;

•restrictions imposed by our senior notes and credit agreement;

•use of our cash flow to service our debt;

•the effects of changes in tax law;

•potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters;

•potential exposure to environmental liabilities;

•determinations as to whether the carrying value of our assets is impaired;

•assumptions relating to any of the foregoing;

•duration and severity of widespread public health epidemics, including the coronavirus (“COVID-19”) pandemic, and their ultimate impact across our business;

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

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom,” the “Company,” “we,” or “us”) is a leading provider of specialty contracting services to the telecommunications infrastructure and utility industries throughout the United States. Since our incorporation in the State of Florida in 1969, we have expanded our scope and service offerings organically and through acquisitions. Today, Dycom is made up of more than 40 operating companies that serve a diverse customer base across 49 states from hundreds of field offices. Our deep industry knowledge, strong customer relationships, broad geographic presence and skilled workforce provide the scale needed to quickly execute on opportunities to service existing and new customers throughout urban and rural America.

Dycom’s operating companies supply telecommunications providers with a comprehensive portfolio of specialty services, including program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services. Additionally, we provide underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. Dycom supplies the expertise, labor, equipment, and tools necessary to provide services to our customers.

Engineering Services. We provide engineering services to telecommunications providers, including the planning and design of aerial, underground, and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company hub location, or cable operator headend, to a consumer’s home or business. We also plan and design wireless networks in connection with the deployment of new and enhanced macro cell and new small cell sites. Additionally, we obtain rights of way and permits in support of our engineering activities and those of our customers and provide program and project management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

Construction, Maintenance, and Installation Services. We provide a range of construction, maintenance, and installation services, including the placement and splicing of fiber, copper, and coaxial cables. We excavate trenches to place these cables; place related structures, such as poles, anchors, conduits, manholes, cabinets, and closures; place drop lines from main distribution lines to a consumer’s home or business; and maintain and remove these facilities. We provide these services for both telephone companies and cable multiple system operators in connection with the deployment, expansion, or maintenance of new and existing networks. We also provide tower construction, lines and antenna installation, foundation and equipment pad construction, small cell site placement for wireless carriers, and equipment installation and material fabrication and site testing services. In addition, we provide underground facility locating services for various utility companies, including telecommunications providers. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines. In addition, we install and maintain customer premise equipment, such as digital video recorders, set top boxes and modems, for cable multiple system operators and others. We also perform construction and maintenance services for electric and gas utilities and other customers.

Business Strategy

Capitalize on Long-Term Growth Drivers. We are well-positioned to benefit from the increased demand for network telecommunications bandwidth that is necessary to ensure reliable video, voice, and data services. Developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Additionally, wireless carriers are upgrading their networks and contemplating next generation mobile solutions in response to the significant demand for wireless broadband, driven by the proliferation of smart phones, mobile data devices and other advances in technology. Increasing wireless data traffic and emerging wireless technologies are driving wireline deployments in many regions of the

United States. Furthermore, significant consolidation and merger activity among telecommunications providers could also provide increased demand for our services as networks are integrated.

Selectively Increase Market Share. We believe our reputation for providing high quality services and the ability to provide those services nationally creates opportunities to expand market share. Our operating structure and multiple points of contact within customer organizations positions us favorably to win new opportunities and maintain strong relationships with our customers. We are able to address larger customer opportunities due to our significant financial resources that some of our comparatively more capital-constrained competitors may be unable to take on.

Pursue Disciplined Financial and Operating Strategies. We manage the financial aspects of our business by centralizing certain activities that allow us to leverage our scope and scale and reduce costs. We have centralized functions, such as information technology, legal, risk management, treasury, tax, the approval of capital equipment procurements, and the design and administration of employee benefit plans. In contrast, we decentralize the recording of transactions and the financial reporting necessary for timely operational decisions. This operating structure promotes greater accountability for business outcomes by our local managers. Our local managers are responsible for marketing, field operations, and ongoing customer service, and are empowered to capture new business and execute contracts on a timely and cost-effective basis. Executive management supports the local marketing efforts while also marketing at a national level. This operating structure enables us to benefit from our scale while retaining the organizational agility necessary to compete with smaller, regional and privately owned competitors.

Pursue Selective Acquisitions. We pursue acquisitions that are operationally and financially beneficial for the Company as they provide incremental revenue, geographic diversification, and complement existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, the opportunity to generate profitability that meets or exceeds industry averages, proven operating histories, sound management and certain clearly identifiable cost synergies.

Fiscal Year

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2023, fiscal 2022, fiscal 2020, and fiscal 2019 each consisted of 52 weeks of operations. Fiscal 2021 consisted of 53 weeks of operations. Fiscal 2024 will consist of 52 weeks of operations.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during fiscal 2023, fiscal 2022, and fiscal 2021, accounting for approximately 66.7%, 66.2%, and 74.1%, of our total contract revenues, respectively. During fiscal 2023, we derived approximately 25.2% of our total contract revenues from AT&T Inc., 12.7% from Lumen Technologies Inc., 11.3% from Comcast Corporation, 9.1% from Verizon Communications, Inc., and 8.5% from Frontier Communications Corporation. We believe that a substantial portion of our total contract revenues and operating income will continue to be generated from a concentrated group of customers and that the identity and proportion of our contract revenues arising from our work for our top five customers will fluctuate.

We serve our markets locally through dedicated and experienced personnel. Our sales and marketing efforts are the responsibility of the management teams of our operating companies. These teams possess intimate knowledge of their particular markets, allowing us to be responsive to customer needs. Executive management supports these efforts, both at the local and national levels, focusing on contacts with the appropriate personnel within our customers’ organizations.

We perform a significant amount of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In most cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, occasionally we are able to negotiate extensions to these agreements. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term

(with terms less than one year) and often include customary retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.

Cyclicality and Seasonality

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, including the cost of capital, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, and our customers’ positioning and strategic plans. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

Backlog

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.141 billion and $5.822 billion at January 28, 2023 and January 29, 2022, respectively. We expect to complete 56.3% of the January 28, 2023 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. All of our contracts may be cancelled by our customers, and work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. Historically, the amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded has not been material.

Backlog is not a measure defined by United States generally accepted accounting principles (“GAAP”) and should be considered in addition to, but not as a substitute for information provided in accordance with GAAP. Participants in our industry also disclose a calculation of their backlog; however, our methodology for determining backlog may not be comparable to the methodologies used by others. We utilize our calculation of backlog to assist in measuring aggregate awards under existing contractual relationships with our customers. We believe our backlog disclosures will assist investors in better understanding this estimate of the services to be performed pursuant to awards by our customers under existing contractual relationships.

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

Human Capital Resources

We believe that our employees are our most important resources and are critical to our continued success. We employed approximately 15,410 persons as of January 28, 2023. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. We are committed to hiring, developing and supporting a diverse and inclusive workplace.

Each employee, officer and director of the Company must adhere to the highest standards of business ethics when dealing with each other and with customers, suppliers and all other persons as outlined in our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers (collectively, the “Code of Conduct”). The Code of Conduct requires all employees to conduct all business dealings with honesty and candor and with respect for the law and the highest standard of ethical behavior. Personal integrity, good faith and fair dealing, the respectful treatment of others, and all other attributes of good behavior are essential for our employees, but special responsibility to uphold these values rests on our officers, managers and supervisors as they establish the climate for all other employees. Officers, managers and supervisors are required to create a work environment that encourages employees to discuss concerns without fear of retaliation. Should potential violations of the Code of Conduct or the law occur, employees are encouraged to voice concerns promptly and are reminded that retaliation against anyone who reports a potential violation in good faith will not be tolerated. All employees are required to complete the training on the Code of Conduct and Ethics, and we report material matters related to the Code of Conduct to the Audit Committee of our Board.

The success of our business is fundamentally connected to the safety and well-being of our people. We are committed to instilling safe work habits through proper training and supervision of our employees and expect adherence to safety practices that ensure a safe work environment. Our safety programs require employees to participate both in safety training required by law and training that is specifically relevant to the work they perform. Safety directors review incidents, examine trends, and implement changes in procedures to address safety issues.

Our Board of Directors, through our Compensation Committee and our Corporate Governance Committee, provides oversight on employee matters. The Compensation Committee receives updates on activities, strategies and initiatives related to the compensation and retention of our employees, and our Corporate Governance Committee oversees environmental, social and human capital matters, as well as the development and succession planning of senior management.

Subcontractors and Materials

We contract with subcontractors to perform a significant amount of our work and to manage fluctuations in work volumes and to reduce the amount we expend on fixed assets and working capital. These subcontractors are typically small, privately owned companies that provide their own employees, vehicles, tools and insurance coverage. No individual subcontractor is financially significant to the Company.

For a majority of the contract services we perform, we are provided the majority of the required materials by our customers. Because our customers retain the financial and performance risk associated with materials they provide, we do not include the costs associated with those materials in our contract revenues or costs of earned revenues. Under contracts that require us to supply part or all of the required materials, we typically do not depend upon any one source for those materials.

Risk Management and Insurance

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
Business. We are subject to a number of state and federal laws and regulations, including those related to utility oversight contractor licensing and the operation of our fleet. If we are not in compliance with these laws and regulations, we may be unable to perform services for our customers and may also be subject to fines, penalties, and the suspension or revocation of our licenses.
Information About Our Executive Officers

The following table sets forth certain information concerning the Company’s executive officers as of January 28, 2023, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	59	Chairman, President and Chief Executive Officer	February 26, 1996
Daniel S. Peyovich	47	Executive Vice President and Chief Operating Officer	January 6, 2021
H. Andrew DeFerrari	54	Senior Vice President and Chief Financial Officer	November 22, 2005
Jason T. Lawson	52	Vice President and Chief Human Resources Officer	October 10, 2022
Ryan F. Urness	50	Vice President, General Counsel and Corporate Secretary	May 21, 2019

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

Daniel S. Peyovich has been the Company’s Executive Vice President and Chief Operating Officer since May 2021. Prior to that, Mr. Peyovich was the Company’s Executive Vice President of Operations. Before joining the Company in January 2021, Mr. Peyovich spent 21 years in various leadership and management roles at Balfour Beatty Construction, including serving as President of its Northwest Division since 2013.

H. Andrew DeFerrari has been the Company’s Senior Vice President and Chief Financial Officer since April 2008. Prior to that, Mr. DeFerrari was the Company’s Vice President and Chief Accounting Officer since November 2005 and was the Company’s Financial Controller from July 2004 through November 2005. Mr. DeFerrari was previously a senior audit manager with Ernst & Young Americas, LLC.

Jason T. Lawson has been the Company’s Vice President and Chief Human Resources Officer since October 2022. Prior to joining the Company, Mr. Lawson held various leadership positions in human resources for Installed Building Products (IBP), one of the nation’s leading installers of insulation and other building products, where he most recently served as IBP’s Vice President of Human Resources.

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

Risks Related to Financial Performance or General Economic Conditions

Economic downturns, uncertain economic conditions, and capital market fluctuations may affect our customers’ spending on the services we provide. Macroeconomic conditions, including inflation, slower growth or recessionary conditions, changes to fiscal and monetary policy, availability of credit, and interest rates could materially adversely affect demand for our services and the availability and cost of the materials and equipment we need to deliver our services. During periods of elevated and prolonged economic uncertainty our customers may delay, reduce or eliminate their spending on the services we provide. In addition, volatility in the debt or equity markets may impact our customers’ access to capital and result in the reduction or elimination of spending on the services we provide. Our vendors, suppliers and subcontractors may also be adversely affected by these conditions. These conditions, which can develop rapidly, could adversely affect our revenues, results of operations, and liquidity.

We derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and liquidity. Our customer base is highly concentrated, with our top five customers during fiscal 2023, fiscal 2022, and fiscal 2021 accounting for approximately 66.7%, 66.2%, and 74.1%, of our total contract revenues, respectively. Our industry is highly competitive and the revenue we expect from an existing customer in any market could fail to be realized if competitors who offer comparable services to our customers do so on more favorable terms or have a better relationship with a customer. Additionally, the continued consolidation of the telecommunications industry could result in the loss of a customer if, as a result of a merger or acquisition involving one or more of our customers, the surviving entity chooses to use one of our competitors for the services we currently provide.

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

Pandemics and public health emergencies could materially disrupt our business and negatively impact our operating results, cash flows and financial condition. Pandemics and public health emergencies, such as the COVID-19 pandemic, may impact our operating results, cash flows and financial condition in ways that are uncertain, unpredictable and outside of our control. The extent of the impact of such an event depends on the severity and duration of the public health emergency or pandemic, as well as the nature and duration of federal, state and local laws, orders, rules, emergency temporary standards, regulations and mandates, together with protocols and contractual requirements implemented by our customers, that may be enacted or newly enforced in response. Additionally, our ability to perform our work during such an event may be dependent on the governmental or societal responses to these circumstances in the markets in which we operate. A pandemic or public health emergency is likely to heighten and exacerbate the risks described herein. We experienced many of these risks in connection with the COVID-19 pandemic. Any resurgence of infection rates or the spread of new variants or viruses could trigger a return of many of the risks and circumstances we experienced in connection with the COVID-19 pandemic, which could adversely affect our revenues, results of operations, and liquidity.

Seasonality and adverse weather conditions affect demand for our services. Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

We derive a significant portion of our revenues from multi-year master service agreements and other long-term contracts which our customers may cancel at any time or may reschedule or modify previously assigned work. The majority of our long-term contracts are cancellable by our customers with little or no advance notice and for any, or no, reason. Our customers may also have the right to cancel or remove assigned work without canceling the contract or to reschedule or modify previously assigned work. In addition, these contracts typically include a fixed term that is subject to renewal or rebid on a periodic basis. We may be unsuccessful in securing contracts when their fixed terms expire. Our projected revenues assume that definitive work orders have been, or will be, issued by our customer, and that the work will be completed. The potential loss of work under master service agreements and other long-term contracts, or the rescheduling or modification of previously assigned work by a customer, could adversely affect our results of operations, cash flows, and liquidity, as well as any projections we provide.

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

Our backlog is subject to reduction or cancellation, and revenues may be realized in different periods than initially reflected in our backlog. Our backlog includes the estimated uncompleted portion of services to be performed under master services agreements and other contractual agreements with our customers. These estimates are based on, among other things, contract terms and projections regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated using as an input the amount of work performed in the preceding 12 month period, when applicable. Backlog for newly initiated master service agreements and other long and short-term contracts is estimated using the anticipated scope of the contract and information received from the customer in the procurement process.

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Our estimates of our customers’ requirements during a future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain estimate of the amount of, and timing of, future revenues and earnings.

We have a significant amount of accounts receivable and contract assets, which could become uncollectible. We extend credit to our customers because we perform work under contracts prior to being able to bill for that work. Deteriorating conditions in the industries we serve, bankruptcies, or financial difficulties of a customer or within the telecommunications sector generally may impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. In addition, although in some instances we may have the right to file liens for certain projects, we may not be successful in enforcing those liens. The failure or delay in payment by one or more of our customers could reduce our cash flows and adversely affect our liquidity and results of operations.

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

Regulatory changes and requirements associated with government funding that is associated with certain capital spending initiatives of our customers may affect their spending on the services we provide. Our customers operate in regulated industries and are subject to laws and regulations that can change frequently. Additionally, where our customers utilize governmental funding sources in connection with the work they contract us to perform, such work may be subject to new or enhanced regulatory requirements and compliance obligations. The application of new or enhanced regulatory requirements or obligations, or changes to the enforcement or interpretation of existing laws or regulations, may delay or constrain our ability to perform our work, increase our costs to perform our work without a corresponding increase in payment from our customers, and could cause our customers to reduce or delay spending on the services we provide, which could adversely affect our revenues, results of operations, and liquidity.

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

Our business is labor-intensive, and we may be unable to attract, retain and ensure the productivity of qualified employees or to pass increased labor and training costs to our customers. We are highly dependent upon our ability to employ, train, retain, and ensure the productivity of the skilled personnel needed to operate our business. Given the highly specialized work we perform, many of our employees receive training in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. We cannot be certain that we will be able to maintain and ensure the productivity of the skilled labor force necessary to operate our business. Our ability to do so depends on a number of factors, such as the general rate of employment, competition for employees possessing the skills we need, the general health and welfare of our employees and the level of compensation required to hire, train and retain qualified employees. In addition, the uncertainty of contract awards and project delays can also present difficulties in appropriately sizing our skilled labor force. Furthermore, due to the fixed price nature of the tasks in our contracts, we may be unable to pass increases in labor and training costs on to our customers. If we are unable to attract or retain qualified employees or incur additional labor and training costs, our results of operations could be adversely affected.

We may be unable to secure subcontractors to fulfill our obligations, or our subcontractors may fail to satisfy their obligations to us, either of which may adversely affect our relationships with our customers or cause us to incur additional costs. We contract with subcontractors to manage fluctuations in work volumes and reduce the amounts that we would otherwise expend on fixed assets and working capital. If we are unable to secure qualified subcontractors who can provide adequate labor resources at a reasonable cost, we may be delayed or unable to complete our work under a contract on a timely basis. In addition, we may have disputes with these subcontractors arising from, among other things, the quality and timeliness of the work they have performed. We may incur additional costs to correct such shortfalls in the work performed by subcontractors. Any of these factors could negatively impact the quality of our service, our ability to perform under certain customer contracts, and our relationships with our customers, which could adversely affect our results of operations.

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

We may incur impairment charges on goodwill or other intangible assets. We assess goodwill and other indefinite-lived intangible assets for impairment annually in order to determine whether their carrying value exceeds their fair value. Reporting units are tested more frequently if an event occurs or circumstances change between annual tests that indicate their fair value may be below their carrying value. If we determine the fair value of the goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized.

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

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2023, our common stock fluctuated from a low of $76.79 per share to a high of $121.11 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

•events impacting us, or our competitors, with respect to significant contracts, acquisitions or dispositions, fluctuations in operating results, or change to capital structure;

•announcements by our customers regarding their capital spending and start-up, deferral or cancellation of projects, or their mergers and acquisitions activities;

•the commercialization of new technologies impacting the services that we provide to our customers;

•regulatory and compliance obligations associated with government funding provided to our customers in connection with the work we perform, other regulatory actions, and changes in tax laws;

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

Risks Related to the Operation of Our Business

Our operations involve activities that are often inherently dangerous and are performed at times in complex or sensitive environments. If our activities result in, or if it is alleged that our activities have resulted in, damage or destruction to the real or personal property of others, or in injury or death to others, we could be exposed to significant financial losses and reputational harm, as well as civil and criminal liabilities. Our operations involve dangerous activities such as underground drilling and the use of mechanized equipment. These activities and their effects could result in, or be alleged to have resulted in, damage to the real and personal property of others, and cause personal injury or death to third parties or our employees. In many instances, our activities are performed in close proximity to other utilities which, if damaged, may result in the occurrence of catastrophic events. Additionally, we may perform our activities in environmentally sensitive locations or in locations that may be susceptible to catastrophic events, including wildfires. If our activities cause or contribute to, or are alleged to have caused or contributed to, a catastrophic event, we could be exposed to severe financial losses and reputational harm. We procure insurance coverage to cover many of these risks; however, there can be no assurance that these coverages will continue to be available to us on commercially reasonable terms, or at all, or that they are adequate in scope or amount to address financial losses from these risks. As a result, we could incur significant costs to defend any such allegations, defend and indemnify our customers, repair and replace assets, or to compensate third parties; reputational harm could result in the loss of future revenue-generating opportunities; or we may be subject to civil and, in certain situations, criminal liabilities.

Changes in the cost or availability of materials may adversely affect our revenues and results of operations. For a majority of the contract services we perform, customers provide the necessary materials. Under other contracts, we supply part, or all, of the necessary materials. If we, or our customers, are unable to procure the materials necessary to the contract services we perform, or if those materials are only available at prices that make our work unprofitable, our revenues and results of operations could be adversely affected.

A failure, outage, or cybersecurity breach of our technology systems or those of third-party providers may adversely affect our operations and financial results. We are dependent on technology to operate our business, to engage with our customers and other third parties, and to increase the efficiency and effectiveness of the services we offer our customers. We use both our own information technology systems and the information technology systems and expertise of third-party service providers to manage our operations, process data for our financial reporting, and perform other business processes. We also use information technology systems to record, transmit, store, and protect sensitive data, including the sensitive data of our employees and customers. A cyber-security attack, computer viruses, security breaches, or vandalism on these information technology systems may result in our inability to access and utilize these systems, create or contribute to significant financial losses, and may negatively impact our reputation. The systems of our customers that we utilize to transmit and receive information could also fail or be subject to a cybersecurity attack. Any of these occurrences could disrupt our business or the delivery of services to our customers, result in potential liabilities, the termination of contracts, divert the attention of management from effectively operating our business, cause significant reputational damage, or otherwise have an adverse effect on our financial results. We may also need to expend significant additional resources to protect against cybersecurity threats or to address actual breaches or to redress problems caused by cybersecurity breaches.

We have experienced cybersecurity threats to our information technology infrastructure and attacks attempting to breach our systems and other similar incidents. In 2017, we determined that certain of our computer systems containing Company financial information were subject to unauthorized access. Law enforcement authorities were notified and new security enhancements and protocols were implemented. Although these prior cybersecurity incidents have not had a material impact on our results of operations, financial position, or liquidity, there is no assurance that future threats would not cause harm to our business and our reputation, and adversely affect our results of operations, financial position, and liquidity.

A failure in our information technology systems could negatively impact our business. We rely on information technology systems to record and process transactions, manage our business, and maintain the financial accuracy of our records. Our information technology systems may be adversely impacted by various factors, including power outages, software and hardware failures, connectivity outages, catastrophic events, and human error. Interruptions to our information systems could disrupt our business, delay our financial reporting, and could result in the loss of revenue, and cause us to incur additional expense. We are in the process of implementing an Enterprise Resource Planning (ERP) system to upgrade and standardize our information technology systems. This implementation is expected to occur in phases over the next several years. Any delays or failures to achieve our implementation goals may adversely impact our financial results. In addition, the failure to complete the implementation on a timely basis, or to adequately address the necessary readiness and training needs of our personnel, could lead to business disruption, negatively affect our customer relationships, and restrict our ability to execute our business strategy, which could adversely affect our business.

The loss or long-term incapacitation of one or more of our executive officers or other key employees could adversely affect our business. We depend on the continued and ongoing services of our executive officers and other key employees, including the senior management of our subsidiaries. In many instances, these employees have significant experience and expertise in our industry. These key employees often possess and maintain key relationships with our customers and subcontractors that would be difficult to replace. Competition for senior management personnel is intense and we cannot be certain that any of our executive officers or other key management personnel will remain employed by us or that they will otherwise be able to provide service to us for any length of time. Additionally, we may not have adequate succession planning in place to ensure that our key employees can be replaced if they are no longer employed by us. We do not carry “key-person” life or disability insurance on any of our employees. The loss or long-term incapacitation of any one of our executive officers or other key employees could negatively affect our customer relationships or the ability to execute our business strategy, which could adversely affect our business.

The preparation of our financial statements requires management to make certain estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated precisely from available data at the time that these estimates are made and, accordingly, requires the use of management’s judgment. Estimates and assumptions are primarily used in our assessment of the recognition of revenue under the cost-to-cost method of progress, job-specific costs, accrued insurance claims, the allowance for doubtful accounts, accruals for contingencies, stock-based compensation expense for performance-based stock awards, the fair value of reporting units for the goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, and income taxes. When made, we believe such estimates and assumptions are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and assumptions, and such differences may be material to our financial statements.

Risks Related to Laws and Regulations

Our failure to comply with occupational health and workplace safety requirements could result in significant liabilities or enforcement actions and adversely impact our ability to perform services for our customers. Our operations are subject to strict laws and regulations governing workplace safety. Our workers frequently operate heavy machinery, work on and in the vicinity of electrical and gas lines, perform their work at heights, and engage in other potentially dangerous activities which could subject them and others to injury or death. If, in the course of our operations, it is determined we have violated safety regulations, our operations may be disrupted and we may be subject to penalties, fines or, in extreme cases, criminal sanctions. In addition, if our safety performance were to deteriorate, customers could decide to cancel our contracts or not award us future business. These factors could adversely affect our results of operations and financial position.

Our failure to comply with worker eligibility and immigration laws could result in significant liabilities and harm our reputation with our customers, as well as cause disruption to our operations. If we fail to comply with these laws our operations may be disrupted, and we may be subject to fines or, in extreme cases, criminal sanctions. In addition, many of our customer contracts specifically require compliance with worker eligibility and immigration laws and in some cases our customers audit compliance with these laws. Further, several of our customers require that we ensure our subcontractors comply with these laws with respect to the workers that perform services for them. A failure to comply with these laws could damage our reputation and may result in the cancellation of our contracts by our customers, or a decision by our customers not to award us future business. These factors could adversely affect our results of operations and financial position.

Our failure to comply with various laws and regulations related to the construction and operation of utilities, contractor licensing and the operation of our fleet of commercial motor vehicles could result in significant liabilities. We are subject to a number of state and federal laws and regulations, including those related to the construction and operation of utilities, contractor licensing and the operation of our fleet of commercial motor vehicles. If we are not in compliance with these laws and regulations, we may be unable to perform services for our customers and may also be subject to fines, penalties, and the suspension or revocation of our licenses. Our failure to comply with these laws and regulations may affect our ability to operate and could require us to incur significant costs that adversely affect our results of operations.

Our failure to comply with environmental laws could result in significant liabilities. A significant portion of the work we perform is associated with the underground networks of our customers and we often operate in close proximity to pipelines, sewer lines, or underground storage tanks that may contain hazardous substances. We could be subject to liabilities in the event that we fail to comply with environmental laws or regulations or if we cause or are responsible for the release of hazardous substances or other environmental damages. These liabilities could result in significant costs including remediation costs, fines, third-party claims for property damage, or personal injury, and, in extreme cases, criminal sanctions. These costs, as well as any direct impact to ongoing operations, could adversely affect our results of operations and cash flows. In addition, new laws and regulations, altered enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, or the imposition of new remediation requirements could require us to incur significant costs or create new or increased liabilities that could adversely affect our results of operations and financial position.

We retain the risk of loss for the occurrence of certain liabilities. We retain the risk of loss, up to certain limits in our insurance program, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), environmental liability, workers’ compensation, and employee group health. We are effectively self-insured for the majority of claims because most claims against us fall below the deductibles or retention levels of our insurance policies. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure and any claims that reach these retained levels of exposure are self-insured. We estimate and develop our reserve accruals for these claims, including losses incurred but not reported, based on facts, circumstances, and historical evidence. However, the estimate for accrued insurance claims remains subject to uncertainty as our ultimate losses may depend on factors not known at the time such estimates are made. These factors include the estimated development of claims, the payment pattern of claims incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions, and court interpretations. Should the cost of actual claims exceed what we have anticipated, our recorded reserves may not be sufficient, and we could incur additional charges that could adversely affect our results of operations and financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Accrued Insurance Claims, and Note 10, Accrued Insurance Claims, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We may be subject to litigation, indemnity claims, and other disputes, which could result in significant liabilities and adversely impact our financial results. From time to time, we are subject to lawsuits, arbitration proceedings, and other claims brought or threatened against us by various parties, including our customers. These actions and proceedings may involve claims for, among other things, compensation for personal injury, workers’ compensation, wage and hour violations, employment discrimination, harassment, retaliation, and other employment-related damages, breach of contract, property damage, multiemployer pension plan withdrawal liabilities, liquidated damages, consequential damages, punitive damages, statutory damages, and civil penalties, other losses, or injunctive or declaratory relief. In addition, we may also be subject to class action lawsuits, including those alleging violations of the Fair Labor Standards Act, state and municipal wage and hour laws, and misclassification of independent contractors. We also indemnify our customers for claims arising out of or related to the services we provide and our actions or omissions under our contracts. In some instances, we may be allocated risk through our contract terms for the actions or omissions of our customers, subcontractors, or other third parties.

Due to the inherent uncertainties of litigation and other dispute resolution proceedings, we cannot accurately predict the ultimate outcome of these matters. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Class action lawsuits may seek recovery of very large or indeterminate amounts. Accordingly, the magnitude of the potential loss may remain unknown for substantial periods of time. These proceedings could result in substantial costs and may require us to devote substantial resources to our defense. The ultimate resolution of any litigation or proceeding through settlement, mediation, or a judgment could have a material impact on our reputation and adversely affect our results of operations and financial position. See Item 3. Legal Proceedings, and Note 20, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We may be subject to warranty claims, which could result in significant liabilities and adversely impact our financial results. We typically warrant the services we provide by guaranteeing the work performed against defects in workmanship and materials or where our services are not provided in a manner consistent with applicable requirements. When these claims occur, we may be required to repair or replace our work without receiving any additional compensation and we may be liable to our customers for significant monetary claims. Our performance of warranty services requires us to allocate resources that otherwise might be engaged in the provision of services that generate revenue. In addition, our customers often have the right to repair or replace warrantied items using the services of another provider and to charge the cost of the repair or replacement to us. Costs incurred for warranty claims, or reductions to revenue-generating activities arising from the allocation of resources to resolve warranty claims, could adversely affect our results of operations and financial position.

Our subsidiaries may participate in multiemployer pension plans from time to time under which we could incur significant liabilities. Pursuant to collective bargaining agreements, our subsidiaries may participate in various multiemployer pension plans from time to time that provide defined pension benefits to covered employees. Where applicable, we make periodic contributions to these plans to allow them to meet their pension benefit obligations to participants. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to providing benefits only to employees of that contributing employer. Under the Employee Retirement

Income Security Act (“ERISA”), absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon withdrawal from the plan for its proportionate share of the plan’s unfunded vested liability. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, if any of the plans in which we participate become significantly underfunded, as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions in the form of higher contribution rates or surcharges. This could occur because of a shrinking contribution base as a result of insolvency or withdrawal of other companies that currently contribute to these plans, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on plan assets, or other funding deficiencies. Requirements to pay increased contributions or a withdrawal liability could adversely affect our results of operations, financial position, and cash flows.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA, and an arbitrator has ruled that the subsidiary does not qualify for the statutory exemption. The subsidiary is appealing the arbitrator’s ruling on various grounds. There can be no assurance that the Company’s subsidiary will be successful in its appeal of the arbitrator’s ruling regarding this statutory exemption. In November 2016, this subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month, as required by ERISA. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded.

Anti-takeover provisions of Florida law and provisions in our articles of incorporation and by-laws could make it more difficult to effect an acquisition of our Company or a change in our control. We are subject to certain anti-takeover provisions of the Florida Business Corporation Act. These anti-takeover provisions could discourage or prevent a change in control. In addition, certain provisions of our articles of incorporation and by-laws could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management. For example, our board of directors is divided into three classes. At any annual meeting of our shareholders, our shareholders have the right to elect only approximately one-third of the directors on our board of directors. In addition, our articles of incorporation authorize our board of directors, without further shareholder approval, to issue up to 1,000,000 shares of preferred stock on such terms and with such rights as our board of directors may determine. The issuance of preferred stock could dilute the voting power of the holders of common stock, including by the grant of voting control to others. Our by-laws also restrict the right of shareholders to call a special meeting of shareholders. As a result, our shareholders may be unable to take advantage of opportunities to dispose of their stock in the Company at higher prices that may otherwise be available in connection with takeover attempts or under a merger or other proposal.

We may face challenges in setting and meeting our corporate social responsibility and sustainability goals. We have begun to assess and develop corporate social responsibility and sustainability goals for our company. Our customers, shareholders, and other constituents may not be satisfied with the corporate social responsibility and sustainability goals that we may set. Any targets or goals we do set will be subject to risks and uncertainties, many of which may be outside of our control, and it is possible that we may fail to achieve any goals and targets we do set. These risks and uncertainties include, but are not limited to: our ability to execute our operational strategies and achieve our goals; the availability of new technologies and equipment that operates on these technologies on a cost-effective basis; overlapping and contradictory requirements and scoring and evaluating our goals; the inability to effectively impose requirements on our suppliers and subcontractors; and the actions of competitors and competitive pressures. A failure to set appropriate corporate social responsibility and sustainability goals for our company, or our failure to meet these goals could adversely affect public perception of our business or customer or shareholder support.

Risks Related to Our Ability to Grow Our Business

We may not have access in the future to sufficient capital on favorable terms or at all. We may require additional capital to pursue acquisitions, fund capital expenditures, for working capital needs, or to respond to changing business conditions. Our existing debt agreements include restrictions on our ability to incur additional debt at certain levels. In addition, if we seek to incur more debt, we may be required to agree to additional covenants that further limit our operational and financial flexibility. If we pursue additional debt or equity financings, we cannot be certain that such funding will be available on terms acceptable to us, or at all. Our inability to access additional capital could adversely affect our liquidity and may limit our growth and ability to execute our business strategy.

Our debt obligations impose restrictions that may limit our operating and financial flexibility, and a failure to comply with these obligations could result in the acceleration of our debt. On April 1, 2021, the Company and certain of its subsidiaries amended its credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Agreement”) to among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As part of the amendment, the maturity of the Credit Agreement was extended to April 1, 2026. As of January 28, 2023, we had $332.5 million outstanding under the term loan facility and $47.5 million of outstanding letters of credit issued under our Credit Agreement. We had no outstanding borrowings under our revolving facility as of January 28, 2023. This Credit Agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. Our Credit Agreement also requires us to comply with certain financial covenants, including a consolidated net leverage ratio and a consolidated interest coverage ratio. These covenants in our Credit Agreement may prevent us from engaging in transactions that benefit us and may limit our flexibility in the execution of our business strategy.

Additionally, on April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The indenture governing the 2029 Notes includes cross-acceleration and cross-default provisions with our Credit Agreement. If our financial results fall below anticipated levels, we may be unable to comply with these covenants and a default under our Credit Agreement could result in the acceleration of our obligations under both our Credit Agreement and the indenture governing the 2029 Notes, which could adversely affect our liquidity and our ability to execute our business strategy.

The specialty contracting services industry in which we operate is highly competitive. We compete with other specialty contractors, including numerous local and regional providers, as well as several large corporations that may have financial, technical, and marketing resources exceeding ours. Relatively few barriers to entry exist in the markets in which we operate. Any organization may become a competitor if it has adequate financial resources and access to technical expertise, the ability to engage subcontractors, and the necessary equipment and materials. Additionally, our competitors may develop expertise, experience, and resources to provide services that are equal or superior to our services in price, quality, or availability, and we may be unable to maintain or enhance our competitive position. Furthermore, our customers generally require competitive bidding of our contracts upon the expiration of their terms. If competitors underbid us to procure business, we could be required to lower the prices we charge in order to retain contracts. Our revenues and results of operations could be adversely affected if our customers shift a significant portion of our work to a competitor, if we are unsuccessful in bidding or retaining projects, or if our ability to win projects requires us to provide our services at reduced margins.

We face competition from the in-house service organizations of our customers. We face competition from the in-house service organizations of our customers whose personnel perform the services that we provide. We can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future. Our revenues and results of operations could be adversely affected if our existing or prospective customers reduce the specialty contracting services that are outsourced to us.

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

Our failure to successfully integrate acquisitions could adversely affect our financial results. As part of our growth strategy, we may acquire companies that we expect to expand, complement, or diversify our business. The success of this strategy depends on our ability to realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations and the elimination of redundant costs. To realize these benefits, we must successfully integrate the operations of the acquired businesses with our existing operations. Integrating acquired businesses involves a number of operational challenges and risks, including diversion of management’s attention from our existing business; unanticipated issues in integrating information, communications, and other systems and consolidating corporate and administrative infrastructures; failure to manage successfully and coordinate the growth of the combined company; and failure to retain management and other key employees. These factors could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our results of operations and financial position. Additionally, any impairment of goodwill or other intangible assets as a result of our failure to successfully integrate acquisitions could adversely affect our results of operations and financial position.

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

Holders

As of February 28, 2023, there were approximately 552 holders of record of our $0.33 1/3 par value per share common stock.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 28, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2022 - November 26, 2022	—	$—	—	(2)
November 27, 2022 - December 24, 2022	—	$—	—	(2)
December 25, 2022 - January 28, 2023	210,000	$96.19	—	(2)
(1) All shares repurchased have been subsequently canceled.

(2) On March 2, 2022 the Company announced that its Board of Directors authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. During fiscal 2023 we repurchased 514,030 shares of common stock, at an average price of $94.80, for $48.7 million. As of January 28, 2023, $101.3 million remained available for repurchases.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group for fiscal 2017 through fiscal 2023. The selected peer group consists of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Primoris Services Corporation. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on July 31, 2017. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

Item 6. Selected Financial Data.

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2023, fiscal 2022, fiscal 2020, and fiscal 2019 each consisted of 52 weeks of operations. Fiscal 2021 consisted of 53 weeks of operations. Fiscal 2024 will consist of 52 weeks of operations. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal year.

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

	Fiscal Year Ended
	January 28, 2023	January 29, 2022(1)	January 30, 2021(2)	January 25, 2020(3)	January 26, 2019(3)
Operating Data:
Revenues	$3,808,462	$3,130,519	$3,199,165	$3,339,682	$3,127,700
Net income	$142,213	$48,574	$34,337	$57,215	$62,907
Earnings Per Common Share:
Basic	$4.81	$1.60	$1.08	$1.82	$2.01
Diluted	$4.74	$1.57	$1.07	$1.80	$1.97
Balance Sheet Data (at end of period):
Total assets(4)	$2,313,254	$2,118,224	$1,944,165	$2,217,631	$2,097,503
Long-term liabilities(4)	$974,948	$977,884	$684,367	$1,026,002	$1,008,344
Stockholders’ equity(5)	$868,755	$758,544	$811,308	$868,604	$804,168

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

(5) We did not repurchase any of our common stock during fiscal 2020 or fiscal 2019. The following table summarizes our share repurchases during fiscal 2023, 2022, and 2021:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Shares	514,030	1,231,638	1,324,381
Amount paid (dollars in millions)	$48.7	$106.1	$100.0
Average price per share	$94.80	$86.17	$75.51

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

Significant demand for broadband services is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have stated their belief that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. We believe this view is increasing the appetite for fiber deployments and that the industry effort to deploy high capacity fiber networks continues to meaningfully broaden the set of opportunities for our industry. Increasing access to high-capacity telecommunications continues to be crucial to society, especially in rural America. The Infrastructure Investment and Jobs Act (“Infrastructure Act”) includes over $40 billion for the construction of rural communications networks in unserved and underserved areas across the country. This represents an unprecedented level of support. In addition, substantially all states have commenced programs that will provide funding for telecommunications networks even prior to the initiation of funding under the Infrastructure Act.

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

Macro-economic conditions, including those impacting the cost of capital, may influence the execution of some industry plans. In addition, the market for labor remains tight in many regions around the country. Automotive and equipment supply chains remain challenged, particularly for the large truck chassis required for specialty equipment. Prices for capital equipment continue to increase. It remains to be seen how long these conditions may persist. We expect demand to continue to fluctuate amongst customers but are encouraged that several have newly initiated or reiterated their commitment to programs of significant size and duration. Within this context, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

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

Telephone companies are deploying fiber-to-the-home to enable gigabit high-speed connections. Increasingly, rural electric utilities are doing the same. Dramatically increased speeds for consumers are being provisioned and consumer data usage is growing, particularly upstream. Wireless construction activity in support of newly available spectrum bands continues this year. Federal and state support for rural deployments of communications networks is dramatically increasing in scale and duration. Cable operators are increasing fiber deployments in rural America. Capacity expansion projects are underway. Customers are consolidating supply chains creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 66.7%, 66.2%, and 74.1% of our total contract revenues during fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during fiscal 2023, fiscal 2022, or fiscal 2021:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
AT&T Inc.	25.2%	23.5%	16.7%
Lumen Technologies Inc.	12.7%	11.9%	16.9%
Comcast Corporation	11.3%	15.1%	16.7%
Verizon Communications Inc.	9.1%	11.3%	18.8%
Frontier Communications Corporation	8.5%	4.4%	2.0%
Windstream Corporation	2.3%	3.5%	5.0%
Charter Communications, Inc.	1.8%	2.2%	2.5%

In addition, another customer contributed 3.7%, 3.7% and 1.6% to our total contract revenues during fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, occasionally we are able to negotiate extensions to these agreements. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and at times include retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout.

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Multi-year master service agreements	79.5%	76.9%	71.7%
Other long-term contracts	10.5%	13.5%	18.3%
Total long-term contracts	90.0%	90.4%	90.0%

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies. The results of these businesses acquired are included in our consolidated financial statements from their respective dates of acquisition. During the fourth quarter of fiscal 2023, we acquired the assets of a telecommunications construction company for $0.4 million.

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

Contract Revenues. We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures, such as units delivered, are utilized to assess progress against specific contractual performance obligations for the majority of our services. For certain contracts, we use the cost-to-cost measure of progress as more fully described within Critical Accounting Policies and Estimates below.

Costs of Earned Revenues. Costs of earned revenues includes all direct costs of providing services under our contracts, including costs for direct labor provided by employees, services by subcontractors, operation of capital equipment (excluding depreciation), direct materials, costs of insuring our risks, and other direct costs. Under our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health.

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

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, trade names, and non-compete intangibles, which we amortize over their estimated useful lives. We recognize amortization of customer relationship intangibles on an accelerated basis as a function of the expected economic benefit and amortization of other finite-lived intangibles on a straight-line basis over their estimated useful lives.

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations and the amortization of debt issuance costs. In fiscal 2021 and fiscal 2022, interest expense also included the non cash amortization of our convertible senior notes debt discount. See Note 13, Debt, in the notes to the consolidated financial statements in this Annual Report on Form 10-K for information on debt issuance costs and the non-cash amortization of the debt discount.

Loss on Debt Extinguishment. Loss on debt extinguishment for fiscal 2022 of $0.1 million includes the write-off of deferred debt issuance costs on the 2021 Convertible Notes.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program.

Seasonality and Fluctuations in Operating Results. Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

Revenue Recognition. We perform a significant amount of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation.

For certain contracts, representing less than 5% of contract revenues during fiscal 2023, fiscal 2022, and fiscal 2021, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2023, fiscal 2022, and fiscal 2021.

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

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 28, 2023 and January 29, 2022, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

Goodwill and Intangible Assets. Goodwill and other indefinite-lived intangible assets are assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred.

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

We use judgment in assessing whether goodwill and intangible assets are impaired. Estimates of fair value are based on our projection of revenues, operating costs, and cash flows taking into consideration historical and anticipated future results, general economic and market conditions, as well as the impact of planned business or operational strategies. We determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Changes in our judgments and projections could result in significantly different estimates of fair value, potentially resulting in impairments of goodwill and other intangible assets. The inputs used for fair value measurements of the reporting units and other related indefinite-lived intangible assets are the lowest level (Level 3) inputs.

The Company’s goodwill arising from acquisitions resides in multiple reporting units and primarily relates to the value of expected synergies, anticipated expansion of its geographic presence, and the strengthening of the customer base. Goodwill and other indefinite-lived intangible assets are assessed for impairment annually, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, reduced revenues from the termination of contracts or the termination or delay of services under a contract or the loss of a customer, increased costs of providing services, and the level of overall economic activity. The individual reporting unit’s customers may also reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs anticipated when the reporting unit enters into contracts. Additionally, adverse economic conditions and future volatility in the equity and credit markets could impact the valuation of the Company’s reporting units. The cyclical nature of the reporting unit’s business, the high level of competition existing within its industry, and the concentration of its revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. Goodwill and indefinite lived intangible assets are required to be tested for impairment between annual tests if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value.

We performed our annual impairment assessment for fiscal 2023, fiscal 2022, and fiscal 2021, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods other than the first quarter of fiscal 2021 as described below. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. For the Company’s indefinite-lived intangible asset we performed a quantitative analysis for fiscal 2023 and a qualitative assessment for fiscal 2022 and 2021. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2023, fiscal 2022, and fiscal 2021;

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Terminal Growth Rate	2% - 3%	2% - 3%	3.0%
Discount Rate	11.5%	10.5%	10.0%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The increase in the discount rate for fiscal 2023 from fiscal 2022 was largely driven by increases in prevailing interest rates as observed in financial markets as of each valuation date. The increase in the discount rate for fiscal 2022 from fiscal 2021 was mainly a result of a heavier weighting of the cost of equity versus debt in fiscal 2022 as a result of market trends for capital structure. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2023 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2023 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units except for one. For this reporting unit with goodwill of $5.7 million, the excess of fair value above its carrying value was approximately 7% of the fair value. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2023 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units was not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2023 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 28, 2023, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

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

The fiscal 2021 interim impairment analysis for Broadband utilized the same valuation techniques used in the Company’s annual fiscal 2020 impairment analysis. The key assumptions used to determine the fair value of the Company’s reporting units during this interim impairment analysis were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with Broadband. Recent operating performance, along with key assumptions for specific customer and industry opportunities, were used during the fiscal 2021 interim impairment analysis. The terminal growth rate used in the fiscal 2021 interim assessment was 1.5% as compared to 3.0% in the fiscal 2020 assessment reflecting lower long-term demand levels. The discount rate used in the fiscal 2021 interim assessment was 12% compared to 10% in the fiscal 2020 assessment reflecting increased risk associated with the outlook of Broadband.

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

For workers’ compensation losses during fiscal 2023, 2022, and 2021, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2023, 2022, and 2021, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for automobile and general liability for the next $5.0 million on a per-occurrence basis with aggregate stop loss limits of $11.5 million within this layer of retention over the period from fiscal 2021 to fiscal 2023. During fiscal 2023 we retained $5.0 million risk of loss on a per occurrence basis for losses between $10.0 million and $15.0 million, if any. Additionally, during fiscal 2023 and 2022 we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For the calendar year 2020, we retained the risk of loss on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. For the calendar years 2021, 2022, and 2023, we retain the risk of loss on an annual basis, up to the first $600,000 of claims per participant.

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

	January 28, 2023	January 29, 2022
Accrued insurance claims - current	$41,043	$36,805
Accrued insurance claims - non-current	49,347	48,238
Accrued insurance claims	$90,390	$85,043

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$756
Non-current (included in Other assets)	4,957	3,687
Insurance recoveries/receivables	$4,957	$4,443

The liability for total accrued insurance claims included incurred but not reported losses of approximately $48.0 million as of January 28, 2023 and January 29, 2022.

We estimate the liability for claims based on facts, circumstances, and historical experience. Recorded loss reserves are settled over time and are not discounted. Factors affecting the determination of the expected cost for existing and incurred but not reported claims include, but are not limited to, the magnitude and quantity of future claims, the payment pattern of claims which have been incurred, changes in the medical condition of claimants, and other factors such as inflation, tort reform or other legislative changes, unfavorable jury decisions, and court interpretations.

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

Fluctuations in our effective income tax rate were attributable to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, impacts of tax filings for prior years, and changes in unrecognized tax benefits.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	January 28, 2023		January 29, 2022
Contract revenues	$3,808.5	100.0%	$3,130.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	3,160.3	83.0	2,633.9	84.1
General and administrative	293.5	7.7	262.4	8.4
Depreciation and amortization	144.2	3.8	152.7	4.9
Total	3,597.9	94.5	3,049.0	97.4
Interest expense, net	(40.6)	(1.1)	(33.2)	(1.1)
Loss on debt extinguishment	—	—	(0.1)	—
Other income, net	10.2	0.3	4.4	0.1
Income before income taxes	180.1	4.7	52.8	1.7
Provision for income taxes	37.9	1.0	4.2	0.1
Net income	$142.2	3.7%	$48.6	1.6%

Contract Revenues. Contract revenues were $3.808 billion during fiscal 2023 compared to $3.131 billion during fiscal 2022. Fiscal 2023 and fiscal 2022 had 52 weeks of operations.

Excluding $3.9 million of contract revenues from storm restoration services in fiscal 2022, contract revenues increased by $681.8 million during fiscal 2023 compared to fiscal 2022. Contract revenues increased by $223.0 million for a large telecommunications customer for fiber deployments and for improvements to its network, and by $185.4 million and $110.8 million, respectively, for two telecommunications customers primarily for fiber deployments. Partially offsetting these increases, contract revenues decreased by $42.8 million for a leading cable multiple system operator from installation, maintenance and construction services, $21.4 million for services performed for a telecommunications customer in connection with rural services, and by $5.3 million for a large telecommunications customer primarily related to fiber deployments. All other customers had net increases in contract revenues of $232.1 million on a combined basis during fiscal 2023 compared to fiscal 2022.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.7%, 7.2%, and 3.1%, respectively, for fiscal 2023 compared to 88.7%, 8.2%, and 3.1%, respectively, for fiscal 2022.

Costs of Earned Revenues. Costs of earned revenues increased to $3.160 billion, or 83.0% of contract revenues, during fiscal 2023 compared to $2.634 billion, or 84.1% of contract revenues, during fiscal 2022. The primary component of the increase was a $402.5 million aggregate increase in direct labor and subcontractor costs. The increase was further due to a $42.3 million increase in other direct costs, $41.8 million increase in equipment maintenance and fuel costs combined, and a $39.8 million increase in direct materials.

Costs of earned revenues as a percentage of contract revenues decreased 1.2% during fiscal 2023 compared to fiscal 2022. As a percentage of contract revenues, labor and subcontracted labor costs decreased 1.1% primarily due to the mix of work performed. Equipment maintenance and fuel costs combined increased 0.3% as a percentage of contract revenues primarily resulting from an increase in fuel prices. Direct materials decreased 0.2% primarily as a result of our mix of work in which we provide materials for our customers and other direct costs decreased 0.1% as a percentage of contract revenues during fiscal 2023.

General and Administrative Expenses. General and administrative expenses increased to $293.5 million, or 7.7% of contract revenues, during fiscal 2023 compared to $262.4 million, or 8.4% of contract revenues, during fiscal 2022. The increase in total general and administrative expenses primarily resulted from increased administrative, payroll and other costs, including performance based compensation and stock-based compensation.

Depreciation and Amortization. Depreciation expense was $128.8 million, or 3.4% of contract revenues, during fiscal 2023, compared to $135.2 million, or 4.3% of contract revenues, during fiscal 2022. The decrease in depreciation expense during fiscal 2023 was primarily due certain assets becoming fully depreciated or sold and the timing of capital expenditures. Amortization expense was $15.3 million and $17.5 million during fiscal 2023 and fiscal 2022, respectively.

Interest Expense, Net. Interest expense, net was $40.6 million and $33.2 million during fiscal 2023 and fiscal 2022, respectively. Interest expense included $1.7 million during fiscal 2022 for the non-cash amortization of the debt discount associated with the 0.75% convertible senior notes due September 2021 (the “2021 Convertible Notes”). Excluding this amortization, interest expense, net increased to $40.6 million during fiscal 2023 from $31.5 million during fiscal 2022 as a result of higher interest rates on funded debt balances and higher outstanding borrowings during the current period.

Other Income, Net. Other income, net was $10.2 million and $4.4 million during fiscal 2023 and fiscal 2022, respectively. The change in other income, net was primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $16.8 million and $4.2 million during fiscal 2023 and fiscal 2022, respectively. Other income, net also includes expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Loss on Debt Extinguishment. Loss on debt extinguishment for fiscal 2022 of $0.1 million includes the write-off of deferred debt issuance costs on the 2021 Convertible Notes.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2023 and fiscal 2022 (dollars in millions):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Income tax provision	$37.9	$4.2
Effective income tax rate	21.0%	8.0%

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, impacts of tax filings for prior years, and changes in unrecognized tax benefits.

Net Income. Net income was $142.2 million for fiscal 2023 compared to $48.6 million for fiscal 2022.

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

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Net income	$142,213	$48,574
Interest expense, net	40,618	33,166
Provision for income taxes	37,909	4,202
Depreciation and amortization	144,181	152,652
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	364,921	238,594
Gain on sale of fixed assets	(16,759)	(4,203)
Stock-based compensation expense	17,927	9,866
Loss on debt extinguishment	—	62
Non-GAAP Adjusted EBITDA	$366,089	$244,319

Non-GAAP Adjusted EBITDA % of contract revenues	9.6%	7.8%

A discussion of our financial results for fiscal 2022 compared to our financial for fiscal 2021 can be found in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed on March 4, 2022.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $224.2 million as of January 28, 2023, compared to $310.8 million as of January 29, 2022. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,040.6 million as of January 28, 2023 compared to $991.8 million as of January 29, 2022.

Capital resources are used primarily to purchase equipment and maintain sufficient levels of working capital to support our contractual commitments to customers. We periodically draw upon and repay our revolving credit facility depending on our cash requirements. We currently intend to retain any earnings for use in the business and other capital allocation strategies which may include investment in acquisitions and share repurchases. Consequently, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement, and cash on hand. We expect capital expenditures, net of disposals, to range from $220.0 million to $230.0 million during fiscal 2024 to support growth opportunities and the replacement of certain fleet assets.

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our credit agreement, are sufficient to meet our financial obligations. These obligations include payments on our debt, working capital requirements, and the purchase of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, experience difficulty or delays in collecting amounts owed to us by our customers, increase our working capital in connection with new or existing customer programs, or we repurchase our common stock, or repay credit agreement borrowings. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for fiscal 2023 and fiscal 2022 (dollars in millions):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Net cash flows:
Provided by operating activities	$164.8	$308.7
Used in investing activities	$(183.9)	$(151.7)
(Used in) provided by financing activities	$(67.4)	$142.0

Cash Provided by Operating Activities. During fiscal 2023, net cash provided by operating activities was $164.8 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $164.8 million of operating cash flow during fiscal 2023. Working capital changes that used operating cash flow during fiscal 2023 included an increase in accounts receivable of $173.7 million, other current assets and inventories of $41.3 million, contract assets, net of $18.4 million, and a decrease in accrued liabilities of $10.0 million. Changes that provided operating cash flow during fiscal 2023 included an increase in accounts payable of $49.4 million and a decrease in other assets of $5.7 million. In addition, an increase in income tax payable and a decrease in income tax receivable provided $23.5 million in operating cash flow during fiscal 2023.

The primary non-cash items in cash flows from operating activities during the current and prior periods are depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, goodwill impairment charge in fiscal 2021, gain and loss on debt extinguishment and provision for bad debt.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 108 days as of both January 28, 2023 and January 29, 2022.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of January 28, 2023 and January 29, 2022 and Note 19, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of January 28, 2023 or January 29, 2022.

During fiscal 2022, net cash provided by operating activities was $308.7 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities provided $54.4 million of operating cash flow during fiscal 2022. Working capital changes that provided operating cash flow during fiscal 2022 included a decrease in contract assets, net of $177.0 million and other assets of $2.2 million. Changes that used operating cash flow during fiscal 2022 included a decrease in accrued liabilities of $49.7 million and accounts payable of $4.9 million. In addition, an increase in accounts receivable of $40.7 million, other current assets and inventories of $12.3 million and net increase in income tax receivable of $17.2 million, each primarily as a result of the timing of payments, used operating cash flow during fiscal 2022.

Cash Used in Investing Activities. Net cash used in investing activities was $183.9 million during fiscal 2023. Capital expenditures of $201.0 million were for the replacement of certain fleet assets and new work opportunities. Additionally, we acquired the assets of a telecommunications contraction company for $0.4 million. Proceeds from sale of assets were $17.4 million.

Net cash used in investing activities was $151.7 million during fiscal 2022. During fiscal 2022, capital expenditures of $157.0 million, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets, were offset in part by proceeds from the sale of assets of $5.4 million.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $67.4 million during fiscal 2023. The primary source of cash used in financing activities during fiscal 2023 was the repurchase of 514,030 shares of our common stock in open market transactions, at an average price of $94.80 per share, for $48.7 million and principal payments on term loans of $17.5 million. The exercise of stock options provided $4.6 million during fiscal 2023 and we paid $5.8 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the period.

Net cash provided by financing activities was $142.0 million during fiscal 2022. The primary source of cash provided by financing activities during fiscal 2022 was the “2029 Notes” issued in a private placement in April 2021. This was primarily offset by a $58.3 million payment on long-term debt related to the repayment in full of our 2021 Convertible Notes during fiscal 2022 and an additional $0.7 million to unwind warrants associated with the remaining portion of the 2021 Convertible Notes that was repaid. In addition, we used $105.0 million of the proceeds from the 2029 Notes offering to repay outstanding borrowings under the revolving portion of our credit agreement and approximately $71.9 million to repay term loan borrowings under our credit agreement. We paid approximately $11.6 million in issuance costs and third party fees and expenses related to our financing transactions. We repurchased 1,231,638 shares of our common stock in open market transaction, at an average price of $86.17 per share, for $106.1 million. The exercise of stock options provided $2.3 million during fiscal 2022 and we paid $6.6 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the period.

Compliance with Credit Agreement. We are party to a credit agreement, dated as of October 19, 2018, as amended, with the various lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Agreement”) to among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As part of the amendment, the maturity of the Credit Agreement was extended to April 1, 2026.

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $350.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by 100% the equity interests of our direct and indirect domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting interests of our first-tier foreign subsidiaries (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated EBITDA, as defined by our Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

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

Standby letters of credit of approximately $47.5 million and $46.3 million, issued as part of our insurance program, were outstanding under our Credit Agreement as January 28, 2023 and January 29, 2022, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of January 28, 2023 and January 29, 2022 were as follows:

	Weighted Average Rate End of Period
	January 28, 2023	January 29, 2022
Borrowings - Term loan facility	6.21%	1.86%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%
(1) There were no outstanding borrowings under our revolving facility as of January 28, 2023.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 28, 2023 and January 29, 2022, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $602.5 million and $326.3 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 28, 2023 (dollars in thousands):

	Due in Fiscal 2024	Due Thereafter	Total
2029 Notes	$—	$500,000	$500,000
Credit agreement – term loan facility	17,500	315,000	332,500
Fixed interest payments on long-term debt(1)	22,500	123,750	146,250
Obligations under long-term operating leases(2)	30,501	44,046	74,547
Obligations under short-term operating leases(3)	922	—	922
Employment agreements	27,232	4,857	32,089
Purchase and other contractual obligations(4)	103,253	22,840	126,093
Total	$201,908	$1,010,493	$1,212,401

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of January 28, 2023 consisted of $332.5 million outstanding under our term loan facility.

(2) Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $0.1 million as of January 28, 2023.

(3) Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of January 28, 2023.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of January 28, 2023, purchase and other contractual obligations includes approximately $86.7 million for issued orders with delivery dates scheduled to occur over the next 12 months.

Our consolidated balance sheet as of January 28, 2023 includes a long-term liability of approximately $49.3 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $15.8 million and $11.9 million, as of January 28, 2023 and January 29, 2022, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 28, 2023 and January 29, 2022 we had $299.8 million and $296.4 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $109.4 million as of January 28, 2023. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 28, 2023 and January 29, 2022, we had $20.4 million and $20.3 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million and $46.3 million outstanding standby letters of credit issued under our Credit Agreement as of January 28, 2023 and January 29, 2022, respectively.

Backlog. Backlog is not a measure defined by United States generally accepted accounting principles (“GAAP”) and should be considered in addition to, but not as a substitute for, GAAP results. Participants in our industry often disclose a calculation of their backlog; however, our methodology for determining backlog may not be comparable to the methodologies used by others. We utilize our calculation of backlog to assist in measuring aggregate awards under existing contractual relationships with our customers. We believe our backlog disclosures will assist investors in better understanding this estimate of the services to be performed pursuant to awards by our customers under existing contractual relationships.

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.141 billion and $5.822 billion at January 28, 2023 and January 29, 2022, respectively. We expect to complete 56.3% of the January 28, 2023 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in interest rates on our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and interest expense on our variable-rate debt. At January 28, 2023, 60% of our debt, on a gross basis, incurred interest at a fixed-rate and the remaining 40% of the debt incurred interest at a variable-rate.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $90.25 and $97.50 as of January 28, 2023 and January 29, 2022, respectively (dollars in thousands):

	January 28, 2023	January 29, 2022
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(5,736)	(6,687)
Net carrying amount of 2029 Notes	$494,264	$493,313

	January 28, 2023	January 29, 2022
Fair value of principal amount of 2029 Notes	$451,250	$487,500
Less: Debt issuance costs	(5,736)	(6,687)
Fair value of 2029 Notes	$445,514	$480,813

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $13.0 million, calculated on a discounted cash flow basis as of January 28, 2023.

Our Credit Agreement provides borrowings at a variable rate of interest. On January 28, 2023, we had variable rate debt outstanding of $332.5 million under our term loan facility. Interest related to these borrowings fluctuates based on LIBOR or the administrative agent’s base rate. The administrative agent's base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.7 million annually.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and equivalents	$224,186	$310,757
Accounts receivable, net (Note 5)	1,067,013	895,898
Contract assets	43,932	24,539
Inventories	114,972	81,291
Income tax receivable	3,929	12,729
Other current assets	38,648	30,876
Total current assets	1,492,680	1,356,090

Property and equipment, net	367,852	294,798
Operating lease right-of-use assets	67,240	61,101
Goodwill	272,545	272,485
Intangible assets, net	86,566	101,832
Other assets	26,371	31,918
Total assets	$2,313,254	$2,118,224
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,739	$155,896
Current portion of debt	17,500	17,500
Contract liabilities	19,512	18,512
Accrued insurance claims	41,043	36,805
Operating lease liabilities	27,527	24,641
Income taxes payable	14,896	233
Other accrued liabilities	141,334	128,209
Total current liabilities	469,551	381,796
Long-term debt	807,367	823,251
Accrued insurance claims - non-current	49,347	48,238
Operating lease liabilities - non-current	39,628	36,519
Deferred tax liabilities, net - non-current	60,205	55,674
Other liabilities	18,401	14,202
Total liabilities	1,444,499	1,359,680
COMMITMENTS AND CONTINGENCIES (Note 20)
Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,350,021 and 29,612,867 issued and outstanding, respectively	9,783	9,871
Additional paid-in capital	5,654	2,028
Accumulated other comprehensive loss	(1,771)	(1,769)
Retained earnings	855,089	748,414
Total stockholders’ equity	868,755	758,544
Total liabilities and stockholders’ equity	$2,313,254	$2,118,224
See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021

Contract revenues	$3,808,462	$3,130,519	$3,199,165

Costs of earned revenues, excluding depreciation and amortization	3,160,264	2,633,877	2,641,989
General and administrative	293,478	262,432	259,770
Depreciation and amortization	144,181	152,652	175,897
Goodwill impairment charge	—	—	53,264
Total	3,597,923	3,048,961	3,130,920

Interest expense, net	(40,618)	(33,166)	(29,671)
(Loss) gain on debt extinguishment	—	(62)	12,046
Other income, net	10,201	4,446	8,597
Income before income taxes	180,122	52,776	59,217

Provision for income taxes	37,909	4,202	24,880

Net income	$142,213	$48,574	$34,337

Earnings per common share:
Basic earnings per common share	$4.81	$1.60	$1.08

Diluted earnings per common share	$4.74	$1.57	$1.07

Shares used in computing earnings per common share:
Basic	29,549,990	30,337,544	31,665,183

Diluted	29,996,591	30,844,211	32,090,578

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net Income	$142,213	$48,574	$34,337
Foreign currency translation (losses) gains, net of tax	(2)	—	12
Comprehensive income	$142,211	$48,574	$34,349

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2020	31,583,938	$10,528	$30,158	$(1,781)	$829,699	$868,604
Cumulative effect from implementation of ASU 2016-13	—	—	—	—	(471)	(471)
Stock options exercised	295,650	98	5,640	—	—	5,738
Stock-based compensation	4,962	1	12,770	—	—	12,771
Issuance of restricted stock, net of tax withholdings	54,998	19	(747)	—	—	(728)
Equity component of the settlement of 0.75% convertible senior notes due 2021, net of taxes	—	—	(8,976)	—	—	(8,976)
Purchase of warrants	—	—	(7,176)	—	—	(7,176)
Settlement of convertible note hedges related to extinguishment of convertible debt	—	—	7,197	—	—	7,197
Repurchase of common stock	(1,324,381)	(441)	(36,582)	—	(62,977)	(100,000)
Other comprehensive income	—	—	—	12	—	12
Net income	—	—	—	—	34,337	34,337
Balances as of January 30, 2021	30,615,167	10,205	2,284	(1,769)	800,588	811,308
Stock options exercised	42,580	14	2,247	—	—	2,261
Stock-based compensation	2,197	1	9,865	—	—	9,866
Issuance of restricted stock, net of tax withholdings	184,561	62	(2,767)	—	(3,934)	(6,639)
Purchase of warrants	—	—	(693)	—	—	(693)
Repurchase of common stock	(1,231,638)	(411)	(8,909)	—	(96,814)	(106,133)
Net income	—	—	—	—	48,574	48,574
Balances as of January 29, 2022	29,612,867	9,871	2,028	(1,769)	748,414	758,544
Stock options exercised	119,430	40	4,517	—	—	4,557
Stock-based compensation	1,824	1	17,926	—	—	17,927
Issuance of restricted stock, net of tax withholdings	129,930	43	(3,449)	—	(2,346)	(5,752)
Repurchase of common stock	(514,030)	(172)	(15,368)	—	(33,192)	(48,732)
Other comprehensive (loss)	—	—	—	(2)	—	(2)
Net income	—	—	—	—	142,213	142,213
Balances as of January 28, 2023	29,350,021	$9,783	$5,654	$(1,771)	$855,089	$868,755

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash flows from operating activities:
Net income	$142,213	$48,574	$34,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,181	152,652	175,897
Non-cash lease expense	32,069	31,838	31,828
Deferred income tax provision (benefit)	4,532	8,024	(28,185)
Stock-based compensation	17,927	9,866	12,771
Provision for bad debt, net	2,600	2,911	406
Gain on sale of fixed assets	(16,759)	(4,203)	(10,026)
Loss (gain) on debt extinguishment	—	62	(12,046)
Amortization of debt discount	—	1,665	7,441
Amortization of debt issuance costs and other	2,835	2,825	2,797
Goodwill impairment charge	—	—	53,264
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(173,714)	(40,687)	(41,755)
Contract assets, net	(18,394)	176,982	53,664
Other current assets and inventories	(41,270)	(12,255)	27,316
Other assets	5,666	2,220	9,178
Income taxes receivable/payable	23,463	(17,177)	7,505
Accounts payable	49,396	(4,905)	43,747
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(9,956)	(49,737)	13,638
Net cash provided by operating activities	164,789	308,655	381,777
Cash flows from investing activities:
Capital expenditures	(200,955)	(157,042)	(58,047)
Proceeds from sale of assets	17,372	5,363	13,419
Cash paid for acquisitions, net of cash acquired	(350)	—	—
Net cash used in investing activities	(183,933)	(151,679)	(44,628)
Cash flows from financing activities:
Proceeds from 2029 Notes	—	500,000	—
Proceeds from borrowings on senior credit agreement, including term loans	—	95,000	1,056,000
Principal payments on senior credit agreement, including term loans	(17,500)	(271,875)	(973,500)
Debt issuance costs	—	(11,646)	—
Repurchase of common stock	(48,732)	(106,133)	(100,000)
Extinguishment of 2021 Convertible Notes	—	(58,264)	(401,736)
Redemption discount on convertible debt, net of costs	—	—	30,761
Settlement of convertible note hedges related to extinguished convertible debt	—	—	7,197
Purchase of warrants	—	(693)	(7,176)
Exercise of stock options	4,557	2,261	5,738
Restricted stock tax withholdings	(5,752)	(6,639)	(728)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net cash (used in) provided by financing activities	(67,427)	142,011	(383,444)
Net (decrease) increase in cash, cash equivalents and restricted cash	(86,571)	298,987	(46,295)
Cash, cash equivalents and restricted cash at beginning of period (Note 7)	312,561	13,574	59,869
Cash, cash equivalents and restricted cash at end of period (Note 7)	$225,990	$312,561	$13,574
Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$37,928	$22,076	$20,653
Cash paid for taxes, net	$6,915	$8,601	$45,332
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$8,256	$6,666	$6,556

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Dycom Industries, Inc. (“Dycom,” the “Company,” “we,” “our,” or “us”) is a leading provider of specialty contracting services throughout the United States. These services include program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, Dycom provides underground facility locating services for various utilities, including telecommunications providers, and other construction and maintenance services for electric and gas utilities. Dycom supplies the labor, tools, and equipment necessary to provide these services to its customers.

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2023 and fiscal 2022 each consisted of 52 weeks of operations. Fiscal 2021 consisted of 53 weeks of operations.

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

Revenue Recognition. We perform a significant amount of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures such as units delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation.

For certain contracts, representing less than 5% of contract revenues during fiscal 2023, fiscal 2022, and fiscal 2021, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2023, fiscal 2022, and fiscal 2021.

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

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 28, 2023 and January 29, 2022, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 8, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $12.8 million and $17.0 million as of January 28, 2023 and January 29, 2022, respectively.

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

Fair Value of Financial Instruments. Our financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of our long-term debt, which is based on observable market-based inputs (Level 2). See Note 13, Debt, for further information regarding the fair value of such financial instruments. Our cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 28, 2023 and January 29, 2022. During fiscal 2023, fiscal 2022, and fiscal 2021 we had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

3. Accounting Standards

Recently Adopted Accounting Standards

None.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. This ASU was effective for adoption at any time between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date included within Topic 848 from December 31, 2022, to December 31, 2024. We have determined that the adoption of this ASU would not have a material effect on our financial statements.

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income available to common stockholders (numerator)	$142,213	$48,574	$34,337

Weighted-average number of common shares (denominator)	29,549,990	30,337,544	31,665,183

Basic earnings per common share	$4.81	$1.60	$1.08

Weighted-average number of common shares	29,549,990	30,337,544	31,665,183
Potential shares of common stock arising from stock options, and unvested restricted share units	446,601	506,667	425,395
Total shares-diluted (denominator)	29,996,591	30,844,211	32,090,578

Diluted earnings per common share	$4.74	$1.57	$1.07

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	98,530	91,816	233,988
0.75% convertible senior notes due 2021(1) (2)	—	375,013	1,715,972
Warrants(1) (2)	—	538,124	1,715,972
Total	98,530	1,004,953	3,665,932

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

Accounts Receivable

Accounts receivable, net classified as current, consisted of the following (dollars in thousands):

	January 28, 2023	January 29, 2022
Trade accounts receivable	$367,842	$330,811
Unbilled accounts receivable	670,066	545,493
Retainage	32,351	20,318
Total	1,070,259	896,622
Less: allowance for doubtful accounts	(3,246)	(724)
Accounts receivable, net	$1,067,013	$895,898

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	January 28, 2023	January 29, 2022
Allowance for doubtful accounts at beginning of period	$724	$1,676
Provision for bad debt	2,600	2,911
Amounts charged against the allowance	(78)	(3,863)
Allowance for doubtful accounts at end of period	$3,246	$724

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	January 28, 2023	January 29, 2022
Contract assets	$43,932	$24,539
Contract liabilities	19,512	18,512
Contract assets, net	$24,420	$6,027

The increase in contract assets, net, in fiscal 2023 from fiscal 2022 primarily resulted from reduced services performed and increased billings under contracts consisting of multiple tasks. There were no other significant changes in contract assets during the period. During fiscal 2023, we performed services and recognized $15.9 million of contract revenues related to contract liabilities that existed at January 29, 2022. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of January 28, 2023 or January 29, 2022 were as follows (dollars in millions):

	January 28, 2023		January 29, 2022
	Amount	% of Total	Amount	% of Total
Lumen Technologies	$189.3	17.4%	$166.0	18.4%
AT&T Inc.	$136.2	12.5%	$106.0	11.7%
Comcast Corporation	$125.2	11.5%	$113.5	12.6%
Verizon Communications Inc.	$102.7	9.4%	$144.3	16.0%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of January 28, 2023 or January 29, 2022.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 28, 2023	January 29, 2022
Prepaid expenses	$17,357	$14,640
Deposits and other current assets	19,919	14,083
Insurance recoveries/receivables for accrued insurance claims	—	756
Restricted cash	1,372	1,372
Receivables on equipment sales		25
Other current assets	$38,648	$30,876

Other assets consisted of the following (dollars in thousands):

	January 28, 2023	January 29, 2022
Long-term contract assets	$8,333	$14,056
Deferred financing costs	3,685	4,834
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	4,957	3,687
Other non-current deposits and assets	8,964	8,909
Other assets	$26,371	$31,918

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the consolidated statement of cash flows consisted of the following (dollars in thousands):

	January 28, 2023	January 29, 2022
Cash and equivalents	$224,186	$310,757
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$225,990	$312,561

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 28, 2023	January 29, 2022
Land	—	$8,419	$4,127
Buildings	10-35	10,466	10,649
Leasehold improvements	1-10	17,623	17,706
Vehicles	1-5	815,266	714,515
Computer hardware and software	1-7	165,582	153,072
Office furniture and equipment	1-10	12,215	12,939
Equipment and machinery	1-10	359,021	329,145
Total		1,388,592	1,242,153
Less: accumulated depreciation		(1,020,740)	(947,355)
Property and equipment, net		$367,852	$294,798

Depreciation expense and repairs and maintenance expense were as follows (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Depreciation expense	$128,840	$135,163	$155,274
Repairs and maintenance expense	$62,724	$51,150	$47,586

9. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during fiscal 2022. Changes in the carrying amount of goodwill during fiscal 2023 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 29, 2022	$521,516	$(249,031)	$272,485
Goodwill from fiscal 2023 acquisition	60	—	60
Balance as of January 28, 2023	$521,576	$(249,031)	$272,545

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

We performed our annual impairment assessment for fiscal 2023, fiscal 2022, and fiscal 2021, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods other than the first quarter of fiscal 2021 as described below. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. For the Company’s indefinite-lived intangible asset we performed a quantitative analysis for fiscal 2023 and a qualitative assessment for fiscal 2022 and 2021. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2023, fiscal 2022, and fiscal 2021:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Terminal Growth Rate	2% - 3%	2% - 3%	3.0%
Discount Rate	11.5%	10.5%	10.0%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The increase in the discount rate for fiscal 2023 from fiscal 2022 was largely driven by increases in prevailing interest rates as observed in financial markets as of each valuation date. The increase in the discount rate for fiscal 2022 from fiscal 2021 was mainly a result of a heavier weighting of the cost of equity versus debt in fiscal 2022 as a result of market trends for capital structure. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values in the fiscal 2023 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2023 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units except for one. For this reporting unit with goodwill of $5.7 million, the excess of fair value above its carrying value was approximately 7% of the fair value. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2023 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units was not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2023 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 28, 2023, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

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

The fiscal 2021 interim impairment analysis for Broadband utilized the same valuation techniques used in the Company’s annual fiscal 2020 impairment analysis. The key assumptions used to determine the fair value of the Company’s reporting units during this interim impairment analysis were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for risks associated with Broadband. Recent operating performance, along with key assumptions for specific customer and industry opportunities, were used during the fiscal 2021 interim impairment analysis. The terminal growth rate used in the fiscal 2021 interim assessment was 1.5% as compared to 3.0% in the fiscal 2020 assessment reflecting lower long-term demand levels. The discount rate used in the fiscal

2021 interim assessment was 12% compared to 10% in the fiscal 2020 assessment reflecting increased risk associated with the outlook of Broadband.

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

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	January 28, 2023				January 29, 2022
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	7.5	$312,017	$231,028	$80,989	$312,017	$215,806	$96,211
Trade names, finite	7.5	9,250	8,448	802	9,250	8,329	921
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Non-compete agreement	4.8	75	—	75	—	—	—
		$326,042	$239,476	$86,566	$325,967	$224,135	$101,832

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $15.3 million, $17.5 million, and $20.6 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

As of January 28, 2023, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2024	$13,911
2025	13,732
2026	13,424
2027	11,288
2028	9,536
Thereafter	19,975
Total	$81,866

As of January 28, 2023, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

For workers’ compensation losses during fiscal 2023, 2022, and 2021, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2023, 2022, and 2021, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for automobile and general liability for the next $5.0 million on a per-occurrence basis with aggregate stop loss limits of $11.5 million within this layer of retention over the period from fiscal 2021 to fiscal 2023. During fiscal 2023 we retained $5.0 million risk of loss on a per occurrence basis for losses between $10.0 million and $15.0 million, if any. Additionally, during fiscal 2023 and 2022 we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For the calendar year 2020, we retained the risk of loss on an annual basis, up to the first $450,000 of claims per participant, as well as an annual aggregate amount for all participants of $475,000. For the calendar years 2021, 2022, and 2023, we retain the risk of loss on an annual basis, up to the first $600,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	January 28, 2023	January 29, 2022
Accrued insurance claims - current	$41,043	$36,805
Accrued insurance claims - non-current	49,347	48,238
Accrued insurance claims	$90,390	$85,043

Insurance recoveries/receivables:
Current (included in Other current assets)	$—	$756
Non-current (included in Other assets)	4,957	3,687
Insurance recoveries/receivables	$4,957	$4,443

The liability for total accrued insurance claims included incurred but not reported losses of approximately $48.0 million as of January 28, 2023 and January 29, 2022, respectively.

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2023, total insurance recoveries/receivables increased approximately $0.5 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claim increased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 9 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the consolidated statement of operations for fiscal 2023 and fiscal 2022 (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Lease cost under long-term operating leases	$34,464	$34,520
Lease cost under short-term operating leases	25,073	24,218
Variable lease cost under short-term and long-term operating leases(1)	5,567	3,405
Total lease cost	$65,104	$62,143

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $67.2 million and $61.2 million as of January 28, 2023 and January 29, 2022, respectively. Supplemental balance sheet information related to these liabilities is as follows:

	January 28, 2023	January 29, 2022
Weighted average remaining lease term	2.9 years	3.1 years
Weighted average discount rate	3.9%	3.8%

Supplemental cash flow information related to our long-term operating lease liabilities as of January 28, 2023 and January 29, 2022 is as follows (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Cash paid for amounts included in the measurement of lease liabilities	$33,693	$33,514
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$38,325	$29,725

As of January 28, 2023, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
2024	$30,501
2025	22,626
2026	12,689
2027	5,976
2028	2,044
Thereafter	712
Total lease payments	74,548
Less: imputed interest	(7,393)
Total	$67,155

As of January 28, 2023, the Company had additional operating leases with total leases costs of $0.1 million that have not yet commenced. These leases will commence in fiscal 2024.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 28, 2023	January 29, 2022
Accrued payroll and related taxes	$32,448	$47,303
Accrued employee benefit and incentive plan costs	44,487	26,942
Accrued construction costs	37,735	28,254
Other current liabilities	26,664	25,710
Other accrued liabilities	$141,334	$128,209

13. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	January 28, 2023	January 29, 2022
Credit Agreement - Revolving facility (matures April 2026)	$—	$—
Credit Agreement - Term loan facility (matures April 2026)	330,603	347,438
4.50% senior notes, net (mature April 2029)	494,264	493,313
	824,867	840,751
Less: current portion	(17,500)	(17,500)
Long-term debt	$807,367	$823,251

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

The following table summarizes the net carrying value of the term loan (dollars in thousands):

	January 28, 2023	January 29, 2022
Principal amount of term loan	$332,500	$350,000
Less: Debt issuance costs	(1,897)	(2,562)
Net carrying amount of term loan	$330,603	$347,438

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $350.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by 100% the equity interests of our direct and indirect domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting interests of our first-tier foreign subsidiaries (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated EBITDA, as defined by our Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio.

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

Standby letters of credit of approximately $47.5 million and $46.3 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of January 28, 2023 and January 29, 2022, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of January 28, 2023 and January 29, 2022 were as follows:

	Weighted Average Rate End of Period
	January 28, 2023	January 29, 2022
Borrowings - Term loan facility	6.21%	1.86%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.75%	1.75%
Unused Revolver Commitment	0.35%	0.35%

(1) There were no outstanding borrowings under our revolving facility as of January 28, 2023.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 28, 2023 and January 29, 2022, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $602.5 million and $326.3 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes (dollars in thousands):

	January 28, 2023	January 29, 2022
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(5,736)	(6,687)
Net carrying amount of 2029 Notes	$494,264	$493,313

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $90.25 and $97.50 as of January 28, 2023 and January 29, 2022, respectively (dollars in thousands):

	January 28, 2023	January 29, 2022
Fair value of principal amount of 2029 Notes	$451,250	$487,500
Less: Debt issuance costs	(5,736)	(6,687)
Fair value of 2029 Notes	$445,514	$480,813

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

Convertible debt instruments that may be settled in cash upon conversion are required to be accounted for as separate liability and equity components. As of the date of issuance, the carrying amount of the liability component is calculated by measuring the fair value of a similar instrument that does not have an associated convertible feature using an indicative market interest rate (“Comparable Yield”). The difference between the principal amount of the notes and the carrying amount represents a debt discount. The debt discount was amortized to interest expense using the Comparable Yield (5.5% with respect to the 2021 Convertible Notes) using the effective interest rate method over the term of the 2021 Convertible Notes. We incurred $1.7 million, and $7.4 million of interest expense during fiscal 2022 and fiscal 2021, respectively, for the non-cash amortization of the debt discount.

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

14. Income Taxes

The components of the provision (benefit) for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current:
Federal	$24,917	$(3,323)	$42,794
Foreign	—	(4)	(2)
State	8,460	(495)	10,273
	33,377	(3,822)	53,065
Deferred:
Federal	6,094	7,506	(24,380)
Foreign	—	—	—
State	(1,562)	518	(3,805)
	4,532	8,024	(28,185)
Provision for income taxes	$37,909	$4,202	$24,880

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, impacts of tax filings for prior years, and changes in unrecognized tax benefits. During fiscal 2021 our effective tax rate was impacted by a $53.3 million goodwill impairment charge which was mostly non-deductible for income tax purposes.

During the first quarter of fiscal 2023, we were notified by the Internal Revenue Service that our federal income tax return for fiscal 2016 was selected for examination due to the net operating loss carryback claim filed in fiscal 2021. In addition, fiscal year 2020 was selected for examination in the second quarter of fiscal 2022. We were notified in the fourth quarter of this fiscal year that we have been selected for an income tax audit in Canada for fiscal years 2017 through 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Statutory rate applied to pre-tax income	$37,826	$11,083	$12,436
State taxes, net of federal tax benefit	5,325	1,422	4,344
Change in accruals for uncertain tax positions	3,833	4,493	1,189
Compensation limitation	3,959	1,468	2,632
Tax filings for prior periods	(2,505)	(4,609)	—
Tax credits	(5,056)	(3,756)	(3,145)
Federal benefit of vesting and exercise of share-based awards	(3,515)	(2,425)	(436)
Deferred tax remeasurements	371	(1,355)	—
Effect of rates other than statutory	(203)	71	(4)
Non-deductible and non-taxable items, net	215	70	808
Change in valuation allowance	(376)	(12)	1
Non-deductible goodwill impairment	—	—	10,411
Tax Reform and related effects	—	—	(2,631)
Other items, net	(1,965)	(2,248)	(725)
Provision for income taxes	$37,909	$4,202	$24,880

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets:
Insurance and other reserves	$22,866	$19,407
Capitalized research expenditures (IRC Section 174)	19,498	—
Leases	17,096	15,718
Stock-based compensation	3,577	2,303
Allowance for doubtful accounts and reserves	2,984	1,356
Net operating loss carryforwards	591	9,183
CARES Act tax deferral	—	4,791
Other	5,080	6,233
Total deferred tax assets	71,692	58,991
Valuation allowance	(634)	(1,131)
Deferred tax assets, net of valuation allowance	$71,058	$57,860
Deferred tax liabilities:
Property and equipment	$77,024	$63,310
Goodwill and intangibles	36,132	33,221
Leases	17,178	15,822
Other	929	1,181
Deferred tax liabilities	$131,263	$113,534

Net deferred tax liabilities	$60,205	$55,674

The 2017 Tax Cuts and Jobs Act ("TCJA") amended Internal Revenue Code Section 174 to require taxpayers to capitalize certain research and experimental (R&E) expenditures. This regulatory change is effective for amounts paid or incurred in tax years beginning after December 31, 2021. A new deferred tax asset has been established in relation to this law change and the capitalized Section 174 costs must be amortized over five years.

The valuation allowance above reduces the deferred tax asset balances to the amount that we have determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial foreign net operating loss carryforwards and immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2024.

Uncertain Tax Positions

As of January 28, 2023 and January 29, 2022, we had total unrecognized tax benefits of $15.8 million and $11.9 million, respectively, resulting from uncertain tax positions. Our effective tax rate will be reduced by $14.7 million during future periods if it is determined these unrecognized tax benefits are realizable. We had approximately $2.6 million and $2.3 million accrued for the payment of interest and penalties as of January 28, 2023 and January 29, 2022, respectively. Interest expense related to unrecognized tax benefits for the Company was not material during fiscal 2023, fiscal 2022, and fiscal 2021.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Balance at beginning of year	$11,929	$5,940	$4,742
Additions based on tax positions related to the fiscal year	2,042	1,377	1,075
Additions based on tax positions related to prior years	2,957	4,612	530
Reductions related to the expiration of statutes of limitation	(1,157)	—	(407)
Balance at end of year	$15,771	$11,929	$5,940

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Gain on sale of fixed assets	$16,759	$4,203	$10,026
Miscellaneous income (expense), net	(6,558)	243	(1,429)
Other income, net	$10,201	$4,446	$8,597

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

16. Employee Benefit Plans

We sponsor a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. We contributed 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. Effective January 1, 2023, we increased our contribution to 50% of the first 6% of base eligible compensation. Our contributions were $5.3 million, $4.4 million, and $4.0 million related to fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

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

	Company Contributions			Expiration Date of CBA
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Fund	2023	2022	2021
All Plans	$63	$83	$280	Various

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

17. Capital Stock

Repurchases of Common Stock. The company made the following repurchases during fiscal 2023, fiscal 2022, and fiscal 2021 (all shares repurchased have been canceled).

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share
Fiscal 2023	514,030	$48,732	$94.80
Fiscal 2022	1,231,638	$106,133	$86.17
Fiscal 2021	1,324,381	$100,000	$75.51

On March 2, 2022 the Company announced that its Board of Directors authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. During fiscal 2023 we repurchased 514,030 shares of common stock, at an average price of $94.80, for $48.7 million. As of January 28, 2023, $101.3 million remained available for repurchases.

On March 3, 2021 the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. During fiscal 2022, we repurchased 1,231,638 shares of our common stock, at an average price of $86.17, for $106.1 million.

On August 24, 2020 the Company announced that its Board of Directors had authorized a $100.0 million program to repurchase shares of the Company’s outstanding common stock through February 2022 in open market or private transactions. During the fourth quarter of fiscal 2021, we repurchased 1,324,381 shares of our common stock, at an average price of $75.51, for $100.0 million.

Restricted Stock Tax Withholdings. During fiscal 2023, fiscal 2022, and fiscal 2021, we withheld 59,018 shares, 78,264 shares, and 19,081 shares, respectively, totaling $5.8 million, $6.6 million, and $0.7 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During fiscal 2023, $33.2 million was charged to retained earnings related to shares canceled during the fiscal year.

18. Stock-Based Awards

We have outstanding stock-based awards under our 2003 Long-Term Incentive Plan, 2007 Non-Employee Directors Equity Plan, 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan. As of January 28, 2023, the total number of shares available for grant under the Plans was 1,214,005.

Stock-based compensation expense and the related tax benefit recognized during fiscal 2023, fiscal 2022, and fiscal 2021 were as follows (dollars in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Stock-based compensation	$17,927	$9,866	$12,771
Income tax effect of stock-based compensation	$4,433	$2,435	$3,141

In addition, we realized approximately $4.2 million, $2.9 million, and $0.5 million of net excess tax benefits during fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

As of January 28, 2023, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $2.7 million, $16.2 million, and $15.0 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.4, and 1.4, respectively, based on the average remaining service periods for the awards. As of January 28, 2023, we may recognize an additional $11.1 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2023, fiscal 2022, and fiscal 2021, and the significant valuation assumptions:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Weighted average fair value of RSUs granted	$96.81	$82.25	$27.75
Weighted average fair value of Performance RSUs granted	$97.49	$84.73	$25.15
Weighted average fair value of stock options granted	$61.18	$52.33	$14.63
Stock option assumptions:
Risk-free interest rate	2.4%	1.6%	0.7%
Expected life (in years)	8.9	9.3	9.4
Expected volatility	54.2%	53.4%	51.3%
Expected dividends	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2023:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 29, 2022	332,121	$52.39
Granted	33,015	$97.49
Options exercised	(119,430)	$38.16
Canceled	—	$—
Outstanding as of January 28, 2023	245,706	$65.36	6.4	$7,111

Exercisable options as of January 28, 2023	148,916	$65.12	5.3	$4,374

The total amount of exercisable options as of January 28, 2023 presented above reflects the approximate amount of options expected to vest. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $92.73 on the last trading day of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2023. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $8.5 million, $1.9 million, and $8.1 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. We received cash from the exercise of stock options of $4.6 million, $2.3 million, and $5.7 million during fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2023:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 29, 2022	524,255	$38.49	455,800	$68.88
Granted	123,428	$96.81	202,212	$97.49
Share units vested	(190,545)	$40.60	(6,483)	$25.15
Forfeited or canceled	(17,235)	$43.80	(265,856)	$60.60
Outstanding as of January 28, 2023	439,903	$54.17	385,673	$90.32

The total number of granted Performance RSUs presented above consists of 137,605 target shares and 64,607 supplemental shares. During fiscal 2023, we canceled 164,066 target shares and 85,576 supplemental shares of Performance RSUs, as a result of performance criteria for attaining those shares being partially met for the applicable performance periods. Approximately 2,504 target shares and 57,199 supplemental shares outstanding as of January 28, 2023 will be canceled during the three months ending April 30, 2023 as a result of the fiscal 2023 performance period criteria being partially met. The total amount of Performance RSUs outstanding as of January 28, 2023 consists of 259,319 target shares and 126,354 supplemental shares.

The total fair value of restricted share units vested during fiscal 2023, fiscal 2022, and fiscal 2021 was $18.4 million, $22.4 million, and $3.1 million, respectively.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 66.7%, 66.2%, and 74.1%, of our total contract revenues during fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2023, fiscal 2022, and fiscal 2021, as well as total contract revenues from all other customers combined, were as follows:

	Fiscal Year Ended
	January 28, 2023		January 29, 2022		January 30, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$958.0	25.2%	$735.2	23.5%	$533.7	16.7%
Lumen Technologies	483.5	12.7%	373.0	11.9%	542.0	16.9%
Comcast Corporation	430.6	11.3%	473.8	15.1%	533.9	16.7%
Verizon Communications Inc.	347.3	9.1%	352.6	11.3%	601.6	18.8%
Total other customers combined	1,589.1	41.7%	1,195.9	38.2%	988.0	30.9%
Total contract revenues	$3,808.5	100.0%	$3,130.5	100.0%	$3,199.2	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during fiscal 2023, fiscal 2022, and fiscal 2021, were as follows (dollars in millions):

	Fiscal Year Ended
	January 28, 2023		January 29, 2022		January 30, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$3,415.8	89.7%	$2,777.6	88.7%	$2,851.6	89.1%
Underground facility locating	274.9	7.2%	255.4	8.2%	229.6	7.2%
Electrical and gas utilities and other	117.8	3.1%	97.5	3.1%	118.0	3.7%
Total contract revenues	$3,808.5	100.0%	$3,130.5	100.0%	$3,199.2	100.0%

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

20. Commitments and Contingencies

On August 10, 2021, one of the Company’s subsidiaries was named in a putative class action lawsuit alleging claims on behalf of its non-exempt employees in California. The lawsuit alleges that the company failed to pay minimum and overtime wages, did not provide required meal and rest breaks, did not timely pay wages during employment and at the time of termination, provided noncompliant wage statements, failed to reimburse necessary business expenses, failed to keep requisite payroll records, and engaged in unfair business practices. On September 14, 2021, the same plaintiff bringing the putative class action filed a separate representative action under California’s Private Attorneys General Action (“PAGA”) seeking civil penalties relating to the same claims described above. Both lawsuits are in the very early stages. The Company’s subsidiary has entered into a preliminary settlement with plaintiffs in connection with this, which is subject to the parties entering into a definitive settlement agreement, which will also require court approval. This settlement does not include any admission by the Company’s subsidiary of the allegations made in the lawsuit. Due to the early stage of this litigation at the time that the terms of this settlement were reached, it is not possible to estimate a range of loss that could occur if this settlement is not consummated.

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA, and an arbitrator has ruled that the subsidiary does not qualify for the statutory exemption. The subsidiary is appealing the arbitrator’s ruling on various grounds. There can be no assurance that the Company’s subsidiary will be successful in its appeal of the arbitrator’s ruling regarding this statutory exemption. In November 2016, this subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month, as required by ERISA. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded. Given the early stage of this action, it is not possible to estimate a range of loss that could result from either an adverse judgment or a settlement of this matter.

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 28, 2023 and January 29, 2022, we had $299.8 million and $296.4 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program, we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 28, 2023 and January 29, 2022, we had $20.4 million and $20.3 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As January 28, 2023 and January 29, 2022, we had $47.5 million and $46.3 million of outstanding standby letters of credit issued under our credit agreement, respectively.

21. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly financial data from fiscal 2023 and fiscal 2022 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. Our fiscal year consists of either 52 weeks or 53 weeks of operations with the additional week of operations occurring in the fourth quarter. Fiscal 2023 and fiscal 2022 consisted of 52 weeks of operations. The sum of the quarterly results may not equal the reported annual amounts due to rounding (dollars in thousands, except per share amounts).

	Quarter Ended
Fiscal 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$876,300	$972,273	$1,042,423	$917,466
Costs of earned revenues, excluding depreciation and amortization	$745,730	$797,980	$850,897	$765,658
Gross profit	$130,570	$174,293	$191,526	$151,808
Net income	$19,536	$43,856	$54,012	$24,809
Earnings per common share - Basic	$0.66	$1.48	$1.83	$0.84
Earnings per common share - Diluted	$0.65	$1.46	$1.80	$0.83

	Quarter Ended
Fiscal 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$727,497	$787,568	$853,973	$761,481
Costs of earned revenues, excluding depreciation and amortization	$620,011	$651,367	$705,865	$656,634
Gross profit	$107,486	$136,201	$148,108	$104,847
Net income	$898	$18,165	$28,717	$794
Earnings per common share - Basic	$0.03	$0.60	$0.95	$0.03
Earnings per common share - Diluted	$0.03	$0.59	$0.94	$0.03

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dycom Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries (the “Company”) as of January 28, 2023 and as of January 29, 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, January 29, 2022, and January 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, January 29, 2022, and January 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - Reporting Units Subject to Quantitative Analysis

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $272.5 million as of January 28, 2023. Management conducts an impairment test as of the first day of the fourth fiscal quarter of each year for each reporting unit, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. In the annual impairment test, management performs a qualitative assessment, and if it is not more likely than not that the fair value exceeds the carrying value of the reporting unit, a quantitative assessment is performed. In the year ended January 28, 2023, qualitative assessments were performed on reporting units that comprise a significant portion of the Company’s consolidated goodwill balance, and quantitative assessments were performed on the remaining reporting units. If management determines the fair value of a reporting unit’s goodwill is less than its carrying value, an impairment loss is recognized. When performing the quantitative analysis, the fair value is determined using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. The income approach uses the discounted cash flow method and the market approach uses the guideline company method. Under the income approach, the key valuation assumptions were (a) expected cash flow for a period of seven years based on the Company’s best estimate of revenue growth rates and projected operating margins, (b) terminal value based upon terminal growth rates, and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units. Under the market approach, the guideline company method develops valuation multiples by comparing the Company’s reporting units to similar publicly traded companies. Key market approach valuation assumptions were (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

The principal consideration for our determination that performing procedures relating to the goodwill impairment assessment for reporting units subject to quantitative analysis is a critical audit matter is the significant judgment by management when developing the fair value measurement of each of the reporting units within the quantitative analysis. This in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing our audit procedures and in evaluating audit evidence relating to management’s cash flow projections and significant assumptions related to the revenue growth rates and projected operating margins used in the discounted cash flow method, terminal growth rate, discount rate, and the selection of similar companies and valuation multiples used in the guideline company method. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units subject to quantitative analysis. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the income and market approaches and the related discounted cash flow and guideline company methods; testing the completeness, accuracy and relevance of the underlying data used in the discounted cash flow and guideline company methods, and evaluating the significant assumptions used by management, including the revenue growth rates, projected operating margins, terminal growth rate and discount rate used in the discounted cash flow method, and the selection of similar companies and valuation multiples used in the guideline company method. Evaluating management’s assumptions related to the revenue growth rates and projected operating margins involved evaluating whether the assumptions used were reasonable considering the current and past performance of the reporting units and considering whether they were consistent with evidence obtained in other areas of the audit, including the evaluation of contractual agreements with customers and industry trends. Professionals with specialized skill and knowledge were used to assist in evaluating the valuation methodologies, the discount rate and terminal growth rate assumptions used in the discounted cash flow method, and the selection of similar companies and valuation multiples used in the guideline company method.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
March 3, 2023

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 28, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 28, 2023, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023.

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2023 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023.

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

10.6*
Amendment to the Dycom Industries, Inc. 2012 Long-Term Incentive Plan, as Amended and Restated as of May 26, 2022 (incorporated by reference to Appendix A of the Dycom Industries, Inc.’s Definitive Proxy Statement, filed with the SEC on April 15, 2022).

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

10.14*	2017 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 12, 2017).
10.15*
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2017 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Transition Report on Form 10-K filed with the SEC on March 2, 2018).

10.16*	Employment Agreement for Steven E. Nielsen dated as of May 21, 2020 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 21, 2020).
10.17*	Employment Agreement for Timothy R. Estes dated as of October 25, 2017 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 27, 2017).
10.18*	Employment Agreement for Daniel S. Peyovich dated as of January 6, 2021 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.19*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.20*	Employment Agreement for Jason T. Lawson dated as of October 10, 2022. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 11, 2022).
10.21*	Employment Agreement for Ryan F. Urness dated as of October 31, 2018 (incorporated by reference to Dycom Industries, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2019).
10.22*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).
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

10.26
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

10.27
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

10.28
Fourth Amendment to Credit Agreement, dated as of June 17, 2016, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2016).

10.29
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

10.30
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

10.30(a)
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

21.1 +	Principal subsidiaries of Dycom Industries, Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.
104 +	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 3, 2023	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	March 3, 2023
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	March 3, 2023
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Sharon R. Villaverde	Vice President and Chief Accounting Officer	March 3, 2023
Sharon R. Villaverde	(Principal Accounting Officer)

/s/ Dwight B. Duke	Director	March 3, 2023
Dwight B. Duke

/s/ Jennifer M. Fritzsche	Director	March 3, 2023
Jennifer M. Fritzsche

/s/ Eitan Gertel	Director	March 3, 2023
Eitan Gertel

/s/ Peter T. Pruitt, Jr.	Director	March 3, 2023
Peter T. Pruitt, Jr.

/s/ Stephen C. Robinson	Director	March 3, 2023
Stephen C. Robinson

/s/ Carmen M. Sabater	Director	March 3, 2023
Carmen M. Sabater

/s/ Richard K. Sykes	Director	March 3, 2023
Richard K. Sykes

/s/ Laurie J. Thomsen	Director	March 3, 2023
Laurie J. Thomsen