Form 10-Q
period 2023-04-29
DYCOM INDUSTRIES INC
filed 2023-05-25
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023

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

There were 29,325,154 shares of common stock with a par value of $0.33 1/3 outstanding at May 23, 2023.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	April 29, 2023	January 28, 2023
ASSETS
Current assets:
Cash and equivalents	$71,397	$224,186
Accounts receivable, net (Note 5)	1,184,871	1,067,013
Contract assets	56,617	43,932
Inventories	115,748	114,972
Income tax receivable	765	3,929
Other current assets	54,447	38,648
Total current assets	1,483,845	1,492,680

Property and equipment, net	374,415	367,852
Operating lease right-of-use assets	72,677	67,240
Goodwill	272,545	272,545
Intangible assets, net	83,057	86,566
Other assets	25,179	26,371
Total assets	$2,311,718	$2,313,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$196,183	$207,739
Current portion of debt	17,500	17,500
Contract liabilities	23,522	19,512
Accrued insurance claims	44,191	41,043
Operating lease liabilities	28,618	27,527
Income taxes payable	6,092	14,896
Other accrued liabilities	116,968	141,334
Total current liabilities	433,074	469,551

Long-term debt	803,382	807,367
Accrued insurance claims - non-current	53,357	49,347
Operating lease liabilities - non-current	43,558	39,628
Deferred tax liabilities, net - non-current	62,181	60,205
Other liabilities	18,732	18,401
Total liabilities	1,414,284	1,444,499

COMMITMENTS AND CONTINGENCIES (Note 19)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,318,085 and 29,350,021 issued and outstanding, respectively	9,773	9,783
Additional paid-in capital	6,620	5,654
Accumulated other comprehensive loss	(1,546)	(1,771)
Retained earnings	882,587	855,089
Total stockholders’ equity	897,434	868,755
Total liabilities and stockholders’ equity	$2,311,718	$2,313,254

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 29, 2023	April 30, 2022

Contract revenues	$1,045,474	$876,300

Costs of earned revenues, excluding depreciation and amortization	853,366	745,730
General and administrative	82,357	69,380
Depreciation and amortization	37,271	36,637
Total	972,994	851,747

Interest expense, net	(11,372)	(9,118)
Other income, net	4,991	4,795
Income before income taxes	66,099	20,230

Provision for income taxes	14,576	694

Net income	$51,523	$19,536

Earnings per common share:
Basic earnings per common share	$1.75	$0.66

Diluted earnings per common share	$1.73	$0.65

Shares used in computing earnings per common share:
Basic	29,369,185	29,638,833

Diluted	29,782,251	30,119,561

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Net income	$51,523	$19,536
Foreign currency translation	225	—
Comprehensive income	$51,748	$19,536

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 28, 2023	29,350,021	$9,783	$5,654	$(1,771)	$855,089	$868,755
Stock options exercised	7,177	2	223	—	—	225
Stock-based compensation	326	—	6,620	—	—	6,620
Issuance of restricted stock, net of tax withholdings	185,561	63	(5,778)	—	(3,901)	(9,616)
Repurchase of common stock	(225,000)	(75)	(99)	—	(20,124)	(20,298)
Other comprehensive income	—	—	—	225	—	225
Net income	—	—	—	—	51,523	51,523
Balances as of April 29, 2023	29,318,085	$9,773	$6,620	$(1,546)	$882,587	$897,434

	For the Three Months Ended
	April 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 29, 2022	29,612,867	$9,871	$2,028	$(1,769)	$748,414	$758,544
Stock options exercised	15,363	5	1,197	—	—	1,202
Stock-based compensation	573	—	3,128	—	—	3,128
Issuance of restricted stock, net of tax withholdings	114,963	38	(3,224)	—	(2,346)	(5,532)
Repurchase of common stock	(200,000)	(66)	—	—	(18,473)	(18,539)
Net income	—	—	—	—	19,536	19,536
Balances as of April 30, 2022	29,543,766	$9,848	$3,128	$(1,769)	$747,131	$758,338

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net income	$51,523	$19,536
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37,271	36,637
Non-cash lease expense	8,528	7,878
Deferred income tax provision	1,975	2,119
Stock-based compensation	6,620	3,128
Provision for bad debt, net	436	32
Gain on sale of fixed assets	(7,816)	(5,389)
Amortization of debt issuance costs and other	917	745
Change in operating assets and liabilities:
Accounts receivable, net	(118,295)	(99,085)
Contract assets, net	(8,675)	(11,595)
Other current assets and inventories	(16,264)	(28,901)
Other assets	791	818
Income taxes receivable/payable	(5,641)	(2,041)
Accounts payable	(10,491)	21,612
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(25,996)	(10,409)
Net cash used in operating activities	(85,117)	(64,915)

Cash flows from investing activities:
Capital expenditures	(42,920)	(38,405)
Proceeds from sale of assets	9,312	5,375
Net cash used in investing activities	(33,608)	(33,030)

Cash flows from financing activities:
Principal payments on senior credit agreement, including term loan	(4,375)	(4,375)
Repurchase of common stock	(20,298)	(18,539)
Exercise of stock options	225	1,202
Restricted stock tax withholdings	(9,616)	(5,532)
Net cash used in financing activities	(34,064)	(27,244)
Net decrease in cash, cash equivalents and restricted cash	(152,789)	(125,189)

Cash, cash equivalents and restricted cash at beginning of period (Note 7)	225,990	312,561

Cash, cash equivalents and restricted cash at end of period (Note 7)	$73,201	$187,372

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$17,245	$13,640
Cash paid (refunded) for taxes, net	$18,201	$(26)
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$7,467	$5,341

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

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2023 and fiscal 2024 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 31, 2026.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2023, filed with the SEC on March 3, 2023. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

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

2. Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for fiscal 2023.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2023. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2023. Accounting standards adopted during the three months ended April 29, 2023 are disclosed in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Standards

Business Combinations. In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU 2021-08 require acquiring entities to apply ASU 2014-09, Revenue from Contracts with Customers (Topic 606) to recognize and measure contract assets and liabilities in a business combination. This update is intended to improve comparability after the business combination by providing consistent recognition and measurement of acquired revenue contracts and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods, with early adoption permitted. The amendments in ASU 2021-08 should be applied prospectively. We adopted the provisions of ASU 2021-08 in the first quarter of fiscal 2024 and there was no material effect on our consolidated financial statements.

Accounting Standards Not Yet Adopted

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. ASU 2020-04 was effective for adoption at any time between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date included within Topic 848 from December 31, 2022 to December 31, 2024. We will adopt the provisions of ASU 2020-04 in the second quarter of fiscal 2024 and do not expect the adoption to have a material effect on our consolidated financial statements.

Leases. In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The amendments require all entities including public companies to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. We will adopt the provisions of ASU 2023-01 in the first quarter of fiscal 2025 and do not expect the adoption to have a material effect on our consolidated financial statements.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Net income available to common stockholders (numerator)	$51,523	$19,536

Weighted-average number of common shares (denominator)	29,369,185	29,638,833

Basic earnings per common share	$1.75	$0.66

Weighted-average number of common shares	29,369,185	29,638,833
Potential shares of common stock arising from stock options, and unvested restricted share units	413,066	480,728
Total shares-diluted (denominator)	29,782,251	30,119,561

Diluted earnings per common share	$1.73	$0.65

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	149,586	115,823

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	April 29, 2023	January 28, 2023
Trade accounts receivable	$405,431	$367,842
Unbilled accounts receivable	749,931	670,066
Retainage	33,191	32,351
Total	1,188,553	1,070,259
Less: allowance for doubtful accounts	(3,682)	(3,246)
Accounts receivable, net	$1,184,871	$1,067,013

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Allowance for doubtful accounts at beginning of period	$3,246	$724
Provision for bad debt	436	32
Amounts recovered against the allowance	—	5
Allowance for doubtful accounts at end of period	$3,682	$761

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	April 29, 2023	January 28, 2023
Contract assets	$56,617	$43,932
Contract liabilities	23,522	19,512
Contract assets, net	$33,095	$24,420

The increase in net contract assets primarily resulted from increased services performed under contracts consisting of multiple tasks. During the three months ended April 29, 2023, we performed services and recognized $10.7 million of contract revenues related to contract liabilities that existed at January 28, 2023. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of April 29, 2023 or January 28, 2023 were as follows (dollars in millions):

	April 29, 2023		January 28, 2023
	Amount	% of Total	Amount	% of Total
Lumen Technologies	$245.8	20.1%	$189.3	17.4%
Frontier Communications Corporation	$192.1	15.7%	$153.2	14.0%
AT&T Inc.	$135.0	11.0%	$136.2	12.5%
Comcast Corporation	$122.5	10.0%	$125.2	11.5%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of April 29, 2023 or January 28, 2023.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	April 29, 2023	January 28, 2023
Prepaid expenses	$31,245	$17,357
Deposits and other current assets	20,447	19,642
Insurance recoveries/receivables for accrued insurance claims	794	—
Restricted cash	1,372	1,372
Receivables on equipment sales	589	277
Other current assets	$54,447	$38,648

Other assets consisted of the following (dollars in thousands):

	April 29, 2023	January 28, 2023
Long-term contract assets	$6,801	$8,333
Deferred financing costs	3,382	3,685
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	4,859	4,957
Other non-current deposits and assets	9,705	8,964
Other assets	$25,179	$26,371

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	April 29, 2023	January 28, 2023
Cash and cash equivalents	$71,397	$224,186
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$73,201	$225,990

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	April 29, 2023	January 28, 2023
Land	—	$8,419	$8,419
Buildings	10-35	10,418	10,466
Leasehold improvements	1-10	17,952	17,623
Vehicles	1-5	819,985	815,266
Equipment and machinery	1-10	368,109	359,021
Computer hardware and software	1-7	164,083	165,582
Office furniture and equipment	1-10	12,110	12,215
Total		1,401,076	1,388,592
Less: accumulated depreciation		(1,026,661)	(1,020,740)
Property and equipment, net		$374,415	$367,852

Depreciation expense was $33.8 million and $32.7 million for the three months ended April 29, 2023 and April 30, 2022, respectively.

9. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill during the three months ended April 29, 2023. The goodwill balance consisted of the following (dollars in thousands):

	April 29, 2023	January 28, 2023
Goodwill, gross	$521,576	$521,576
Accumulated impairment losses	(249,031)	(249,031)
Total	$272,545	$272,545

The Company’s goodwill resides in multiple reporting units and primarily consists of expected synergies, together with the expansion of our geographic presence and strengthening of our customer base from acquisitions. Goodwill and other indefinite-lived intangible assets are assessed annually, or more frequently if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing services, and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs anticipated when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2023 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of April 29, 2023, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	April 29, 2023				January 28, 2023
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	7.3	$311,317	$233,803	$77,514	$312,017	$231,028	$80,989
Trade names, finite	7.3	9,250	8,475	775	9,250	8,448	802
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	4.5	75	7	68	75	—	75
		$325,342	$242,285	$83,057	$326,042	$239,476	$86,566

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $3.5 million and $3.9 million for the three months ended April 29, 2023 and April 30, 2022, respectively.

As of April 29, 2023, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

For workers’ compensation losses during fiscal 2023 and 2024, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2023, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis with aggregate stop loss limits of $11.5 million within this layer of retention over the period from fiscal 2021 to fiscal 2023. Additionally, we retained $5.0 million risk of loss on a per occurrence basis for losses between $10.0 million and $15.0 million, if any, and we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

For automobile liability and general liability losses during fiscal 2024, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $10.0 million on a per-occurrence basis for losses between $5.0 million and $15.0 million, if any. Additionally, during fiscal 2024 we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For the calendar years 2022 and 2023, we retain the risk of loss on an annual basis, up to the first $600,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	April 29, 2023	January 28, 2023
Accrued insurance claims - current	$44,191	$41,043
Accrued insurance claims - non-current	53,357	49,347
Accrued insurance claims	$97,548	$90,390

Insurance recoveries/receivables:
Current (included in Other current assets)	$794	$—
Non-current (included in Other assets)	4,859	4,957
Insurance recoveries/receivables	$5,653	$4,957

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the three months ended April 29, 2023, total insurance recoveries/receivables increased approximately $0.7 million primarily due to additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 8 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three months ended April 29, 2023 and April 30, 2022 (dollars in thousands):

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Lease cost under long-term operating leases	$9,280	$8,466
Lease cost under short-term operating leases	5,886	6,255
Variable lease cost under short-term and long-term operating leases(1)	1,122	1,021
Total lease cost	$16,288	$15,742

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $72.2 million as of April 29, 2023 and $67.2 million as of January 28, 2023. Supplemental balance sheet information related to these liabilities is as follows:

	April 29, 2023	January 28, 2023
Weighted average remaining lease term	3.0 years	2.9 years
Weighted average discount rate	4.2%	3.9%

Supplemental cash flow information related to our long-term operating lease liabilities for the three months ended April 29, 2023 and April 30, 2022 is as follows (dollars in thousands):

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$10,330	$9,489
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$13,935	$8,901

As of April 29, 2023, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2024	$24,290
2025	26,529
2026	16,237
2027	8,083
2028	3,992
2029	1,359
Thereafter	481
Total lease payments	80,971
Less: imputed interest	(8,795)
Total	$72,176

As of April 29, 2023, the Company had an additional operating lease with total lease costs of $0.2 million that had not yet commenced. This lease will commence in the second quarter of fiscal 2024.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	April 29, 2023	January 28, 2023
Accrued payroll and related taxes	$36,710	$32,448
Accrued employee benefit and incentive plan costs	20,878	44,487
Accrued construction costs	38,520	37,735
Other current liabilities	20,860	26,664
Other accrued liabilities	$116,968	$141,334

13. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	April 29, 2023	January 28, 2023
Credit agreement - Revolving facility (matures April 2026)	$—	$—
Credit agreement - Term loan facility, net (matures April 2026)	326,389	330,603
4.50% senior notes, net (mature April 2029)	494,493	494,264
	820,882	824,867
Less: current portion	(17,500)	(17,500)
Long-term debt	$803,382	$807,367

Credit Agreement

On April 1, 2021, the Company and certain of its subsidiaries amended its credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (the “Credit Agreement”), to among other things, decrease the maximum revolver commitment to $650.0 million from $750.0 million and decrease the term loan facility to $350.0 million from $416.3 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As part of the amendment, the maturity of the Credit Agreement was extended to April 1, 2026.

The following table summarizes the net carrying value of the term loan as of April 29, 2023 and January 28, 2023 (dollars in thousands):

	April 29, 2023	January 28, 2023
Principal amount of term loan	$328,125	$332,500
Less: Debt issuance costs	(1,736)	(1,897)
Net carrying amount of term loan	$326,389	$330,603

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

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% -1.000%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million issued as part of our insurance program, were outstanding under our Credit Agreement at each of April 29, 2023 and January 28, 2023.

The weighted average interest rates and fees for balances under our Credit Agreement as of April 29, 2023 and January 28, 2023 were as follows:

	Weighted Average Rate End of Period
	April 29, 2023	January 28, 2023
Borrowings - Term loan facility	6.45%	6.21%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.50%	1.75%
Unused Revolver Commitment	0.25%	0.35%

(1) There were no outstanding borrowings under our revolving facility as of April 29, 2023 and January 28, 2023.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At each of April 29, 2023 and January 28, 2023, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $602.5 million as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

On May 9, 2023, the Company and certain of its subsidiaries amended the Credit Agreement to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) and provides that term loans and revolving loans will bear interest at a rate per annum equal to, either term SOFR or the base rate, plus, in each case, an applicable margin that will be determined based on the Company’s consolidated net leverage ratio, as specified above. “Term SOFR” will be the published forward-looking SOFR rate for the applicable interest period plus a 0.10% spread adjustment.

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

The following table summarizes the net carrying value of the 2029 Notes as of April 29, 2023 and January 28, 2023 (dollars in thousands):

	April 29, 2023	January 28, 2023
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(5,507)	(5,736)
Net carrying amount of 2029 Notes	$494,493	$494,264

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $90.75 and $90.25 as of April 29, 2023 and January 28, 2023, respectively (dollars in thousands):

	April 29, 2023	January 28, 2023
Fair value of principal amount of 2029 Notes	$453,750	$451,250
Less: Debt issuance costs	(5,507)	(5,736)
Fair value of 2029 Notes	$448,243	$445,514

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

Our effective income tax rate was 22.1% and 3.4% for the three months ended April 29, 2023 and April 30, 2022, respectively. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, the impact of the vesting and exercise of share-based awards, tax credits recognized, and variances in non-deductible and non-taxable items. During the three months ended April 29, 2023 and April 30, 2022, the Company realized approximately $2.7 million and $2.5 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. Additionally, the three months ended April 30, 2022 includes approximately $1.7 million of incremental tax benefit for tax credits related to a tax filing for a prior year. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits and tax law changes.

We are currently under IRS audit for fiscal year 2020 and an audit by Canadian taxation authorities for fiscal years 2017 through 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Gain on sale of fixed assets	$7,816	$5,389
Discount fee expense	(3,200)	(1,101)
Miscellaneous income, net	375	507
Other income, net	$4,991	$4,795

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

16. Capital Stock

Repurchases of Common Stock. On March 2, 2022 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. During the three months ended April 29, 2023, we repurchased 225,000 shares of common stock, at an average price of $90.21, for $20.3 million. As of April 29, 2023, $81.0 million of the authorization was available for repurchases.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the three months ended April 29, 2023, $20.1 million was charged to retained earnings related to shares canceled during the period.

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

Stock-based compensation expense and the related tax benefit recognized during the three months ended April 29, 2023 and April 30, 2022 were as follows (dollars in thousands):

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Stock-based compensation	$6,620	$3,128
Income tax effect of stock-based compensation	$1,644	$775

During the three months ended April 29, 2023 and April 30, 2022 the Company realized approximately $2.7 million and $2.5 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of April 29, 2023, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $4.6 million, $24.9 million, and $26.0 million, respectively. This expense will be recognized over a weighted-average number of years of 3.2, 3.0, and 1.7, respectively, based on the average remaining service periods for the awards. We may recognize an additional $13.2 million in compensation expense in future periods after April 29, 2023 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended April 29, 2023:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 28, 2023	245,706	$65.36
Granted	38,155	$94.99
Options exercised	(7,177)	$31.45
Outstanding as of April 29, 2023	276,684	$70.33

Exercisable options as of April 29, 2023	183,071	$64.23

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended April 29, 2023:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 28, 2023	439,903	$53.76	385,673	$90.32
Granted	117,452	$94.98	230,127	$94.99
Share units vested	(175,051)	$95.17	(111,871)	$83.14
Forfeited or canceled	(801)	$41.04	(60,434)	$80.30
Outstanding as of April 29, 2023	381,503	$71.53	443,495	$95.92

The total number of granted Performance RSUs presented above consists of 157,380 target shares and 72,747 supplemental shares. The total number of Performance RSUs outstanding as of April 29, 2023 consists of 303,137 target shares and 140,358 supplemental shares. With respect to the Company’s Performance Year ended January 28, 2023, the Company canceled 2,506 target shares and 57,199 supplemental shares during the three months ended April 29, 2023, as a result of the performance period criteria not being met.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 65.5% and 67.3% of total contract revenues during the three months ended April 29, 2023 and April 30, 2022, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended April 29, 2023 or April 30, 2022, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended
	April 29, 2023		April 30, 2022
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$224.4	21.5%	$237.4	27.1%
Lumen Technologies	136.4	13.0	102.8	11.7
Comcast Corporation	120.6	11.5	111.3	12.7
Total other customers combined	564.1	54.0	424.8	48.5
Total contract revenues	$1,045.5	100.0%	$876.3	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three months ended April 29, 2023 and April 30, 2022 were as follows (dollars in millions):

	For the Three Months Ended
	April 29, 2023		April 30, 2022
	Amount	% of Total	Amount	% of Total
Telecommunications	$938.2	89.7%	$778.9	88.9%
Underground facility locating	73.0	7.0	70.9	8.1
Electrical and gas utilities and other	34.3	3.3	26.5	3.0
Total contract revenues	$1,045.5	100.0%	$876.3	100.0%

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

19. Commitments and Contingencies

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA. In that proceeding, the arbitrator has issued an order indicating that the statutory exemption is not available to the Company’s subsidiary, and the Company’s subsidiary is appealing the arbitrator’s ruling on various grounds. There can be no assurance that the Company’s subsidiary will be successful in its appeal of the arbitrator’s ruling regarding this statutory exemption. As required by ERISA, this subsidiary began making payments to the Plan in the amount of approximately $0.1 million per month in November 2016. The aggregate amount of these payments has been recorded as an asset. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded. Given the stage of this action, it is not possible to estimate a range of loss that could result from either an adverse judgment or a settlement of this matter.

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 29, 2023 and January 28, 2023, we had $343.0 million and $299.8 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 29, 2023 and January 28, 2023, we had $20.4 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our Credit Agreement that collateralize our obligations to our insurance carriers. At each of April 29, 2023 and January 28, 2023, we had $47.5 million of outstanding standby letters of credit issued under the Credit Agreement.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to: projections of revenues, income or loss, or capital expenditures, future economic conditions and trends in the industries we serve, customer capital budgets and spending priorities, our plans for future operations, growth and services, including contract backlog, our plans for future acquisitions, dispositions, or financial needs, expected benefits and synergies of businesses acquired and future opportunities for the combined businesses, anticipated outcomes of contingent events, including litigation, availability of capital, restrictions imposed by our senior notes and credit agreement, use of our cash flow to service our debt, the effect of changes in tax law, potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters, potential exposure to environmental liabilities, determinations as to whether the carrying value of our assets is impaired, assumptions relating to any of the foregoing, the duration and severity of a pandemic caused by COVID-19 and its ultimate impact across our business, and the other risks and uncertainties discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2023 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for fiscal 2023. Our Annual Report on Form 10-K for fiscal 2023 was filed with the SEC on March 3, 2023, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

Macro-economic conditions, including those impacting the cost of capital, may influence the execution of some industry plans. In addition, the market for labor remains tight in many regions around the country. Automotive and equipment supply chains remain challenged, particularly for the large truck chassis required for specialty equipment. Prices for capital equipment continue to increase. It remains to be seen how long these conditions may persist. We expect demand to continue to fluctuate amongst customers whose deployments are accelerating into the second half of the year offset in part by two customers whose capital expenditures have been more heavily weighted to the first half of the year. Within this context, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 65.5% and 67.3% of our total contract revenues during the three months ended April 29, 2023 and April 30, 2022, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three months ended April 29, 2023 or April 30, 2022:

	For the Three Months Ended
	April 29, 2023	April 30, 2022
AT&T Inc.	21.5%	27.1%
Lumen Technologies	13.0%	11.7%
Comcast Corporation	11.5%	12.7%
Frontier Communications Corporation	9.9%	6.5%
Verizon Communications Inc.	9.6%	9.2%
Windstream Corporation	1.7%	2.7%

In addition, another customer contributed 4.6% and 3.9% to our total contract revenues during the three months ended April 29, 2023 and April 30, 2022, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Multi-year master service agreements	81.8%	80.0%
Other long-term contracts	9.7	11.9
Total long-term contracts	91.5%	91.9%
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2023.

Understanding Our Results of Operations
The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies and Estimates, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2023.

The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2023 and fiscal 2024 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 31, 2026.

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

For certain contracts, representing less than 5% of contract revenues during each of the three months ended April 29, 2023 and April 30, 2022, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Depreciation and Amortization. Our property and equipment primarily consist of vehicles, equipment and machinery, and computer hardware and software. We depreciate property and equipment on a straight-line basis over the estimated useful lives of the assets. In addition, we have intangible assets, including customer relationships, trade names, and contractual intangibles, which we amortize over their estimated useful lives. We recognize amortization of customer relationship intangibles on an accelerated basis as a function of the expected economic benefit and amortization of other finite-lived intangibles on a straight-line basis over their estimated useful lives.

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations, and the amortization of debt issuance costs. See Note 13, Debt, in the notes to the condensed consolidated financial statements for information on debt issuance costs and the non-cash amortization of the debt discount.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program.

Seasonality and Fluctuations in Operating Results. Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions, such as major or extended winter storms, droughts and tornados, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	April 29, 2023		April 30, 2022
Contract revenues	$1,045.5	100.0%	$876.3	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	853.4	81.6	745.7	85.1
General and administrative	82.4	7.9	69.4	7.9
Depreciation and amortization	37.3	3.6	36.6	4.2
Total	973.0	93.1	851.7	97.2
Interest expense, net	(11.4)	(1.1)	(9.1)	(1.0)
Other income, net	5.0	0.5	4.8	0.5
Income before income taxes	66.1	6.3	20.2	2.3
Provision for income taxes	14.6	1.4	0.7	0.1
Net income	$51.5	4.9%	$19.5	2.2%

Contract Revenues. Contract revenues were $1,045.5 million during the three months ended April 29, 2023 compared to $876.3 million during the three months ended April 30, 2022. There were no acquired revenues or significant revenues from storm restoration services during the three months ended April 29, 2023 or April 30, 2022.

Contract revenues increased by $169.2 million during the three months ended April 29, 2023 compared to the three months ended April 30, 2022. Contract revenues increased by $45.9 million and $33.6 million, respectively, for two telecommunications customers primarily for fiber deployments, $18.9 million for a large telecommunications customer for fiber deployments and improvements to its network and $9.3 million from a leading cable multiple system operator for construction and maintenance services. In addition, contract revenues decreased by $13.0 million for a large telecommunications customer improving its network and $6.1 million for services performed for a telecommunications customer in connection with rural services. All other customers had net increases in contract revenues of $80.6 million on a combined basis during the three months ended April 29, 2023 compared to the three months ended April 30, 2022.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.7%, 7.0%, and 3.3%, respectively, for the three months ended April 29, 2023 compared to 88.9%, 8.1%, and 3.0%, respectively, for the three months ended April 30, 2022.

Costs of Earned Revenues. Costs of earned revenues increased to $853.4 million, or 81.6% of contract revenues, during the three months ended April 29, 2023 compared to $745.7 million, or 85.1% of contract revenues, during the three months ended April 30, 2022. The primary components of the increase were a $92.2 million aggregate increase in direct labor and subcontractor costs, a $7.3 million increase in other direct costs, including insurance, travel cost, permits and other expenses, a $6.4 million increase in direct materials expense, and a $1.7 million net increase from higher equipment costs and lower fuel costs.

Costs of earned revenues as a percentage of contract revenues decreased 3.5% during the three months ended April 29, 2023 compared to the three months ended April 30, 2022. Labor and subcontracted labor costs decreased 1.8% primarily due to the mix of work performed. Equipment and fuel costs decreased 0.7% on a net basis as a percentage of contract revenues. Direct material costs decreased 0.5%, primarily as a result of our mix of work in which we provide materials for our customers, and other direct costs decreased 0.5% during the three months ended April 29, 2023.

General and Administrative Expenses. General and administrative expenses increased to $82.4 million, or 7.9% of contract revenues, during the three months ended April 29, 2023 compared to $69.4 million, or 7.9% of contract revenues, during the three months ended April 30, 2022. The increase in total general and administrative expenses during the three months ended April 29, 2023 is mainly attributable to an increase in stock based and performance compensation, administrative, payroll and other costs.

Depreciation and Amortization. Depreciation expense was $33.8 million, or 3.2% of contract revenues, during the three months ended April 29, 2023 compared to $32.7 million, or 3.7% of contract revenues, during the three months ended April 30, 2022. The increase in depreciation expense during the three months ended April 29, 2023 is primarily due to the normal replacement cycle of fleet assets.

Amortization expense was $3.5 million and $3.9 million during the three months ended April 29, 2023 and April 30, 2022, respectively.

Interest Expense, Net. Interest expense, net was $11.4 million and $9.1 million during the three months ended April 29, 2023 and April 30, 2022, respectively, as a result of higher interest rates on funded debt balances, offset in part by higher interest income on invested cash balances.

Other Income, Net. Other income, net was $5.0 million and $4.8 million during the three months ended April 29, 2023 and April 30, 2022, respectively. Gain on sale of fixed assets was $7.8 million and $5.4 million during the three months ended April 29, 2023 and April 30, 2022, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $3.2 million and $1.1 million of expense during the three months ended April 29, 2023 and April 30, 2022 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended April 29, 2023 and April 30, 2022 (dollars in millions):

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Income tax provision	$14.6	$0.7
Effective income tax rate	22.1%	3.4%

Our effective income tax rate was 22.1% and 3.4% for the three months ended April 29, 2023 and April 30, 2022, respectively. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, the impact of the vesting and exercise of share-based awards, tax credits recognized, and variances in non-deductible and non-taxable items. During the three months ended April 29, 2023 and April 30, 2022, the Company realized approximately $2.7 million and $2.5 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. Additionally, the three months ended April 30, 2022 includes approximately $1.7 million of incremental tax benefit for tax credits related to a tax filing for a prior year. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits and tax law changes.

We are currently under IRS audit for fiscal year 2020 and an audit by Canadian tax authorities for fiscal years 2017 through 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

Net Income. Net income was $51.5 million for the three months ended April 29, 2023 compared to $19.5 million for the three months ended April 30, 2022.

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

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Net income	$51,523	$19,536
Interest expense, net	11,372	9,118
Provision for income taxes	14,576	694
Depreciation and amortization	37,271	36,637
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	114,742	65,985
Gain on sale of fixed assets	(7,816)	(5,389)
Stock-based compensation expense	6,620	3,128
Non-GAAP Adjusted EBITDA	$113,546	$63,724
Non-GAAP Adjusted EBITDA % of contract revenues	10.9%	7.3%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $71.4 million as of April 29, 2023 compared to $224.2 million as of January 28, 2023. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1.1 billion as of April 29, 2023 compared to $1.0 billion as of January 28, 2023.

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

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include payments on our debt, working capital requirements, and the purchase of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock, experience difficulty or delays in collecting amounts owed to us by our customers, increase our working capital in connection with new or existing customer programs, repurchase our common stock, or repay credit agreement borrowings. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our credit agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Net Cash Flows. The following table presents our net cash flows for the three months ended April 29, 2023 and April 30, 2022 (dollars in millions):

	For the Three Months Ended
	April 29, 2023	April 30, 2022
Net cash flows:
Used in operating activities	$(85.1)	$(64.9)
Used in investing activities	$(33.6)	$(33.0)
Used in financing activities	$(34.1)	$(27.2)

Cash used in Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets and provision for bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the three months ended April 29, 2023, net cash used in operating activities was $85.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $184.6 million of operating cash flow during the three months ended April 29, 2023. Changes that used operating cash flow during the three months ended April 29, 2023 included an increase in accounts receivable, decrease in accrued liabilities, increase in other current assets and inventories, and decrease in accounts payable, net, of $118.3 million, $26.0 million, $16.3 million, and $10.5 million, respectively. In addition, changes that used operating cash flow during the three months ended April 29, 2023 included an increase in contract assets of $8.7 million and a net decrease in income taxes payable of $5.6 million. A decrease in other assets of $0.8 million provided operating cash flow during the three months ended April 29, 2023.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 106 as of April 29, 2023 compared to 105 as of April 30, 2022.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of April 29, 2023 and January 28, 2023 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of April 29, 2023 or January 28, 2023.

During the three months ended April 30, 2022, net cash used in operating activities was $64.9 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $129.6 million of operating cash flow during the three months ended April 30, 2022. Changes that used operating cash flow during the three months ended April 30, 2022 included an increase in accounts receivable, other current assets and inventories, and contract assets, net of $99.1 million, $28.9 million, and $11.6 million, respectively. In addition, changes that used operating cash flow included a decrease in accrued liabilities of $10.4 million and a net increase in income tax receivable of $2.0 million, respectively. Changes that provided operating cash flow during the three months ended April 30, 2022 included an increase in accounts payable of $21.6 million and a decrease in other assets of $0.8 million.

Cash Used in Investing Activities. Net cash used in investing activities was $33.6 million during the three months ended April 29, 2023 compared to $33.0 million during the three months ended April 30, 2022. During the three months ended April 29, 2023 and April 30, 2022, capital expenditures were $42.9 million and $38.4 million, respectively. Capital expenditures increased during the three months ended April 29, 2023, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $9.3 million and $5.4 million during the three months ended April 29, 2023 and April 30, 2022, respectively.
Cash used in Financing Activities. Net cash used in financing activities was $34.1 million during the three months ended April 29, 2023. We repurchased 225,000 shares of our common stock in open market transactions, at an average price of $90.21 per share, for $20.3 million, during the three months ended April 29, 2023. We also paid $9.6 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 29, 2023. In addition, we used approximately $4.4 million to repay term loan borrowings under our Credit Agreement. This was partially offset by the exercise of stock options, which provided $0.2 million during the three months ended April 29, 2023.

Net cash used in financing activities was $27.2 million during the three months ended April 30, 2022. During the three months ended April 30, 2022, we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $92.70 per share, for $18.5 million. We also paid $5.5 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 30, 2022. In addition, we used approximately $4.4 million to repay term loan borrowings under our Credit Agreement. This was partially offset by the exercise of stock options, which provided $1.2 million during the three months ended April 30, 2022.

Compliance with Credit Agreement. We are party to a credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended, the “Credit Agreement”) with a revolver commitment in aggregate amount equal to $650.0 million and a term loan facility in the aggregate principal amount of $350.0 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement is April 1, 2026.

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

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus LIBOR
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million issued as part of our insurance program, were outstanding under our Credit Agreement at each of April 29, 2023 and January 28, 2023.

The weighted average interest rates and fees for balances under our Credit Agreement as of April 29, 2023 and January 28, 2023 were as follows:

	Weighted Average Rate End of Period
	April 29, 2023	January 28, 2023
Borrowings - Term loan facility	6.45%	6.21%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.50%	1.75%
Unused Revolver Commitment	0.25%	0.35%

(1) There were no outstanding borrowings under our revolving facility as of April 29, 2023 and January 29, 2022.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00 as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At each of April 29, 2023 and January 28, 2023, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $602.5 million as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

On May 9, 2023, the Company and certain of its subsidiaries amended the Credit Agreement to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) and provides that term loans and revolving loans will bear interest at a rate per annum equal to, either term SOFR or the base rate, plus, in each case, an applicable margin that will be determined based on the Company’s consolidated net leverage ratio, as specified above. “Term SOFR” will be the published forward-looking SOFR rate for the applicable interest period plus a 0.10% spread adjustment.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of April 29, 2023 (dollars in thousands):

	Due less than 1 Year	Due Thereafter	Total
2029 Notes	$—	$500,000	$500,000
Credit agreement – term loan facility	17,500	310,625	328,125
Fixed interest payments on long-term debt(1)	22,500	112,500	135,000
Obligations under long-term operating leases(2)	31,801	49,170	80,971
Obligations under short-term operating leases(3)	1,291	—	1,291
Employment agreements	29,369	5,886	35,255
Purchase and other contractual obligations(4)	102,724	28,686	131,410
Total	$205,185	$1,006,867	$1,212,052

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of April 29, 2023 consisted of $328.1 million outstanding under our term loan facility.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $0.2 million as of April 29, 2023.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of April 29, 2023.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of April 29, 2023, purchase and other contractual obligations includes approximately $84.5 million for issued orders with delivery dates scheduled to occur over the next 12 months.

Our condensed consolidated balance sheet as of April 29, 2023 includes a long-term liability of approximately $53.4 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $15.8 million and $15.8 million as of April 29, 2023 and January 28, 2023, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 29, 2023 and January 28, 2023 we had $343.0 million and $299.8 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $123.2 million as of April 29, 2023. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 29, 2023 and January 28, 2023, we had $20.4 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million and $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of April 29, 2023 and January 28, 2023, respectively.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.316 billion and $6.141 billion at April 29, 2023 and January 28, 2023, respectively. We expect to complete 55.1% of the April 29, 2023 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations delays or cancellations due to various reasons, including, but not limited to, changes in customer spending priorities, regulatory interruptions, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in interest rates on our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and interest expense on our variable-rate debt. At April 29, 2023, 60% of our debt, on a gross basis, incurred interest at a fixed-rate and the remaining 40% of the debt incurred interest at a variable-rate.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $90.75 and $90.25 as of April 29, 2023 and January 28, 2023, respectively (dollars in thousands):

	April 29, 2023	January 28, 2023
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(5,507)	(5,736)
Net carrying amount of 2029 Notes	$494,493	$494,264

	April 29, 2023	January 28, 2023
Fair value of principal amount of 2029 Notes	$453,750	$451,250
Less: Debt issuance costs	(5,507)	(5,736)
Fair value of 2029 Notes	$448,243	$445,514

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $12.7 million, calculated on a discounted cash flow basis as of April 29, 2023.

Our Credit Agreement permits borrowings at a variable rate of interest. On April 29, 2023, we had variable rate debt outstanding under our Credit Agreement of $328.1 million under our term loan facility. Interest related to these borrowings fluctuates based on LIBOR or the Base rate. The Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. On May 9, 2023, the Company and certain of its subsidiaries amended the Credit Agreement to replace LIBOR with SOFR. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.7 million annually.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 29, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
April 29, 2023, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the U.S. Securities and Exchange Commission, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 29, 2023, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
April 29, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2023 - February 25, 2023	—	$—	—	(2)
February 26, 2023 - March 25, 2023	—	$—	—	(2)
March 26, 2023 - April 29, 2023	225,000	$90.21	—	(2)

(1) All shares repurchased have been subsequently canceled.

(2) Repurchases of Common Stock. On March 2, 2022 the Company announced that its Board of Directors had authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. During the three months ended April 29, 2023, we repurchased 225,000 shares of common stock, at an average price of $90.21, for $20.3 million. As of April 29, 2023, $81.0 million of the authorization was available for repurchases.

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1
Second Amendment to Amended and Restated Credit Agreement, dated as of May 9, 2023, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom identified therein, certain lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and other parties named therein (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on May 9, 2023).

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 25, 2023	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	May 25, 2023	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer