Form 10-Q
period 2023-07-29
DYCOM INDUSTRIES INC
filed 2023-08-24
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023

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

There were 29,333,411 shares of common stock with a par value of $0.33 1/3 outstanding at August 22, 2023.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	July 29, 2023	January 28, 2023
ASSETS
Current assets:
Cash and equivalents	$83,377	$224,186
Accounts receivable, net (Note 5)	1,214,450	1,067,013
Contract assets	77,254	43,932
Inventories	117,225	114,972
Income tax receivable	10,659	3,929
Other current assets	52,282	38,648
Total current assets	1,555,247	1,492,680

Property and equipment, net	393,233	367,852
Operating lease right-of-use assets	72,790	67,240
Goodwill	272,545	272,545
Intangible assets, net	79,587	86,566
Other assets	22,199	26,371
Total assets	$2,395,601	$2,313,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$204,776	$207,739
Current portion of debt	17,500	17,500
Contract liabilities	20,864	19,512
Accrued insurance claims	45,225	41,043
Operating lease liabilities	29,348	27,527
Income taxes payable	—	14,896
Other accrued liabilities	141,733	141,334
Total current liabilities	459,446	469,551

Long-term debt	799,395	807,367
Accrued insurance claims - non-current	49,293	49,347
Operating lease liabilities - non-current	43,213	39,628
Deferred tax liabilities, net - non-current	61,177	60,205
Other liabilities	19,031	18,401
Total liabilities	1,431,555	1,444,499

COMMITMENTS AND CONTINGENCIES (Note 19)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,332,495 and 29,350,021 issued and outstanding, respectively	9,777	9,783
Additional paid-in capital	12,982	5,654
Accumulated other comprehensive loss	(1,546)	(1,771)
Retained earnings	942,833	855,089
Total stockholders’ equity	964,046	868,755
Total liabilities and stockholders’ equity	$2,395,601	$2,313,254

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 29, 2023	July 30, 2022

Contract revenues	$1,041,535	$972,273

Costs of earned revenues, excluding depreciation and amortization	830,409	797,980
General and administrative	84,832	73,336
Depreciation and amortization	37,993	35,345
Total	953,234	906,661

Interest expense, net	(12,277)	(9,347)
Other income, net	5,731	2,587
Income before income taxes	81,755	58,852

Provision for income taxes	21,509	14,996

Net income	$60,246	$43,856

Earnings per common share:
Basic earnings per common share	$2.05	$1.48

Diluted earnings per common share	$2.03	$1.46

Shares used in computing earnings per common share:
Basic	29,328,218	29,540,174

Diluted	29,610,946	29,943,422

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 29, 2023	July 30, 2022

Contract revenues	$2,087,009	$1,848,573

Costs of earned revenues, excluding depreciation and amortization	1,683,775	1,543,710
General and administrative	167,188	142,716
Depreciation and amortization	75,265	71,981
Total	1,926,228	1,758,407

Interest expense, net	(23,649)	(18,465)
Other income, net	10,722	7,381
Income before income taxes	147,854	79,082

Provision for income taxes	36,085	15,690

Net income	$111,769	$63,392

Earnings per common share:
Basic earnings per common share	$3.81	$2.14

Diluted earnings per common share	$3.76	$2.11

Shares used in computing earnings per common share:
Basic	29,348,700	29,579,498

Diluted	29,708,025	30,021,486

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$60,246	$43,856	$111,769	$63,392
Foreign currency translation	—	—	225	—
Comprehensive income	$60,246	$43,856	$111,994	$63,392

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 29, 2023	29,318,085	$9,773	$6,620	$(1,546)	$882,587	$897,434
Stock options exercised	2,702	1	78	—	—	79
Stock-based compensation	330	—	6,323	—	—	6,323
Issuance of restricted stock, net of tax withholdings	11,378	3	(39)	—		(36)
Net income	—	—	—	—	60,246	60,246
Balances as of July 29, 2023	29,332,495	$9,777	$12,982	$(1,546)	$942,833	$964,046

	For the Three Months Ended
	July 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 30, 2022	29,543,766	$9,848	$3,128	$(1,769)	$747,131	$758,338
Stock options exercised	7,500	3	201	—	—	204
Stock-based compensation	705	—	4,630	—	—	4,630
Issuance of restricted stock, net of tax withholdings	9,579	3	(22)	—	—	(19)
Repurchase of common stock	(104,030)	(35)	(3,307)	—	(6,651)	(9,993)
Net income	—	—	—	—	43,856	43,856
Balances as of July 30, 2022	29,457,520	$9,819	$4,630	$(1,769)	$784,336	$797,016

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 28, 2023	29,350,021	$9,783	$5,654	$(1,771)	$855,089	$868,755
Stock options exercised	9,879	3	301	—		304
Stock-based compensation	656	—	12,942	—	—	12,942
Issuance of restricted stock, net of tax withholdings	196,939	66	(5,816)	—	(3,901)	(9,651)
Repurchase of common stock	(225,000)	(75)	(99)	—	(20,124)	(20,298)
Other comprehensive income	—	—	—	225	—	225
Net income	—	—	—	—	111,769	111,769
Balances as of July 29, 2023	29,332,495	$9,777	$12,982	$(1,546)	$942,833	$964,046

	For the Six Months Ended
	July 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 29, 2022	29,612,867	$9,871	$2,028	$(1,769)	$748,414	$758,544
Stock options exercised	22,863	7	1,398	—	—	1,405
Stock-based compensation	1,278	—	7,758	—	—	7,758
Issuance of restricted stock, net of tax withholdings	124,542	42	(3,247)	—	(2,346)	(5,551)
Repurchase of common stock	(304,030)	(101)	(3,307)	—	(25,124)	(28,532)
Net income	—	—	—	—	63,392	63,392
Balances as of July 30, 2022	29,457,520	$9,819	$4,630	$(1,769)	$784,336	$797,016

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net income	$111,769	$63,392
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	75,265	71,981
Non-cash lease expense	17,091	15,767
Deferred income tax provision	971	6,699
Stock-based compensation	12,942	7,758
Provision for bad debt, net	1,232	134
Gain on sale of fixed assets	(15,374)	(8,856)
Amortization of debt issuance costs and other	1,608	1,443
Change in operating assets and liabilities:
Accounts receivable, net	(148,670)	(222,831)
Contract assets, net	(31,970)	(23,518)
Other current assets and inventories	(15,182)	(30,658)
Other assets	3,412	2,556
Income taxes receivable/payable	(21,626)	6,460
Accounts payable	(6,145)	29,295
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(14,170)	3,429
Net cash used in operating activities	(28,847)	(76,949)

Cash flows from investing activities:
Capital expenditures	(93,888)	(80,932)
Proceeds from sale of assets	20,321	8,830
Net cash used in investing activities	(73,567)	(72,102)

Cash flows from financing activities:
Principal payments on senior credit agreement, including term loan	(8,750)	(8,750)
Repurchase of common stock	(20,298)	(28,532)
Exercise of stock options	304	1,405
Restricted stock tax withholdings	(9,651)	(5,551)
Net cash used in financing activities	(38,395)	(41,428)
Net decrease in cash, cash equivalents and restricted cash	(140,809)	(190,479)

Cash, cash equivalents and restricted cash at beginning of period (Note 7)	225,990	312,561

Cash, cash equivalents and restricted cash at end of period (Note 7)	$85,181	$122,082

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$23,444	$16,641
Cash paid for taxes, net	$56,700	$1,897
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$13,686	$8,238

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2023. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2023. Accounting standards adopted during the six months ended July 29, 2023 are disclosed in this Quarterly Report on Form 10-Q.

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

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. ASU 2020-04 was effective for adoption at any time between March 12, 2020 and December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date included within Topic 848 from December 31, 2022 to December 31, 2024. We adopted the provisions of ASU 2020-04 in the second quarter of fiscal 2024 and there was no material effect on our consolidated financial statements.

Presentation of Financial Statements, Income Statement-Reporting Comprehensive Income, Distinguishing Liabilities from Equity, Equity, and Compensation-Stock Compensation. In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. Staff Accounting Bulletin No. 120 provides guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. The ASU does not provide any new guidance so there is no transition or effective date associated with it and therefore, the Company adopted the ASU with no impact to our consolidated financial statements.

Accounting Standards Not Yet Adopted

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income available to common stockholders (numerator)	$60,246	$43,856	$111,769	$63,392

Weighted-average number of common shares (denominator)	29,328,218	29,540,174	29,348,700	29,579,498

Basic earnings per common share	$2.05	$1.48	$3.81	$2.14

Weighted-average number of common shares	29,328,218	29,540,174	29,348,700	29,579,498
Potential shares of common stock arising from stock options, and unvested restricted share units	282,728	403,248	359,325	441,988
Total shares-diluted (denominator)	29,610,946	29,943,422	29,708,025	30,021,486

Diluted earnings per common share	$2.03	$1.46	$3.76	$2.11

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	179,611	198,043	143,670	157,879

5. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	July 29, 2023	January 28, 2023
Trade accounts receivable	$464,494	$367,842
Unbilled accounts receivable	721,046	670,066
Retainage	32,711	32,351
Total	1,218,251	1,070,259
Less: allowance for doubtful accounts	(3,801)	(3,246)
Accounts receivable, net	$1,214,450	$1,067,013

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Allowance for doubtful accounts at beginning of period	$3,682	$761	$3,246	$724
Provision for bad debt	796	102	1,232	134
Amounts charged against the allowance	(677)	(78)	(677)	(73)
Allowance for doubtful accounts at end of period	$3,801	$785	$3,801	$785

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	July 29, 2023	January 28, 2023
Contract assets	$77,254	$43,932
Contract liabilities	20,864	19,512
Contract assets, net	$56,390	$24,420

The increase in net contract assets primarily resulted from increased services performed under contracts consisting of multiple tasks. During the three and six months ended July 29, 2023, we performed services and recognized $3.5 million and $14.2 million, respectively, of contract revenues related to contract liabilities that existed at January 28, 2023. See Note 6, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net, as of July 29, 2023 or January 28, 2023 were as follows (dollars in millions):

	July 29, 2023		January 28, 2023
	Amount	% of Total	Amount	% of Total
Lumen Technologies	$315.3	24.7%	$189.3	17.4%
AT&T Inc.	$132.4	10.4%	$136.2	12.5%
Comcast Corporation	$125.9	9.9%	$125.2	11.5%
Frontier Communications Corporation	$96.5	7.6%	$153.2	14.0%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of the Company’s total accounts receivable and contract assets, net, as of July 29, 2023 or January 28, 2023.

6. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	July 29, 2023	January 28, 2023
Prepaid expenses	$27,584	$17,357
Deposits and other current assets	22,337	19,642
Insurance recoveries/receivables for accrued insurance claims	7	—
Restricted cash	1,372	1,372
Receivables on equipment sales	982	277
Other current assets	$52,282	$38,648

Other assets consisted of the following (dollars in thousands):

	July 29, 2023	January 28, 2023
Long-term contract assets	$5,268	$8,333
Deferred financing costs	3,079	3,685
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	4,803	4,957
Other non-current deposits and assets	8,617	8,964
Other assets	$22,199	$26,371

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

See Note 10, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

7. Cash, Cash Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	July 29, 2023	January 28, 2023
Cash and cash equivalents	$83,377	$224,186
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$85,181	$225,990

8. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	July 29, 2023	January 28, 2023
Land	—	$8,419	$8,419
Buildings	10-35	10,398	10,466
Leasehold improvements	1-10	18,243	17,623
Vehicles	1-5	827,274	815,266
Equipment and machinery	1-10	385,894	359,021
Computer hardware and software	1-7	159,029	165,582
Office furniture and equipment	1-10	12,121	12,215
Total		1,421,378	1,388,592
Less: accumulated depreciation		(1,028,145)	(1,020,740)
Property and equipment, net		$393,233	$367,852

Depreciation expense was $34.5 million and $31.5 million for the three months ended July 29, 2023 and July 30, 2022, respectively and $68.3 million and $64.2 million for the six months ended July 29, 2023 and July 30, 2022, respectively.

9. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill during the six months ended July 29, 2023. The goodwill balance consisted of the following (dollars in thousands):

	July 29, 2023	January 28, 2023
Goodwill, gross	$521,576	$521,576
Accumulated impairment losses	(249,031)	(249,031)
Total	$272,545	$272,545

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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2023 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of July 29, 2023, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	July 29, 2023				January 28, 2023
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	7.1	$311,317	$237,243	$74,074	$312,017	$231,028	$80,989
Trade names, finite	7.0	9,250	8,501	749	9,250	8,448	802
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Non-compete agreements	4.3	75	11	64	75	—	75
		$325,342	$245,755	$79,587	$326,042	$239,476	$86,566

Amortization of our customer relationship intangibles is recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $3.5 million and $3.9 million for the three months ended July 29, 2023 and July 30, 2022, respectively and $7.0 million and $7.8 million for the six months ended July 29, 2023 and July 30, 2022, respectively.

As of July 29, 2023, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment.

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

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	July 29, 2023	January 28, 2023
Accrued insurance claims - current	$45,225	$41,043
Accrued insurance claims - non-current	49,293	49,347
Accrued insurance claims	$94,518	$90,390

Insurance recoveries/receivables:
Current (included in Other current assets)	$7	$—
Non-current (included in Other assets)	4,803	4,957
Insurance recoveries/receivables	$4,810	$4,957

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the six months ended July 29, 2023, total insurance recoveries/receivables decreased approximately $0.1 million primarily due to additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

11. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 7 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and six months ended July 29, 2023 and July 30, 2022 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Lease cost under long-term operating leases	$9,351	$8,461	$18,631	$16,927
Lease cost under short-term operating leases	6,030	6,460	11,916	12,715
Variable lease cost under short-term and long-term operating leases(1)	1,028	999	2,150	2,020
Total lease cost	$16,409	$15,920	$32,697	$31,662

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $72.6 million as of July 29, 2023 and $67.2 million as of January 28, 2023. Supplemental balance sheet information related to these liabilities is as follows:

	July 29, 2023	January 28, 2023
Weighted average remaining lease term	2.9 years	2.9 years
Weighted average discount rate	4.5%	3.9%

Supplemental cash flow information related to our long-term operating lease liabilities for the three and six months ended July 29, 2023 and July 30, 2022 is as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$10,125	$9,582	$18,612	$17,470
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,676	$10,555	$22,611	$19,457

As of July 29, 2023, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2024	$17,042
2025	29,438
2026	18,951
2027	9,850
2028	5,136
2029	1,966
Thereafter	481
Total lease payments	82,864
Less: imputed interest	(10,303)
Total	$72,561

As of July 29, 2023, the Company had additional operating leases with a total lease cost of $0.5 million that have not yet commenced. These leases will commence in the third quarter of fiscal 2024.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 29, 2023	January 28, 2023
Accrued payroll and related taxes	$37,099	$32,448
Accrued employee benefit and incentive plan costs	35,861	44,487
Accrued construction costs	36,516	37,735
Other current liabilities	32,257	26,664
Other accrued liabilities	$141,733	$141,334

13. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	July 29, 2023	January 28, 2023
Credit agreement - Revolving facility (matures April 2026)	$—	$—
Credit agreement - Term loan facility, net (matures April 2026)	322,173	330,603
4.50% senior notes, net (mature April 2029)	494,722	494,264
	816,895	824,867
Less: current portion	(17,500)	(17,500)
Long-term debt	$799,395	$807,367

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

The following table summarizes the net carrying value of the term loan as of July 29, 2023 and January 28, 2023 (dollars in thousands):

	July 29, 2023	January 28, 2023
Principal amount of term loan	$323,750	$332,500
Less: Debt issuance costs	(1,577)	(1,897)
Net carrying amount of term loan	$322,173	$330,603

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

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus SOFR
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% -1.000%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million and $47.5 million issued as part of our insurance program, were outstanding under our Credit Agreement at each of July 29, 2023 and January 28, 2023, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of July 29, 2023 and January 28, 2023 were as follows:

	Weighted Average Rate End of Period
	July 29, 2023	January 28, 2023
Borrowings - Term loan facility	6.95%	6.21%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.63%	1.75%
Unused Revolver Commitment	0.30%	0.35%

(1) There were no outstanding borrowings under our revolving facility as of July 29, 2023 and January 28, 2023.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At each of July 29, 2023 and January 28, 2023, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $602.5 million as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of July 29, 2023 and January 28, 2023 (dollars in thousands):

	July 29, 2023	January 28, 2023
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(5,278)	(5,736)
Net carrying amount of 2029 Notes	$494,722	$494,264

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $90.50 and $90.25 as of July 29, 2023 and January 28, 2023, respectively (dollars in thousands):

	July 29, 2023	January 28, 2023
Fair value of principal amount of 2029 Notes	$452,500	$451,250
Less: Debt issuance costs	(5,278)	(5,736)
Fair value of 2029 Notes	$447,222	$445,514

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

Our effective income tax rate was 26.3% and 25.5% for the three months ended July 29, 2023 and July 30, 2022, respectively, and 24.4% and 19.8% for the six months ended July 29, 2023 and July 30, 2022, respectively. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, the impact of the vesting and exercise of share-based awards, tax credits recognized, and variances in non-deductible and non-taxable items. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits and tax law changes.

We are currently under IRS audit for fiscal year 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

15. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gain on sale of fixed assets	$7,558	$3,467	$15,374	$8,856
Discount fee expense	(2,353)	(1,315)	(5,553)	(2,416)
Miscellaneous income, net	526	435	901	941
Other income, net	$5,731	$2,587	$10,722	$7,381

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

16. Capital Stock

Repurchases of Common Stock. On March 2, 2022 the Company announced that its Board of Directors had authorized a $150 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. During the three months ended July 29, 2023, the Company did not repurchase any shares of its own common stock. As of July 29, 2023, $81.0 million of the authorization was available for repurchases. See Note 20, Subsequent Events, for information regarding a new authorization by the Company’s Board of Directors in August 2023.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During the six months ended July 29, 2023, $20.1 million was charged to retained earnings related to shares canceled during the period.

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

Stock-based compensation expense and the related tax benefit recognized during the three and six months ended July 29, 2023 and July 30, 2022 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stock-based compensation	$6,323	$4,630	$12,942	$7,758
Income tax effect of stock-based compensation	$1,567	$1,143	$3,211	$1,918

During the three months ended July 29, 2023 and July 30, 2022 the Company realized approximately $0.1 million and $0.1 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the six months ended July 29, 2023 and July 30, 2022, the Company realized approximately $2.8 million and $2.7 million of net excess tax benefits, respectively.

As of July 29, 2023, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $4.2 million, $23.6 million, and $22.7 million, respectively. This expense will be recognized over a weighted-average number of years of 2.9, 2.8, and 1.8, respectively, based on the average remaining service periods for the awards. We may recognize an additional $13.2 million in compensation expense in future periods after July 29, 2023 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the six months ended July 29, 2023:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 28, 2023	245,706	$65.36
Granted	38,155	$94.99
Options exercised	(9,879)	$30.83
Outstanding as of July 29, 2023	273,982	$70.73

Exercisable options as of July 29, 2023	180,369	$64.75

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended July 29, 2023:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 28, 2023	439,903	$53.76	385,673	$90.32
Granted	131,523	$95.60	230,127	$94.99
Share units vested	(193,159)	$44.83	(111,871)	$83.14
Forfeited or canceled	(1,795)	$54.27	(61,924)	$80.63
Outstanding as of July 29, 2023	376,472	$72.96	442,005	$95.93

The total number of granted Performance RSUs presented above consists of 157,380 target shares and 72,747 supplemental shares. The total number of Performance RSUs outstanding as of July 29, 2023 consists of 301,647 target shares and 140,358 supplemental shares. With respect to the Company’s Performance Year ended January 28, 2023, the Company canceled 2,506 target shares and 57,199 supplemental shares during the six months ended July 29, 2023, as a result of the performance period criteria not being met.

18. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 61.5% and 67.3% of total contract revenues during the six months ended July 29, 2023 and July 30, 2022, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three and six months ended July 29, 2023 or July 30, 2022, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$174.3	16.7%	$255.9	26.3%	$398.7	19.1%	$493.3	26.7%
Lumen Technologies	162.5	15.6	127.6	13.1	298.9	14.3	230.4	12.5
Comcast Corporation	119.5	11.5	111.8	11.5	240.1	11.5	223.0	12.1
Verizon Communications Inc.	104.9	10.1	80.8	8.3	204.9	9.8	161.8	8.8
Total other customers combined	480.3	46.1	396.2	40.8	944.4	45.3	740.1	39.9
Total contract revenues	$1,041.5	100.0%	$972.3	100.0%	$2,087.0	100.0%	$1,848.6	100.0%

See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and six months ended July 29, 2023 and July 30, 2022 were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$927.1	89.0%	$871.0	89.6%	$1,865.3	89.4%	$1,649.9	89.3%
Underground facility locating	76.7	7.4	71.4	7.3	149.6	7.2	142.3	7.7
Electrical and gas utilities and other	37.7	3.6	29.9	3.1	72.1	3.4	56.4	3.0
Total contract revenues	$1,041.5	100.0%	$972.3	100.0%	$2,087.0	100.0%	$1,848.6	100.0%

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 29, 2023 and January 28, 2023, we had $353.8 million and $299.8 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 29, 2023 and January 28, 2023, we had $20.4 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our Credit Agreement that collateralize our obligations to our insurance carriers. At each of July 29, 2023 and January 28, 2023, we had $47.5 million of outstanding standby letters of credit issued under the Credit Agreement.

20. Subsequent Events

On August 18, 2023, the Company acquired Bigham Cable Construction, Inc. ("Bigham"), for a purchase price of $127.0 million. Bigham provides construction and maintenance services for telecommunications providers in the southeastern United States.

On August 23, 2023 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. The new authorization replaced the prior authorization that expired. As of August 23, 2023, the full $150.0 million of the new authorization was available for repurchase.

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

Significant demand for broadband services is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have stated their belief that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. We believe this view is increasing the appetite for fiber deployments and that the industry effort to deploy high capacity fiber networks continues to meaningfully broaden the set of opportunities for our industry. Increasing access to high-capacity telecommunications continues to be crucial to society, especially for rural America. The Infrastructure Investment and Jobs Act (“Infrastructure Act”) includes over $40 billion for the construction of rural communications networks in unserved and underserved areas across the country. This represents an unprecedented level of support. In addition, substantially all states have commenced programs that will provide funding for telecommunications networks even prior to the initiation of funding under the Infrastructure Act.

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

Macro-economic conditions, including those impacting the cost of capital, may influence the execution of some industry plans. In addition, the market for labor remains tight in many regions around the country. Automotive and equipment supply chains remain challenged, particularly for the large truck chassis required for specialty equipment. Prices for capital equipment continue to increase. It remains to be seen how long these conditions may persist. We expect demand to continue to fluctuate amongst customers. For several customers, deployments are increasing into next year. For others, capital expenditures have been more heavily weighted toward the first half of this year and accordingly they appear to be managing budgets closely through the end of this year. We are encouraged by recent longer-term industry financings. These financings have expanded the pool of capital available to fund future industry growth. Within this context, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 61.5% and 67.3% of our total contract revenues during the six months ended July 29, 2023 and July 30, 2022, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three and six months ended July 29, 2023 or July 30, 2022:

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
AT&T Inc.	16.7%	26.3%	19.1%	26.7%
Lumen Technologies	15.6%	13.1%	14.3%	12.5%
Comcast Corporation	11.5%	11.5%	11.5%	12.1%
Verizon Communications Inc.	10.1%	8.3%	9.8%	8.8%
Frontier Communications Corporation	3.7%	8.1%	6.8%	7.4%
Charter Communications, Inc.	2.9%	1.8%	2.5%	1.9%

In addition, another customer contributed 5.3% and 3.4% to our total contract revenues during the three months ended July 29, 2023 and July 30, 2022, respectively. During the six months ended July 29, 2023 and July 30, 2022 this customer contributed 5.0% and 3.6%, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Multi-year master service agreements	76.9%	78.8%	79.4%	79.4%
Other long-term contracts	11.6	10.8	10.7	11.3
Total long-term contracts	88.5%	89.6%	90.1%	90.7%
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

For certain contracts, representing less than 5% of contract revenues during each of the six months ended July 29, 2023 and July 30, 2022, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated. Percentages represent the result of dividing each item by contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
Contract revenues	$1,041.5	100.0%	$972.3	100.0%	$2,087.0	100.0%	$1,848.6	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	830.4	79.7	798.0	82.1	1,683.8	80.7	1,543.7	83.5
General and administrative	84.8	8.1	73.3	7.5	167.2	8.0	142.7	7.7
Depreciation and amortization	38.0	3.6	35.3	3.6	75.3	3.6	72.0	3.9
Total	953.2	91.5	906.7	93.3	1,926.2	92.3	1,758.4	95.1
Interest expense, net	(12.3)	(1.2)	(9.3)	(1.0)	(23.6)	(1.1)	(18.5)	(1.0)
Other income, net	5.7	0.6	2.6	0.3	10.7	0.5	7.4	0.4
Income before income taxes	81.8	7.8	58.9	6.1	147.9	7.1	79.1	4.3
Provision for income taxes	21.5	2.1	15.0	1.5	36.1	1.7	15.7	0.8
Net income	$60.2	5.8%	$43.9	4.5%	$111.8	5.4%	$63.4	3.4%

Contract Revenues. Contract revenues were $1,041.5 million during the three months ended July 29, 2023 compared to $972.3 million during the three months ended July 30, 2022. There were no acquired revenues or significant revenues from storm restoration services during the three months ended July 29, 2023 or July 30, 2022.

Contract revenues increased by $69.3 million during the three months ended July 29, 2023 compared to the three months ended July 30, 2022. Contract revenues increased by $34.9 million and $24.1 million, respectively, for two large telecommunication customers primarily for fiber deployments, $50.7 million for another telecommunications customer primarily for fiber deployments, $22.9 million for a rural telecommunications customer, and $22.5 million for another customer for fiber deployments. Contract revenue decreased by $81.6 million for a large telecommunications customer and $40.4 million for another telecommunications customer. All other customers had net increases in contract revenues of $36.2 million on a combined basis during the three months ended July 29, 2023 compared to the three months ended July 30, 2022.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.0%, 7.4%, and 3.6%, respectively, for the three months ended July 29, 2023 compared to 89.6%, 7.3%, and 3.1%, respectively, for the three months ended July 30, 2022.

Contract revenues were $2,087.0 million during the six months ended July 29, 2023 compared to $1,848.6 million during the six months ended July 30, 2022. There were no acquired revenues or significant revenues from storm restoration services during the six months ended July 29, 2023 or July 30, 2022.

Contract revenues increased by $238.4 million during the six months ended July 29, 2023 compared to the six months ended July 30, 2022. Contract revenues increased by $68.5 million and $43.0 million, respectively, for two large telecommunication customers primarily for fiber deployments, $89.6 million for another telecommunications customer primarily for fiber deployments, $30.4 million for a rural telecommunications customer and $36.7 million for another customer for fiber deployments. Contract revenues decreased $94.6 million for a large telecommunications customer. All other customers had net increases in contract revenues of $64.9 million on a combined basis during the six months ended July 29, 2023 compared to the six months ended July 30, 2022.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.4%, 7.2%, and 3.4%, respectively, for the six months ended July 29, 2023 compared to 89.3%, 7.7%, and 3.0%, respectively, for the six months ended July 30, 2022.

Costs of Earned Revenues. Costs of earned revenues increased to $830.4 million, or 79.7% of contract revenues, during the three months ended July 29, 2023 compared to $798.0 million, or 82.1% of contract revenues, during the three months ended July 30, 2022. The primary components of the increase were a $37.6 million aggregate increase in direct labor and subcontractor costs, a $4.1 million increase in other direct costs, including insurance, travel cost, permits and other expenses, partially offset by a $4.6 million decrease in direct materials expense, and a $4.8 million net decrease from lower fuel costs and higher equipment costs.

Costs of earned revenues as a percentage of contract revenues decreased 2.3% during the three months ended July 29, 2023 compared to the three months ended July 30, 2022. Direct material costs decreased 0.9% primarily as a result of our mix of work in which we provide materials for customers. Equipment and fuel costs decreased 0.8% on a net basis as a percentage of contract revenues. Labor and subcontracted labor costs decreased 0.6% primarily due to the mix of work performed during the three months ended July 29, 2023.

Costs of earned revenues increased to $1,683.8 million, or 80.7% of contract revenues, during the six months ended July 29, 2023 compared to $1,543.7 million, or 83.5% of contract revenues, during the six months ended July 30, 2022. The primary components of the increase were a $129.9 million aggregate increase in direct labor and subcontractor costs, a $11.4 million increase in other direct costs, including insurance, travel cost, permits and other expenses, a $1.9 million increase in direct materials expense, and a $3.1 million net decrease lower fuel costs and higher equipment costs.

Costs of earned revenues as a percentage of contract revenues decreased 2.8% during the six months ended July 29, 2023 compared to the six months ended July 30, 2022. Labor and subcontracted labor costs decreased 1.1% primarily due to the mix of work performed. Equipment and fuel costs decreased 0.7% on a net basis as a percentage of contract revenues. Direct material costs decreased 0.7%, primarily as a result of our mix of work in which we provide materials for our customers, and other direct costs decreased 0.2% during the six months ended July 29, 2023.

General and Administrative Expenses. General and administrative expenses increased to $84.8 million, or 8.1% of contract revenues, during the three months ended July 29, 2023 compared to $73.3 million, or 7.5% of contract revenues, during the three months ended July 30, 2022. The increase in total general and administrative expenses during the three months ended July 29, 2023 is mainly attributable to an increase in administrative, compensation, and other costs.

General and administrative expenses increased to $167.2 million, or 8.0% of contract revenues, during the six months ended July 29, 2023 compared to $142.7 million, or 7.7% of contract revenues, during the six months ended July 30, 2022. The increase in total general and administrative expenses during the six months ended July 29, 2023 is mainly attributable to an increase in administrative, compensation, and other costs.

Depreciation and Amortization. Depreciation expense was $34.5 million, or 3.3% of contract revenues, during the three months ended July 29, 2023 compared to $31.5 million, or 3.2% of contract revenues, during the three months ended July 30, 2022. Depreciation expense was $68.3 million, or 3.3% of contract revenues, during the six months ended July 29, 2023 compared to $64.2 million, or 3.5% of contract revenues, during the six months ended July 30, 2022. The increase in depreciation expense during the three and six months ended July 29, 2023 is primarily due to higher capital expenditures to support our growth in operations and the normal replacement cycle of fleet assets.

Amortization expense was $3.5 million and $3.9 million during the three months ended July 29, 2023 and July 30, 2022, respectively and $7.0 million and $7.8 million during the six months ended July 29, 2023 and July 30, 2022.

Interest Expense, Net. Interest expense, net was $12.3 million and $9.3 million during the three months ended July 29, 2023 and July 30, 2022, respectively, as a result of higher interest rates on funded debt balances, offset in part by higher interest income on invested cash balances.

Interest expense, net was $23.6 million and $18.5 million during the six months ended July 29, 2023 and July 30, 2022, respectively, as a result of higher interest rates on funded debt balances, offset in part by higher interest income on invested cash balances.

Other Income, Net. Other income, net was $5.7 million and $2.6 million during the three months ended July 29, 2023 and July 30, 2022, respectively and $10.7 million and $7.4 million during the six months ended July 29, 2023 and July 30, 2022, respectively. Gain on sale of fixed assets was $7.6 million and $3.5 million during the three months ended July 29, 2023 and July 30, 2022, respectively and $15.4 million and $8.9 million during the six months ended July 29, 2023 and July 30, 2022, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $2.4 million and $1.3 million of expense during the three months ended July 29, 2023 and July 30, 2022 respectively, and $5.6 million and $2.4 million during the six months ended July 29, 2023 and July 30, 2022, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended July 29, 2023 and July 30, 2022 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Income tax provision	$21.5	$15.0	$36.1	$15.7
Effective income tax rate	26.3%	25.5%	24.4%	19.8%

Our effective income tax rate was 26.3% and 25.5% for the three months ended July 29, 2023 and July 30, 2022, respectively, and 24.4% and 19.8% for the six months ended July 29, 2023 and July 30, 2022, respectively. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, the impact of the vesting and exercise of share-based awards, tax credits recognized, and variances in non-deductible and non-taxable items. Other fluctuations in our effective income tax rate from the statutory rate each period are mainly attributable to changes in unrecognized tax benefits and tax law changes.
We are currently under IRS audit for fiscal year 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

Net Income. Net income was $60.2 million for the three months ended July 29, 2023 compared to $43.9 million for the three months ended July 30, 2022. Net income was $111.8 million the six months ended July 29, 2023 compared to $63.4 million the six months ended July 30, 2022.

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

	For the Three Months Ended		For the Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$60,246	$43,856	$111,769	$63,392
Interest expense, net	12,277	9,347	23,649	18,465
Provision for income taxes	21,509	14,996	36,085	15,690
Depreciation and amortization	37,993	35,345	75,265	71,981
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	132,025	103,544	246,768	169,528
Gain on sale of fixed assets	(7,558)	(3,467)	(15,374)	(8,856)
Stock-based compensation expense	6,323	4,630	12,942	7,758
Non-GAAP Adjusted EBITDA	$130,790	$104,707	$244,336	$168,430
Non-GAAP Adjusted EBITDA % of contract revenues	12.6%	10.8%	11.7%	9.1%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $83.4 million as of July 29, 2023 compared to $224.2 million as of January 28, 2023. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. To date, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,113.3 million as of July 29, 2023 compared to $1,040.6 million as of January 28, 2023.

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

Net Cash Flows. The following table presents our net cash flows for the six months ended July 29, 2023 and July 30, 2022 (dollars in millions):

	For the Six Months Ended
	July 29, 2023	July 30, 2022
Net cash flows:
Used in operating activities	$(28.8)	$(76.9)
Used in investing activities	$(73.6)	$(72.1)
Used in financing activities	$(38.4)	$(41.4)

Cash used in Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets and provision for bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the six months ended July 29, 2023, net cash used in operating activities was $28.8 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $234.4 million of operating cash flow during the six months ended July 29, 2023. Changes that used operating cash flow during the six months ended July 29, 2023 included an increase in accounts receivable, an increase in contract assets, net, an increase in income taxes receivable, and an increase in other current assets and inventories, of $148.7 million, $32.0 million, $21.6 million, and $15.2 million, respectively. In addition, changes that used operating cash flow during the six months ended July 29, 2023 included a decrease in accrued liabilities of $14.2 million and accounts payable, net of $6.1 million. A decrease in other assets of $3.4 million provided operating cash flow during the six months ended July 29, 2023.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 111 as of July 29, 2023 compared to 107 as of July 30, 2022.
See Note 5, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of July 29, 2023 and January 28, 2023 and Note 18, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of July 29, 2023 or January 28, 2023.

During the six months ended July 30, 2022, net cash used in operating activities was $76.9 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $235.3 million of operating cash flow during the six months ended July 30, 2022. Changes that used operating cash flow during the six months ended July 30, 2022 included an increase in accounts receivable, other current assets and inventories, and contract assets, net of $222.8 million, $30.7 million, and $23.5 million, respectively. Changes that provided operating cash flow during the six months ended July 30, 2022 included an increase in accounts payable of $29.3 million and a net decrease in income tax receivable of $6.5 million. In addition, changes that provided operating cash flow included a decrease in other assets of $2.6 million and an increase in accrued liabilities of $3.4 million.

Cash Used in Investing Activities. Net cash used in investing activities was $73.6 million during the six months ended July 29, 2023 compared to $72.1 million during the six months ended July 30, 2022. During the six months ended July 29, 2023 and July 30, 2022, capital expenditures were $93.9 million and $80.9 million, respectively. Capital expenditures increased during the six months ended July 29, 2023, primarily as a result of spending for new work opportunities and the replacement of certain fleet assets. These expenditures were offset in part by proceeds from the sale of assets of $20.3 million and $8.8 million during the six months ended July 29, 2023 and July 30, 2022, respectively.
Cash used in Financing Activities. Net cash used in financing activities was $38.4 million during the six months ended July 29, 2023. We repurchased 225,000 shares of our common stock in open market transactions, at an average price of $90.21 per share, for $20.3 million, during the six months ended July 29, 2023. We also paid $9.7 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 29, 2023. In addition, we used approximately $8.8 million to repay term loan borrowings under our Credit Agreement. This was partially offset by the exercise of stock options, which provided $0.3 million during the six months ended July 29, 2023.

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

Borrowings - Eurodollar Rate Loans	1.25% - 2.00% plus SOFR
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.00%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million and $47.5 million issued as part of our insurance program, were outstanding under our Credit Agreement at each of July 29, 2023 and January 28, 2023, respectively.

The weighted average interest rates and fees for balances under our Credit Agreement as of July 29, 2023 and January 28, 2023 were as follows:

	Weighted Average Rate End of Period
	July 29, 2023	January 28, 2023
Borrowings - Term loan facility	6.95%	6.21%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.63%	1.75%
Unused Revolver Commitment	0.30%	0.35%

(1) There were no outstanding borrowings under our revolving facility as of July 29, 2023 and January 29, 2022.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00 as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At each of July 29, 2023 and January 28, 2023, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under the revolving facility of $602.5 million as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of July 29, 2023 (dollars in thousands):

	Due less than 1 Year	Due Thereafter	Total
2029 Notes	$—	$500,000	$500,000
Credit agreement – term loan facility	17,500	306,250	323,750
Fixed interest payments on long-term debt(1)	22,500	112,500	135,000
Obligations under long-term operating leases(2)	32,949	49,915	82,864
Obligations under short-term operating leases(3)	1,200	—	1,200
Employment agreements	29,199	5,885	35,084
Purchase and other contractual obligations(4)	95,361	26,792	122,153
Total	$198,709	$1,001,342	$1,200,051

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of July 29, 2023 consisted of $323.8 million outstanding under our term loan facility.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $0.5 million as of July 29, 2023.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of July 29, 2023.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of July 29, 2023, purchase and other contractual obligations includes approximately $77.4 million for issued orders with delivery dates scheduled to occur over the next 12 months.

Our condensed consolidated balance sheet as of July 29, 2023 includes a long-term liability of approximately $49.3 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $15.8 million and $15.8 million as of July 29, 2023 and January 28, 2023, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 29, 2023 and January 28, 2023 we had $353.8 million and $299.8 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $118.8 million as of July 29, 2023. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 29, 2023 and January 28, 2023, we had $20.4 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we periodically guarantee certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million and $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of July 29, 2023 and January 28, 2023, respectively.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.207 billion and $6.141 billion at July 29, 2023 and January 28, 2023, respectively. We expect to complete 56.7% of the July 29, 2023 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over the terms of those contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when available. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. A significant majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in interest rates on our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and interest expense on our variable-rate debt. At July 29, 2023, 60% of our debt, on a gross basis, incurred interest at a fixed-rate and the remaining 40% of the debt incurred interest at a variable-rate.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $90.50 and $90.25 as of July 29, 2023 and January 28, 2023, respectively (dollars in thousands):

	July 29, 2023	January 28, 2023
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(5,278)	(5,736)
Net carrying amount of 2029 Notes	$494,722	$494,264

	July 29, 2023	January 28, 2023
Fair value of principal amount of 2029 Notes	$452,500	$451,250
Less: Debt issuance costs	(5,278)	(5,736)
Fair value of 2029 Notes	$447,222	$445,514

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $12.2 million, calculated on a discounted cash flow basis as of July 29, 2023.

Our Credit Agreement permits borrowings at a variable rate of interest. On July 29, 2023, we had variable rate debt outstanding under our Credit Agreement of $323.8 million under our term loan facility. Interest related to these borrowings fluctuates based on LIBOR or the Base rate. The Base rate is described in the Credit Agreement as the highest of (i) the Federal

Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. On May 9, 2023, the Company and certain of its subsidiaries amended the Credit Agreement to replace LIBOR with SOFR. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.6 million annually.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 29, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
July 29, 2023, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended July 29, 2023, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
July 29, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2023 - May 27, 2023	—	$—	—	(2)
May 28, 2023 - June 24, 2023	—	$—	—	(2)
June 25, 2023 - July 29, 2023	—	$—	—	(2)

(1) All shares repurchased have been subsequently canceled.

(2) Repurchases of Common Stock. On March 2, 2022 the Company announced that its Board of Directors had authorized a $150 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. During the three months ended July 29, 2023, the Company did not repurchase any shares of its own common stock. As of July 29, 2023, $81.0 million of the authorization was available for repurchases. See Note 20, Subsequent Events, for information regarding a new authorization by the Company’s Board of Directors in August 2023.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended July 29, 2023, our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

10.2*
Dycom Industries, Inc. 2017 Non-Employee Directors Equity Plan, as Amended and Restated as of May 25, 2023 (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on April 14, 2023).

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	August 24, 2023	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	August 24, 2023	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer