Form 10-K
period 2024-01-27
DYCOM INDUSTRIES INC
filed 2024-03-01
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 27, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)0 by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 29, 2023, was $2,817,518,134.
There were 29,091,670 shares of common stock with a par value of $0.33 1/3 outstanding at February 27, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Annual Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders	Parts II and III

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

•the effect of changes in tax law;

•potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters;

•potential exposure to environmental liabilities;

•determinations as to whether the carrying value of our assets is impaired;

•assumptions relating to any of the foregoing;

•duration and severity of widespread pandemics and public health emergencies and their ultimate impact across our business;

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

Fiscal Year

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2024, fiscal 2023, and fiscal 2022 each consisted of 52 weeks of operations. Fiscal 2025 will consist of 52 weeks of operations.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during fiscal 2024, fiscal 2023, and fiscal 2022, accounting for approximately 57.7%, 66.7%, and 66.2%, of our total contract revenues, respectively. During fiscal 2024, we derived approximately 16.9% of our total contract revenues from AT&T Inc., 15.6% from Lumen Technologies Inc., 10.7% from Comcast Corporation, 9.0% from Verizon Communications, Inc., and 5.5% from another customer. We believe that a substantial portion of our total contract revenues and operating income will continue to be generated from a concentrated group of customers and that the identity and proportion of our contract revenues arising from our work for our top five customers will fluctuate.

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

Backlog

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.917 billion and $6.141 billion at January 27, 2024 and January 28, 2023, respectively. We expect to complete 57.3% of the January 27, 2024 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Human Capital Resources

We believe that our employees are our most important resources and are critical to our continued success. We employed approximately 15,611 persons as of January 27, 2024. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. We are committed to hiring, developing and supporting a diverse and inclusive workplace.

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
Information About Our Executive Officers

The following table sets forth certain information concerning the Company’s executive officers as of January 27, 2024, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Steven E. Nielsen	60	Chairman, President and Chief Executive Officer	February 26, 1996
Daniel S. Peyovich	48	Executive Vice President and Chief Operating Officer	January 6, 2021
H. Andrew DeFerrari	55	Senior Vice President and Chief Financial Officer	November 22, 2005
Jason T. Lawson	53	Vice President and Chief Human Resources Officer	October 10, 2022
Ryan F. Urness	51	Vice President, General Counsel and Corporate Secretary	May 21, 2019

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

We derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and liquidity. Our customer base is highly concentrated, with our top five customers during fiscal 2024, fiscal 2023, and fiscal 2022 accounting for approximately 57.7%, 66.7%, and 66.2%, of our total contract revenues, respectively. Our industry is highly competitive and the revenue we expect from an existing customer in any market could fail to be realized if competitors who offer comparable services to our customers do so on more favorable terms or have a better relationship with a customer. Additionally, the continued consolidation of the telecommunications industry could result in the loss of a customer if, as a result of a merger or acquisition involving one or more of our customers, the surviving entity chooses to use one of our competitors for the services we currently provide.

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

Pandemics and public health emergencies could materially disrupt our business and negatively impact our operating results, cash flows and financial condition. Pandemics and public health emergencies may impact our operating results, cash flows and financial condition in ways that are uncertain, unpredictable and outside of our control. The extent of the impact of such an event depends on the severity and duration of the public health emergency or pandemic, as well as the nature and duration of federal, state and local laws, orders, rules, emergency temporary standards, regulations and mandates, together with protocols and contractual requirements implemented by our customers, that may be enacted or newly enforced in response. Additionally, our ability to perform our work during such an event may be dependent on the governmental or societal responses to these circumstances in the markets in which we operate. A pandemic or public health emergency is likely to heighten and exacerbate the risks described herein. We experienced many of these risks in connection with the COVID-19 pandemic.

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

Our profitability is based on delivering services within the estimated costs established when we price our contracts. A significant portion of our services are provided under contracts that have discrete pricing for individual tasks. Due to the fixed price nature of the tasks, our profitability could decline if our actual cost to complete each task exceeds our original estimates, as pricing under these contracts is determined based on estimated costs established when we enter into the contracts. A variety of factors could negatively impact the actual cost we incur in performing our work, such as changes made by our customers to the scope and extent of the services that we are to provide under a contract, delays resulting from weather and any pandemic or public health emergency, conditions at work sites differing materially from those anticipated at the time we bid on the contract, higher than expected costs of materials and labor, delays in obtaining necessary permits, under absorbed costs, and lower than anticipated productivity. An increase in costs due to any of these factors, or for other reasons, could adversely affect our results of operations.

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

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2024, our common stock fluctuated from a low of $80.30 per share to a high of $116.13 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

In addition, other factors, such as market disruptions, industry outlook, general economic conditions, widespread public health epidemics and political events, could decrease the market price of our common stock and, as a result, investors could lose some or all of their investments.

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

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA. In that proceeding, the arbitrator has issued an order indicating that the statutory exemption is not available to the Company’s subsidiary, and the Company’s subsidiary is appealing the arbitrator’s ruling on various grounds. There can be no assurance that the Company’s subsidiary will be successful in its appeal of the arbitrator’s ruling regarding this statutory exemption. As required by ERISA, this subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month in November 2016. The aggregate amount of these payments has been recorded as an asset. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded. Given the early stage of this action, it is not possible to estimate a range of loss that could result from either an adverse judgment or a settlement of this matter.

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

Our debt obligations impose restrictions that may limit our operating and financial flexibility, and a failure to comply with these obligations could result in the acceleration of our debt. The Company and certain of its subsidiaries are party to that certain amended and restated credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended on April 1, 2021 and May 9, 2023, the “Credit Agreement”) which includes a revolving facility with a maximum revolver commitment of $650.0 million and a term loan facility in the principal amount of $350.0 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement is April 1, 2026. As of January 27, 2024, we had $315.0 million outstanding under the term loan facility and $47.5 million of outstanding letters of credit issued under our Credit Agreement. We had no outstanding borrowings under our revolving facility as of January 27, 2024. This Credit Agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. Our Credit Agreement also requires us to comply with certain financial covenants, including a consolidated net leverage ratio and a consolidated interest coverage ratio. These covenants in our Credit Agreement may prevent us from engaging in transactions that benefit us and may limit our flexibility in the execution of our business strategy.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We are committed to protecting the confidentiality, integrity, and availability of our information assets and managing cybersecurity risks effectively. Our cybersecurity strategy focuses on proactive risk management, continuous improvement, collaboration and partnerships, and investment in security technologies.

We face various cybersecurity risks, including unauthorized access, information leakage, malware and viruses, technical disruption, and insider threats. Identifying, assessing, and managing these risks is the foundation of our comprehensive cybersecurity framework and is integrated into our overall risk management systems and processes. We have implemented strong access controls, regular security assessments, vulnerability management, user education and awareness, monitoring, threat intelligence (including user behavior analytics), and managed detection and response to mitigate cybersecurity risks.

Our implementation of strong access controls includes multi-factor authentication, least privilege access, role-based access control, and network segmentation to ensure information assets are protected from unauthorized access and/or exposure.

We conduct regular security assessments to identify vulnerabilities, test compliance, proactively address security risks that would impact the organization, and prioritize those risks based on their likelihood and potential impact. The associated activities include performing risk, vulnerability, penetration, and compliance assessments to assist in identifying potential internal and external threats and weaknesses in our systems, networks, and applications and performing simulations to test and improve our incident response plans while building resiliency.

In addition to the controls and assessments noted above, we regularly engage with our internal and external auditors and third-party cybersecurity consultants to assess our cybersecurity program, ensuring adherence to applicable industry standards, practices, and laws.

Our cybersecurity program also includes third-party risk management evaluation and monitoring of our suppliers, vendors, and other business partners to help identify and mitigate risks that may impact our company. We evaluate existing risks, threats, and prior cybersecurity incidents of new vendors, suppliers, and business partners using various risk assessments.

Cybersecurity Governance

Cybersecurity governance is a critical component of our organization’s overall risk management framework and an area of focus for our Board and management. Our Board has delegated primary responsibility for overseeing risks from cybersecurity threats to the Audit Committee. The Audit Committee oversees information technology and cybersecurity, including strategies, risk identification and mitigation, and data privacy protection (“Information Security”).

The Company’s Chief Information Officer has been serving in this role for the company for 17 years and has over 30 years of experience in various information security and related technology roles. The Chief Information Officer oversees an internal information security team, which works in partnership with the Company’s internal audit department to review information technology-related controls with our external auditors as part of the overall internal controls process. The Chief Information Officer, who is in regular communication with the information security team, reports regularly to the Chief Executive Officer regarding vulnerabilities, new and developing threats, and compliance matters and also reports to the Audit Committee. The Audit Committee receives reports from the Chief Information Officer on a periodic basis, and more frequently, as needed, regarding cybersecurity-related matters. Such reports include updates with respect to existing and new cybersecurity risks, cybersecurity risk management and mitigation, cybersecurity incidents, as applicable, and key information security initiatives and recent developments.

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

Holders

As of February 27, 2024, there were approximately 591 holders of record of our $0.33 1/3 par value per share common stock.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 27, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2023 - November 25, 2023	—	$—	—	(3)
November 26, 2023 - December 23, 2023	—	$—	—	(3)
December 24, 2023 - January 27, 2024	260,000	$112.93	—	(3)
(1) All shares repurchased have been subsequently canceled.
(2) Average price paid per share excludes 1% excise tax on share repurchases.
(3) On August 23, 2023 the Company announced that its Board of Directors authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During the fourth quarter of fiscal 2024 we repurchased 260,000 shares of common stock, at an average price of $112.93, for $29.4 million. As of January 27, 2024, $120.6 million of the authorization remained available for repurchases.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group for fiscal 2020 through fiscal 2024. The selected peer group consists of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Primoris Services Corporation. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on January 31, 2019. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

Item 6. Selected Financial Data.

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2024, fiscal 2023, and fiscal 2022 each consisted of 52 weeks of operations. Fiscal 2025 will consist of 52 weeks of operations. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal year.

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

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022(1)	January 30, 2021(2)	January 25, 2020(3)
Operating Data:
Revenues	$4,175,574	$3,808,462	$3,130,519	$3,199,165	$3,339,682
Net income	$218,923	$142,213	$48,574	$34,337	$57,215
Earnings Per Common Share:
Basic	$7.46	$4.81	$1.60	$1.08	$1.82
Diluted	$7.37	$4.74	$1.57	$1.07	$1.80
Balance Sheet Data (at end of period):
Total assets	$2,516,885	$2,313,254	$2,118,224	$1,944,165	$2,217,631
Long-term liabilities	$955,925	$974,948	$977,884	$684,367	$1,026,002
Stockholders’ equity(4)	$1,054,656	$868,755	$758,544	$811,308	$868,604

(1) During fiscal 2022, we issued $500 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The balance of $58.3 million under the 2021 Convertible Notes was repaid in full on September 15, 2021.

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

(4) We did not repurchase any of our common stock during fiscal 2020. The following table summarizes our share repurchases during fiscal 2024, 2023, 2022, and 2021:

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022	January 30, 2021
Shares	485,000	514,030	1,231,638	1,324,381
Amount paid (dollars in millions)	$49.7	$48.7	$106.1	$100.0
Average price per share	$102.39	$94.80	$86.17	$75.51

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

Significant demand for broadband services is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have stated their belief that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. This view is increasing the appetite for fiber deployments, and we believe that the industry’s effort to deploy high capacity fiber networks continues to meaningfully broaden the set of opportunities for our industry. Increasing access to high-capacity telecommunications continues to be crucial to society, especially for rural America. The Infrastructure Investment and Jobs Act (“Infrastructure Act”) includes over $40 billion for the construction of rural communications networks in unserved and underserved areas across the country under the Broadband Equity Access and Deployment Program (“BEAD Program”). This represents an unprecedented level of support and meaningfully increases the rural market that we expect will ultimately be addressed. States are progressing through the requirements to submit their initial BEAD proposals. In addition, substantially all states have commenced programs that will provide funding for telecommunications networks even prior to the initiation of funding under the Infrastructure Act.

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

Stabilizing macro-economic conditions may influence the execution of some industry plans. In addition, the market for labor has improved in many regions around the country. Automotive and equipment supply chains are also improving, although the supply of mid-duty chassis is still somewhat constrained. Prices for capital equipment continue to increase but at a moderating rate. For several customers, we expect the pace of deployments to increase this year, including two customers whose capital expenditures were more heavily weighted toward the first half of calendar year 2023. Within this context, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

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

The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, our customers’ positioning and strategic plans, and any potential effects from public health emergencies or pandemics. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 57.7%, 66.7%, and 66.2% of our total contract revenues during fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during fiscal 2024, fiscal 2023, or fiscal 2022:

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
AT&T, Inc.	16.9%	25.2%	23.5%
Lumen Technologies, Inc.	15.6%	12.7%	11.9%
Comcast Corporation	10.7%	11.3%	15.1%
Verizon Communications, Inc.	9.0%	9.1%	11.3%
Frontier Communications Corporation	5.1%	8.5%	4.4%
Brightspeed	4.7%	1.0%	—%
Charter Communications, Inc.	4.4%	1.8%	2.2%
Windstream Corporation	1.8%	2.3%	3.5%

In addition, another customer contributed 5.5%, 3.7% and 3.7% to our total contract revenues during fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Multi-year master service agreements	77.7%	79.5%	76.9%
Other long-term contracts	11.9%	10.5%	13.5%
Total long-term contracts	89.6%	90.0%	90.4%

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2024. During August 2023, we acquired Bigham Cable Construction, Inc. (“Bigham”), for $131.2 million ($127.0 million fixed purchase price, plus cash acquired of $8.3 million, less indebtedness of $4.1 million). Bigham provides construction and maintenance services for telecommunications providers in the southeastern United States. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2023. During the fourth quarter of fiscal 2023, we acquired the assets of a telecommunications construction company for $0.4 million.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations and the amortization of debt issuance costs. In fiscal 2022, interest expense also included the non cash amortization of our convertible senior notes debt discount. See Note 14, Debt, in the notes to the consolidated financial statements in this Annual Report on Form 10-K for information on debt issuance costs and the non-cash amortization of the debt discount.

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

For certain contracts, representing less than 5% of contract revenues during fiscal 2024, fiscal 2023, and fiscal 2022, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2024, fiscal 2023, and fiscal 2022.

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

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 27, 2024 and January 28, 2023, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

We performed our annual impairment assessment for fiscal 2024, fiscal 2023, and fiscal 2022, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. For the Company’s indefinite-lived intangible asset we performed a qualitative assessment for fiscal 2024 and 2022 and a quantitative analysis for fiscal 2023. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2024, fiscal 2023, and fiscal 2022;

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Terminal Growth Rate	2.5%	2% - 3%	2% - 3%
Discount Rate	10.5%	11.5%	10.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The decrease in the discount rate for fiscal 2024 from fiscal 2023 is largely due to lower cost of equity capital and an increase in the market participant debt-to-capital ratios which results in more allocation to the cost of debt, which is lower than the cost of equity. The increase in the discount rate for fiscal 2023 from fiscal 2022 was largely driven by increases in prevailing interest rates as observed in financial markets as of each valuation date. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units were in excess of their carrying values in the fiscal 2024 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2024 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2024 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2024 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 27, 2024, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

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

For workers’ compensation losses during fiscal 2024, 2023, and 2022, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

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

For automobile liability and general liability losses during fiscal 2023 and fiscal 2022, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis with aggregate stop loss limits of $11.5 million within this layer of retention over the period from fiscal 2022 to fiscal 2023. Additionally, we retained $5.0 million risk of loss on a per occurrence basis for losses between $5.0 million and $15.0 million, if any and we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2024, we retain the risk of loss on an annual basis, up to the first $700,000 of claims per participant. In calendar years 2022 and 2023, we retained the risk of loss on any annual basis, up to the first $600,000 of claims per participant.

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

	January 27, 2024	January 28, 2023
Accrued insurance claims - current	$44,466	$41,043
Accrued insurance claims - non-current	49,447	49,347
Accrued insurance claims	$93,913	$90,390

Insurance recoveries/receivables:
Non-current (included in Other assets)	4,760	4,957
Insurance recoveries/receivables	$4,760	$4,957

The liability for total accrued insurance claims included incurred but not reported losses of approximately $47.2 million and $48.0 million as of January 27, 2024 and January 28, 2023, respectively.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	January 27, 2024		January 28, 2023
Contract revenues	$4,175.6	100.0%	$3,808.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	3,361.8	80.5	3,160.3	83.0
General and administrative	327.7	7.8	293.5	7.7
Depreciation and amortization	163.1	3.9	144.2	3.8
Total	3,852.6	92.3	3,597.9	94.5
Interest expense, net	(52.6)	(1.3)	(40.6)	(1.1)
Other income, net	21.6	0.5	10.2	0.3
Income before income taxes	292.0	7.0	180.1	4.7
Provision for income taxes	73.1	1.8	37.9	1.0
Net income	$218.9	5.2%	$142.2	3.7%

Contract Revenues. Contract revenues were $4.176 billion during fiscal 2024 compared to $3.808 billion during fiscal 2023. Fiscal 2024 and fiscal 2023 had 52 weeks of operations. Contract revenues from an acquired business were $102.7 million during fiscal 2024. There were no significant acquired revenues during fiscal 2023.

Excluding amounts generated by the acquired business, contract revenues increased by $264.4 million during fiscal 2024 compared to fiscal 2023. Contract revenues increased by $167.1 million for a large telecommunications customer, and by $158.4 million and $87.8 million for two other telecommunication customers primarily for fiber deployments, and by $86.1 million for another telecommunications customer. Contract revenue decreased by $251.5 million for a large telecommunications customer improving its network and $110.6 million for another telecommunications customer. All other customers had net increases in contract revenues of $127.2 million on a combined basis during fiscal 2024 compared to fiscal 2023.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.6%, 7.1%, and 3.3%, respectively, for fiscal 2024 compared to 89.7%, 7.2%, and 3.1%, respectively, for fiscal 2023.

Costs of Earned Revenues. Costs of earned revenues increased to $3.362 billion, or 80.5% of contract revenues, during fiscal 2024 compared to $3.160 billion, or 83.0% of contract revenues, during fiscal 2023. The primary component of the increase was a $202.1 million aggregate increase in direct labor and subcontractor costs. The increase was further due to a $7.1 million increase in other direct costs, partially offset by a $7.2 million decrease in equipment maintenance and fuel costs combined and a $0.5 million decrease in direct materials.

Costs of earned revenues as a percentage of contract revenues decreased 2.5% during fiscal 2024 compared to fiscal 2023. As a percentage of contract revenues, labor and subcontracted labor costs decreased 0.8% primarily due to the mix of work performed. Equipment maintenance and fuel costs combined decreased 0.6% as a percentage of contract revenues. Direct materials decreased 0.6% primarily as a result of our mix of work in which we provide materials for our customers and other direct costs decreased 0.4% as a percentage of contract revenues during fiscal 2024.

General and Administrative Expenses. General and administrative expenses increased to $327.7 million, or 7.8% of contract revenues, during fiscal 2024 compared to $293.5 million, or 7.7% of contract revenues, during fiscal 2023. The increase in total general and administrative expenses primarily resulted from increased administrative, payroll and other costs, including performance based compensation and stock-based compensation.

Depreciation and Amortization. Depreciation expense was $143.3 million, or 3.4% of contract revenues, during fiscal 2024, compared to $128.8 million, or 3.4% of contract revenues, during fiscal 2023. The increase in depreciation expense during fiscal 2024 was primarily due to higher capital expenditures to support our growth in operations and normal replacement cycle of fleet assets. Amortization expense was $19.8 million and $15.3 million during fiscal 2024 and fiscal 2023, respectively. The increase in amortization expense during fiscal 2024 is due to the increase in amortizing intangibles from the acquired business.

Interest Expense, Net. Interest expense, net increased to $52.6 million during fiscal 2024 from $40.6 million during fiscal 2023 as a result of higher interest rates on funded debt balances and higher outstanding borrowings during the current period.

Other Income, Net. Other income, net was $21.6 million and $10.2 million during fiscal 2024 and fiscal 2023, respectively. The change in other income, net was primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $28.3 million and $16.8 million during fiscal 2024 and fiscal 2023, respectively. Other income, net also includes expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2024 and fiscal 2023 (dollars in millions):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023
Income tax provision	$73.1	$37.9
Effective income tax rate	25.0%	21.0%

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, impacts of tax filings for prior years, and changes in unrecognized tax benefits.

Net Income. Net income was $218.9 million for fiscal 2024 compared to $142.2 million for fiscal 2023.

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

	Fiscal Year Ended
	January 27, 2024	January 28, 2023
Net income	$218,923	$142,213
Interest expense, net	52,603	40,618
Provision for income taxes	73,076	37,909
Depreciation and amortization	163,092	144,181
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	507,694	364,921
Gain on sale of fixed assets	(28,348)	(16,759)
Stock-based compensation expense	25,457	17,927
Non-GAAP Adjusted EBITDA	$504,803	$366,089

Non-GAAP Adjusted EBITDA % of contract revenues	12.1%	9.6%

A discussion of our financial results for fiscal 2023 compared to our financial results for fiscal 2022 can be found in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed on March 3, 2023.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $101.1 million as of January 27, 2024, compared to $224.2 million as of January 28, 2023. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,061.2 million as of January 27, 2024 compared to $1,040.6 million as of January 28, 2023.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our credit agreement, and cash on hand. We expect capital expenditures, net of disposals, to range from $220.0 million to $230.0 million during fiscal 2025 to support growth opportunities and the replacement of certain fleet assets.

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

Net Cash Flows. The following table presents our net cash flows for fiscal 2024 and fiscal 2023 (dollars in millions):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023
Net cash flows:
Provided by operating activities	$259.0	$164.8
Used in investing activities	$(306.2)	$(183.9)
Used in financing activities	$(75.9)	$(67.4)

Cash Provided by Operating Activities. During fiscal 2024, net cash provided by operating activities was $259.0 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $147.9 million of operating cash flow during fiscal 2024. Working capital changes that used operating cash flow during fiscal 2024 included an increase in accounts receivable of $142.4 million, a decrease in accrued liabilities of $24.9 million, and a decrease in income tax payable/receivable of $14.2 million. Working capital changes that provided operating cash flow during fiscal 2024 included a decrease in contract assets, net of $23.0 million, increase in accounts payable of $7.0 million, decrease in other current assets and inventory of $3.1 million and decrease in other assets of $0.4 million.

The primary non-cash items in cash flows from operating activities during the current and prior periods are depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt discount and debt issuance costs, deferred income taxes, gain on sale of fixed assets, and provision for bad debt.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 120 days and 108 days as of January 27, 2024 and January 28, 2023, respectively.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of January 27, 2024 and January 28, 2023 and Note 20, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of January 27, 2024 or January 28, 2023.

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

Cash Used in Investing Activities. Net cash used in investing activities was $306.2 million during fiscal 2024. Capital expenditures of $218.5 million were for the replacement of certain fleet assets and new work opportunities. Additionally, we acquired the assets of a telecommunications contraction company for $122.9 million. Proceeds from sale of assets were $35.2 million.

Net cash used in investing activities was $183.9 million during fiscal 2023. Capital expenditures of $201.0 million were for the replacement of certain fleet assets and new work opportunities. Additionally, we acquired the assets of a telecommunications construction company for $0.4 million. Proceeds from sale of assets were $17.4 million.

Cash Used in Financing Activities. Net cash used in financing activities was $75.9 million during fiscal 2024. During fiscal 2024, borrowings under our credit agreement were $763.0 million. We used approximately $780.5 million to repay borrowings under our Credit Agreement. We repurchased 485,000 shares of our common stock in open market transactions, at an average price of $102.39 per share, for $49.7 million, during fiscal 2024. Average price paid per share excludes 1% excise tax on share repurchases. We also paid $9.9 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during fiscal 2024. This was partially offset by the exercise of stock options, which provided $1.1 million during fiscal 2024.

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

Compliance with Credit Agreement. We are party to a credit agreement, dated as of October 19, 2018, as amended, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended on April 1, 2021 and May 9, 2023, the “Credit Agreement”), which includes a revolving facility with a maximum revolver commitment of $650.0 million and a term loan facility in the principal amount of $350.0 million. The Credit Agreement also includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement is April 1, 2026.

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

Borrowings - Term SOFR Loans	1.25% - 2.00% plus Term SOFR
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% - 1.000%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term SOFR plus 1.00% and if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both January 27, 2024 and January 28, 2023.

The weighted average interest rates and fees for balances under our Credit Agreement as of January 27, 2024 and January 28, 2023 were as follows:

	Weighted Average Rate End of Period
	January 27, 2024	January 28, 2023
Borrowings - Term loan facility	7.06%	6.21%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.63%	1.75%
Unused Revolver Commitment	0.30%	0.35%
(1) There were no outstanding borrowings under our revolving facility as of January 27, 2024 and January 28, 2023.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 27, 2024 and January 28, 2023, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $602.5 million, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

On May 9, 2023, we amended the Credit Agreement to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) and provide that term loans and revolving loans will bear interest at a rate per annum equal to, either term SOFR or the base rate, plus, in each case, an applicable margin that will be determined based on our consolidated net leverage ratio, as specified above. “Term SOFR” will be the published forward-looking SOFR rate for the applicable interest period plus a 0.10% spread adjustment and if such rate is less than zero, such rate shall be deemed zero.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 27, 2024 (dollars in thousands):

	Due in Fiscal 2025	Due Thereafter	Total
2029 Notes	$—	$500,000	$500,000
Credit agreement – term loan facility	17,500	297,500	315,000
Fixed interest payments on long-term debt(1)	22,500	101,250	123,750
Obligations under long-term operating leases(2)	35,709	48,552	84,261
Obligations under short-term operating leases(3)	1,232	—	1,232
Employment agreements	28,482	5,886	34,368
Purchase and other contractual obligations(4)	105,299	25,118	130,417
Total	$210,722	$978,306	$1,189,028

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of January 27, 2024 consisted of $315.0 million outstanding under our term loan facility.

(2) Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $0.2 million as of January 27, 2024.

(3) Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of January 27, 2024.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of January 27, 2024, purchase and other contractual obligations includes approximately $84.9 million for issued orders with delivery dates scheduled to occur over the next 12 months.

Our consolidated balance sheet as of January 27, 2024 includes a long-term liability of approximately $49.4 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $17.6 million and $15.8 million, as of January 27, 2024 and January 28, 2023, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 27, 2024 and January 28, 2023 we had $409.6 million and $299.8 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $142.8 million as of January 27, 2024. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 27, 2024 and January 28, 2023, we had $20.4 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of both January 27, 2024 and January 28, 2023.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.917 billion and $6.141 billion at January 27, 2024 and January 28, 2023, respectively. We expect to complete 57.3% of the January 27, 2024 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in interest rates on our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and interest expense on our variable-rate debt. At January 27, 2024, 61% of our debt, on a gross basis, incurred interest at a fixed-rate and the remaining 39% of the debt incurred interest at a variable-rate.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $92.49 and $97.50 as of January 27, 2024 and January 28, 2023, respectively (dollars in thousands):

	January 27, 2024	January 28, 2023
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(4,820)	(5,736)
Net carrying amount of 2029 Notes	$495,180	$494,264

	January 27, 2024	January 28, 2023
Fair value of principal amount of 2029 Notes	$462,450	$451,250
Less: Debt issuance costs	(4,820)	(5,736)
Fair value of 2029 Notes	$457,630	$445,514

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $11.3 million, calculated on a discounted cash flow basis as of January 27, 2024.

Our Credit Agreement provides borrowings at a variable rate of interest. On January 27, 2024, we had variable rate debt outstanding of $315.0 million under our term loan facility. Interest related to these borrowings fluctuates based on Term SOFR or the base rate, each, as defined in the Credit Agreement and as described above. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.6 million annually.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 27, 2024	January 28, 2023
ASSETS
Current assets:
Cash and equivalents	$101,086	$224,186
Accounts receivable, net (Note 6)	1,243,256	1,067,013
Contract assets	52,211	43,932
Inventories	108,565	114,972
Income tax receivable	2,665	3,929
Other current assets	42,253	38,648
Total current assets	1,550,036	1,492,680

Property and equipment, net	444,909	367,852
Operating lease right-of-use assets	76,348	67,240
Goodwill	311,991	272,545
Intangible assets, net	108,954	86,566
Other assets	24,647	26,371
Total assets	$2,516,885	$2,313,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,121	$207,739
Current portion of debt	17,500	17,500
Contract liabilities	39,122	19,512
Accrued insurance claims	44,466	41,043
Operating lease liabilities	32,015	27,527
Income taxes payable	3,861	14,896
Other accrued liabilities	147,219	141,334
Total current liabilities	506,304	469,551
Long-term debt	791,415	807,367
Accrued insurance claims - non-current	49,447	49,347
Operating lease liabilities - non-current	44,110	39,628
Deferred tax liabilities, net - non-current	49,562	60,205
Other liabilities	21,391	18,401
Total liabilities	1,462,229	1,444,499
COMMITMENTS AND CONTINGENCIES (Note 21)
Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,091,278 and 29,350,021 issued and outstanding, respectively	9,697	9,783
Additional paid-in capital	6,217	5,654
Accumulated other comprehensive loss	(1,547)	(1,771)
Retained earnings	1,040,289	855,089
Total stockholders’ equity	1,054,656	868,755
Total liabilities and stockholders’ equity	$2,516,885	$2,313,254
See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022

Contract revenues	$4,175,574	$3,808,462	$3,130,519

Costs of earned revenues, excluding depreciation and amortization	3,361,815	3,160,264	2,633,877
General and administrative	327,674	293,478	262,432
Depreciation and amortization	163,092	144,181	152,652
Total	3,852,581	3,597,923	3,048,961

Interest expense, net	(52,603)	(40,618)	(33,166)
Loss on debt extinguishment	—	—	(62)
Other income, net	21,609	10,201	4,446
Income before income taxes	291,999	180,122	52,776

Provision for income taxes	73,076	37,909	4,202

Net income	$218,923	$142,213	$48,574

Earnings per common share:
Basic earnings per common share	$7.46	$4.81	$1.60

Diluted earnings per common share	$7.37	$4.74	$1.57

Shares used in computing earnings per common share:
Basic	29,333,054	29,549,990	30,337,544

Diluted	29,698,926	29,996,591	30,844,211

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Net Income	$218,923	$142,213	$48,574
Foreign currency translation gains (losses), net of tax	224	(2)	—
Comprehensive income	$219,147	$142,211	$48,574

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 30, 2021	30,615,167	$10,205	$2,284	$(1,769)	$800,588	$811,308
Stock options exercised	42,580	14	2,247	—	—	2,261
Stock-based compensation	2,197	1	9,865	—	—	9,866
Issuance of restricted stock, net of tax withholdings	184,561	62	(2,767)	—	(3,934)	(6,639)
Purchase of warrants	—	—	(693)	—	—	(693)
Repurchase of common stock	(1,231,638)	(411)	(8,909)	—	(96,814)	(106,134)
Net income	—	—	—	—	48,574	48,574
Balances as of January 29, 2022	29,612,867	9,871	2,028	(1,769)	748,414	758,544
Stock options exercised	119,430	40	4,517	—	—	4,557
Stock-based compensation	1,824	1	17,926	—	—	17,927
Issuance of restricted stock, net of tax withholdings	129,930	43	(3,449)	—	(2,346)	(5,752)
Repurchase of common stock	(514,030)	(172)	(15,368)	—	(33,192)	(48,732)
Other comprehensive (loss)	—	—	—	(2)	—	(2)
Net income	—	—	—	—	142,213	142,213
Balances as of January 28, 2023	29,350,021	9,783	5,654	(1,771)	855,089	868,755
Stock options exercised	19,736	7	1,142	—	—	1,149
Stock-based compensation	1,759	1	25,456	—	—	25,457
Issuance of restricted stock, net of tax withholdings	204,762	68	(6,072)	—	(3,899)	(9,903)
Repurchase of common stock, including applicable excise tax	(485,000)	(162)	(19,963)	—	(29,824)	(49,949)
Other comprehensive income	—	—	—	224	—	224
Net income	—	—	—	—	218,923	218,923
Balances as of January 27, 2024	29,091,278	$9,697	$6,217	$(1,547)	$1,040,289	$1,054,656

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Cash flows from operating activities:
Net income	$218,923	$142,213	$48,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,092	144,181	152,652
Non-cash lease expense	35,181	32,069	31,838
Deferred income tax (benefit) provision	(10,643)	4,532	8,024
Stock-based compensation	25,457	17,927	9,866
Provision for bad debt, net	274	2,600	2,911
Gain on sale of fixed assets	(28,348)	(16,759)	(4,203)
Loss on debt extinguishment	—	—	62
Amortization of debt discount	—	—	1,665
Amortization of debt issuance costs and other	2,984	2,835	2,825
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(142,383)	(173,714)	(40,687)
Contract assets, net	23,034	(18,394)	176,982
Other current assets and inventories	3,085	(41,270)	(12,255)
Other assets	408	5,666	2,220
Income taxes receivable/payable	(14,205)	23,463	(17,177)
Accounts payable	6,989	49,396	(4,905)
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(24,872)	(9,956)	(49,737)
Net cash provided by operating activities	258,976	164,789	308,655
Cash flows from investing activities:
Capital expenditures	(218,492)	(200,955)	(157,042)
Proceeds from sale of assets	35,231	17,372	5,363
Cash paid for acquisitions, net of cash acquired	(122,902)	(350)	—
Net cash used in investing activities	(306,163)	(183,933)	(151,679)
Cash flows from financing activities:
Proceeds from 2029 Notes	—	—	500,000
Proceeds from borrowings on senior credit agreement, including term loans	763,000	—	95,000
Principal payments on senior credit agreement, including term loans	(780,500)	(17,500)	(271,875)
Debt issuance costs	—	—	(11,646)
Repurchase of common stock	(49,659)	(48,732)	(106,133)
Extinguishment of 2021 Convertible Notes	—	—	(58,264)
Purchase of warrants	—	—	(693)
Exercise of stock options	1,149	4,557	2,261
Restricted stock tax withholdings	(9,903)	(5,752)	(6,639)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Net cash provided by (used in) financing activities	(75,913)	(67,427)	142,011
Net (decrease) increase in cash, cash equivalents and restricted cash	(123,100)	(86,571)	298,987
Cash, cash equivalents and restricted cash at beginning of period (Note 8)	225,990	312,561	13,574
Cash, cash equivalents and restricted cash at end of period (Note 8)	$102,890	$225,990	$312,561
Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$50,679	$37,928	$22,076
Cash paid for taxes, net	$96,616	$6,915	$8,601
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$7,338	$8,256	$6,666

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

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2024, fiscal 2023 and fiscal 2022 each consisted of 52 weeks of operations.

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

For certain contracts, representing less than 5% of contract revenues during fiscal 2024, fiscal 2023, and fiscal 2022, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2024, fiscal 2023, and fiscal 2022.

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

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 27, 2024 and January 28, 2023, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 9, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $12.4 million and $12.8 million as of January 27, 2024 and January 28, 2023, respectively.

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

We believe our provision for income taxes is adequate; however, any assessment would affect our results of operations and cash flows. With few exceptions, we are no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2017 and prior.

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

Fair Value of Financial Instruments. Our financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of our long-term debt, which is based on observable market-based inputs (Level 2). See Note 14, Debt, for further information regarding the fair value of such financial instruments. Our cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 27, 2024 and January 28, 2023. During fiscal 2024, fiscal 2023, and fiscal 2022 we had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

Presentation of Financial Statements, Income Statement-Reporting Comprehensive Income, Distinguishing Liabilities from Equity, Equity, and Compensation-Stock Compensation. In July 2023, the FASB issued ASU 2023-03 to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. Staff Accounting Bulletin No. 120 provides guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. The ASU does not provide any new guidance so there is no transition or effective date associated with it and therefore, the Company adopted the ASU in the second quarter of fiscal 2024 with no impact to our consolidated financial statements.

Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporated certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics. They will also allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule change. The Company adopted the ASU in the third quarter of fiscal 2024 with no impact to our consolidated financial statements.

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

Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This accounting update improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A retrospective approach is required to be applied to all prior periods presented in the financial statements. We are evaluating the disclosure requirements related to the new standard.

Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure will be applied on a prospective basis, with the option to apply them retrospectively. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are evaluating the disclosure requirements related to the new standard.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Net income available to common stockholders (numerator)	$218,923	$142,213	$48,574

Weighted-average number of common shares (denominator)	29,333,054	29,549,990	30,337,544

Basic earnings per common share	$7.46	$4.81	$1.60

Weighted-average number of common shares	29,333,054	29,549,990	30,337,544
Potential shares of common stock arising from stock options, and unvested restricted share units	365,872	446,601	506,667
Total shares-diluted (denominator)	29,698,926	29,996,591	30,844,211

Diluted earnings per common share	$7.37	$4.74	$1.57

Anti-dilutive weighted shares excluded from the calculation of earnings per common share:
Stock-based awards	167,914	98,530	91,816
0.75% convertible senior notes due 2021(1) (2)	—	—	375,013
Warrants(1) (2)	—	—	538,124
Total	167,914	98,530	1,004,953

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

(2) In connection with the offering of the 2021 Convertible Notes, we entered into convertible note hedge transactions with counterparties for the purpose of reducing the potential dilution to common stockholders from the conversion of the 2021 Convertible Notes and offsetting any potential cash payments in excess of the principal amount of the 2021 Convertible Notes. Prior to conversion, the convertible note hedge was not included for purposes of the calculation of earnings per common share as its effect would be anti-dilutive. Upon any conversion, the convertible note hedge was expected to offset the dilutive effect of the 2021 Convertible Notes when the average stock price for the period was above $96.89 per share. The 2021 Convertible Notes matured on September 15, 2021. The convertible note hedge transactions expired on September 13, 2021. See Note 14, Debt, for additional information related to our 2021 Convertible Notes, warrant transactions, and hedge transactions.

5. Acquisitions

Fiscal 2024. On August 18, 2023, we acquired Bigham Cable Construction, Inc. (“Bigham”), for $131.2 million ($127.0 million fixed purchase price, plus cash acquired of $8.3 million, less indebtedness of $4.1 million). Bigham provides construction and maintenance services for telecommunications providers in the southeastern United States. This acquisition expands our geographic presence within our existing customer base.

Fiscal 2023. During the fourth quarter of fiscal 2023, we acquired the assets of a telecommunications construction company for $0.4 million.

Purchase Price Allocations

The purchase price allocation of Bigham is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Assets
Cash and equivalents	$8.3
Accounts receivable	45.8
Other current assets	0.1
Property and equipment, net	9.9
Goodwill	39.4
Intangible assets, net	42.2
Other assets	0.8
Total assets	146.5

Liabilities
Accounts payable	8.3
Other accrued liabilities	2.6
Income taxes payable	4.4
Total liabilities	15.3

Net Assets Acquired	$131.2

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $39.4 million. Goodwill and intangible assets total $81.6 million and are deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

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

Accounts Receivable

Accounts receivable, net classified as current, consisted of the following (dollars in thousands):

	January 27, 2024	January 28, 2023
Trade accounts receivable	$462,034	$367,842
Unbilled accounts receivable	734,442	670,066
Retainage	49,556	32,351
Total	1,246,032	1,070,259
Less: allowance for doubtful accounts	(2,776)	(3,246)
Accounts receivable, net	$1,243,256	$1,067,013

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	January 27, 2024	January 28, 2023
Allowance for doubtful accounts at beginning of period	$3,246	$724
Provision for bad debt	274	2,600
Amounts charged against the allowance	(744)	(78)
Allowance for doubtful accounts at end of period	$2,776	$3,246

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	January 27, 2024	January 28, 2023
Contract assets	$52,211	$43,932
Contract liabilities	39,122	19,512
Contract assets, net	$13,089	$24,420

The decrease in contract assets, net, in fiscal 2024 from fiscal 2023 primarily resulted from increased billings under contracts consisting of multiple tasks. There were no other significant changes in contract assets during the period. During fiscal 2024, we performed services and recognized $18.2 million of contract revenues related to contract liabilities that existed at January 28, 2023. See Note 7, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net exceeded 10% of total combined accounts receivable and contract assets, net as of January 27, 2024 or January 28, 2023 were as follows (dollars in millions):

	January 27, 2024		January 28, 2023
	Amount	% of Total	Amount	% of Total
Lumen Technologies	$345.0	27.4%	$189.3	17.4%
Comcast Corporation	$104.7	8.3%	$125.2	11.5%
AT&T Inc.	$90.3	7.2%	$136.2	12.5%

We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of January 27, 2024 or January 28, 2023.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 27, 2024	January 28, 2023
Prepaid expenses	$20,095	$17,357
Deposits and other current assets	20,218	19,642
Restricted cash	1,372	1,372
Receivables on equipment sales	568	277
Other current assets	$42,253	$38,648

Other assets consisted of the following (dollars in thousands):

	January 27, 2024	January 28, 2023
Long-term contract assets	$2,610	$8,333
Deferred financing costs	2,544	3,685
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	4,760	4,957
Other non-current deposits and assets	14,301	8,964
Other assets	$24,647	$26,371

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

See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the consolidated statement of cash flows consisted of the following (dollars in thousands):

	January 27, 2024	January 28, 2023
Cash and equivalents	$101,086	$224,186
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$102,890	$225,990

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 27, 2024	January 28, 2023
Land	—	$8,419	$8,419
Buildings	10-35	10,399	10,466
Leasehold improvements	1-10	19,188	17,623
Vehicles	1-5	873,944	815,266
Equipment and machinery	1-10	414,067	359,021
Computer hardware and software	1-7	138,937	165,582
Office furniture and equipment	1-10	11,927	12,215
Total		1,476,881	1,388,592
Less: accumulated depreciation		(1,031,972)	(1,020,740)
Property and equipment, net		$444,909	$367,852

Depreciation expense and repairs and maintenance expense were as follows (dollars in thousands):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Depreciation expense	$143,280	$128,840	$135,163
Repairs and maintenance expense	$68,006	$62,724	$51,150

10. Goodwill and Intangible Assets

Goodwill

There were no changes in the carrying amount of goodwill during fiscal 2022. Changes in the carrying amount of goodwill during fiscal 2023 and 2024 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 29, 2022	$521,516	$(249,031)	$272,485
Goodwill from fiscal 2023 acquisition	60	—	60
Balance as of January 28, 2023	521,576	(249,031)	272,545
Goodwill from fiscal 2024 acquisition	39,446	—	39,446
Balance as of January 27, 2024	$561,022	$(249,031)	$311,991

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

We performed our annual impairment assessment for fiscal 2024, fiscal 2023, and fiscal 2022, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. For the Company’s indefinite-lived intangible asset we performed a qualitative assessment for fiscal 2024 and 2022 and a quantitative analysis for fiscal 2023. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2024, fiscal 2023, and fiscal 2022:

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Terminal Growth Rate	2.5%	2% - 3%	2% - 3%
Discount Rate	10.5%	11.5%	10.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The decrease in the discount rate for fiscal 2024 from fiscal 2023 is largely due to lower cost of equity capital and an increase in the market participant debt-to-capital ratios which results in more allocation to the cost of debt, which is lower than the cost of equity. The increase in the discount rate for fiscal 2023 from fiscal 2022 was largely driven by increases in prevailing interest rates as observed in financial markets as of each valuation date. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units were in excess of their carrying values in the fiscal 2024 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2024 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2024 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2024 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 27, 2024, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	January 27, 2024				January 28, 2023
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	8.0	$338,117	$245,512	$92,605	$312,017	$231,028	$80,989
Trade names, finite	9.1	13,050	8,723	4,327	9,250	8,448	802
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Contract backlog	2.6	11,600	4,335	7,265	—	—	—
Non-compete agreement	3.8	75	18	57	75	—	75
		$367,542	$258,588	$108,954	$326,042	$239,476	$86,566

Amortization of our customer relationship intangibles and our backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $19.8 million, $15.3 million, and $17.5 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

As of January 27, 2024, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2025	$21,563
2026	19,179
2027	16,537
2028	13,370
2029	8,826
Thereafter	24,779
Total	$104,254

As of January 27, 2024, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

For workers’ compensation losses during fiscal 2024, 2023, and 2022, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

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

For automobile liability and general liability losses during fiscal 2023 and fiscal 2022, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis with aggregate stop loss limits of $11.5 million within this layer of retention over the period from fiscal 2022 to fiscal 2023. Additionally, we retained $5.0 million risk of loss on a per occurrence basis for losses between $5.0 million and $15.0 million, if any, and we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2024, we retain the risk of loss on an annual basis, up to the first $700,000 of claims per participant. In calendar years 2022 and 2023, we retained the risk of loss on any annual basis, up to the first $600,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	January 27, 2024	January 28, 2023
Accrued insurance claims - current	$44,466	$41,043
Accrued insurance claims - non-current	49,447	49,347
Accrued insurance claims	$93,913	$90,390

Insurance recoveries/receivables:
Non-current (included in Other assets)	4,760	4,957
Insurance recoveries/receivables	$4,760	$4,957

The liability for total accrued insurance claims included incurred but not reported losses of approximately $47.2 million and $48.0 million as of January 27, 2024 and January 28, 2023, respectively.

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2024, total insurance recoveries/receivables decreased approximately $0.2 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claim decreased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 6 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the consolidated statement of operations for fiscal 2024 and fiscal 2023 (dollars in thousands):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023
Lease cost under long-term operating leases	$38,497	$34,464
Lease cost under short-term operating leases	23,048	25,073
Variable lease cost under short-term and long-term operating leases(1)	3,695	5,567
Total lease cost	$65,240	$65,104

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $76.1 million and $67.2 million as of January 27, 2024 and January 28, 2023, respectively. Supplemental balance sheet information related to these liabilities is as follows:

	January 27, 2024	January 28, 2023
Weighted average remaining lease term	2.8 years	2.9 years
Weighted average discount rate	5.0%	3.9%

Supplemental cash flow information related to our long-term operating lease liabilities as of January 27, 2024 and January 28, 2023 is as follows (dollars in thousands):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities	$36,677	$33,693
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$44,602	$38,325

As of January 27, 2024, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
2025	$35,709
2026	25,322
2027	14,285
2028	6,419
2029	2,358
Thereafter	168
Total lease payments	84,261
Less: imputed interest	(8,136)
Total	$76,125

As of January 27, 2024, the Company had additional operating leases with total leases costs of $0.2 million that have not yet commenced. These leases will commence in fiscal 2025.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 27, 2024	January 28, 2023
Accrued payroll and related taxes	$32,370	$32,448
Accrued employee benefit and incentive plan costs	51,661	44,487
Accrued construction costs	30,712	37,735
Other current liabilities	32,476	26,664
Other accrued liabilities	$147,219	$141,334

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	January 27, 2024	January 28, 2023
Credit Agreement - Revolving facility (matures April 2026)	$—	$—
Credit Agreement - Term loan facility (matures April 2026)	313,735	330,603
4.50% senior notes, net (mature April 2029)	495,180	494,264
	808,915	824,867
Less: current portion	(17,500)	(17,500)
Long-term debt	$791,415	$807,367

Credit Agreement

The Company and certain of its subsidiaries are party to that certain amended and restated credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended on April 1, 2021 and May 9, 2023, the “Credit Agreement”), which includes a revolving facility with a maximum revolver commitment of $650.0 million and a term loan facility in the principal amount of $350.0 million. The Credit Agreement also includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement is April 1, 2026.

The following table summarizes the net carrying value of the term loan (dollars in thousands):

	January 27, 2024	January 28, 2023
Principal amount of term loan	$315,000	$332,500
Less: Debt issuance costs	(1,265)	(1,897)
Net carrying amount of term loan	$313,735	$330,603

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

Borrowings - Term SOFR Loans	1.25%- 2.00% plus Term SOFR
Borrowings - Base Rate Loans	0.25% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.25% - 2.00%
Commercial Letters of Credit	0.625% -1.00%

(1) Base rate is described in our Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term SOFR plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both January 27, 2024 and January 28, 2023.

The weighted average interest rates and fees for balances under our Credit Agreement as of January 27, 2024 and January 28, 2023 were as follows:

	Weighted Average Rate End of Period
	January 27, 2024	January 28, 2023
Borrowings - Term loan facility	7.06%	6.21%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.63%	1.75%
Unused Revolver Commitment	0.30%	0.35%

(1) There were no outstanding borrowings under our revolving facility as of January 27, 2024 and January 28, 2023.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 27, 2024 and January 28, 2023, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $602.5 million, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

On May 9, 2023, we amended the Credit Agreement to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) and provide that term loans and revolving loans will bear interest at a rate per annum equal to, either term SOFR or the base rate, plus, in each case, an applicable margin that will be determined based on our consolidated net leverage ratio, as specified above. “Term SOFR” will be the published forward-looking SOFR rate for the applicable interest period plus a 0.10% spread adjustment and if such rate is less than zero, such rate shall be deemed zero.

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

The following table summarizes the net carrying value of the 2029 Notes (dollars in thousands):

	January 27, 2024	January 28, 2023
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(4,820)	(5,736)
Net carrying amount of 2029 Notes	$495,180	$494,264

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $92.49 and $90.25 as of January 27, 2024 and January 28, 2023, respectively (dollars in thousands):

	January 27, 2024	January 28, 2023
Fair value of principal amount of 2029 Notes	$462,450	$451,250
Less: Debt issuance costs	(4,820)	(5,736)
Fair value of 2029 Notes	$457,630	$445,514

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

During the fourth quarter of fiscal 2020, we purchased, through open-market transactions, $25.0 million aggregate principal amount of the 2021 Convertible Notes for $24.3 million, leaving the principal amount of $460.0 million outstanding. After the write-off of associated debt issuance costs, the net loss on extinguishment was $0.1 million for fiscal 2020. In fiscal 2021, we purchased $401.7 million aggregate principal amount of the Notes for $371.4 million, including interest and fees, leaving the principal amount of $58.3 million outstanding. These 2021 Convertible Notes were purchased through a privately-negotiated transactions and a tender offer. After the write-off of associated debt issuance costs, the net gain on extinguishment was $12.0 million for fiscal 2021. On the maturity date of September 15, 2021, the outstanding balance of $58.3 million under the 2021 Convertible Notes was repaid in full. We incurred $1.7 million of interest expense during fiscal 2022, for the non-cash amortization of the debt discount.

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

15. Income Taxes

The components of the provision for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Current:
Federal	$65,540	$24,917	$(3,323)
Foreign	13	—	(4)
State	18,166	8,460	(495)
	83,719	33,377	(3,822)
Deferred:
Federal	(10,000)	6,094	7,506
Foreign	—	—	—
State	(643)	(1,562)	518
	(10,643)	4,532	8,024
Provision for income taxes	$73,076	$37,909	$4,202

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

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Statutory rate applied to pre-tax income	$61,320	$37,826	$11,083
State taxes, net of federal tax benefit	13,466	5,325	1,422
Change in accruals for uncertain tax positions	2,331	3,833	4,493
Compensation limitation	2,788	3,959	1,468
Tax filings for prior periods	—	(2,505)	(4,609)
Tax credits	(4,453)	(5,056)	(3,756)
Federal benefit of vesting and exercise of share-based awards	(2,413)	(3,515)	(2,425)
Deferred tax remeasurements	—	371	(1,355)
Effect of rates other than statutory	241	(203)	71
Non-deductible and non-taxable items, net	1,090	215	70
Change in valuation allowance	(546)	(376)	(12)
Other items, net	(748)	(1,965)	(2,248)
Provision for income taxes	$73,076	$37,909	$4,202

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 27, 2024	January 28, 2023
Deferred tax assets:
Capitalized research expenditures (IRC Section 174)	$38,689	$19,498
Insurance and other reserves	25,865	22,866
Leases	19,380	17,096
Stock-based compensation	4,722	3,577
Allowance for doubtful accounts and reserves	3,203	2,984
Net operating loss carryforwards	238	591
Other	3,686	5,080
Total deferred tax assets	95,783	71,692
Valuation allowance	(79)	(634)
Deferred tax assets, net of valuation allowance	$95,704	$71,058
Deferred tax liabilities:
Property and equipment	$86,105	$77,024
Goodwill and intangibles	38,381	36,132
Leases	19,439	17,178
Other	1,341	929
Deferred tax liabilities	$145,266	$131,263

Net deferred tax liabilities	$49,562	$60,205

The valuation allowance above reduces the deferred tax asset balances to the amount that we have determined is more likely than not to be realized. The valuation allowance primarily relates to immaterial state net operating loss carryforwards, which generally begin to expire in fiscal 2025.

Uncertain Tax Positions

As of January 27, 2024 and January 28, 2023, we had total unrecognized tax benefits of $17.6 million and $15.8 million, respectively, resulting from uncertain tax positions. Our effective tax rate will be reduced by $17.1 million during future periods if it is determined these unrecognized tax benefits are realizable. We had approximately $3.7 million and $2.6 million accrued for the payment of interest and penalties as of January 27, 2024 and January 28, 2023, respectively. Interest expense related to unrecognized tax benefits for the Company was not material during fiscal 2024, fiscal 2023 and fiscal 2022.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Balance at beginning of year	$15,771	$11,929	$5,940
Additions based on tax positions related to the fiscal year	1,884	2,042	1,377
Additions based on tax positions related to prior years	587	2,957	4,612
Reductions based on tax positions related to prior years	(636)	—	—
Reductions related to the expiration of statutes of limitation	—	(1,157)	—
Balance at end of year	$17,606	$15,771	$11,929

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Gain on sale of fixed assets	$28,348	$16,759	$4,203
Miscellaneous (expense) income, net	(6,739)	(6,558)	243
Other income, net	$21,609	$10,201	$4,446

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

17. Employee Benefit Plans

We sponsor a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. Prior to January 1, 2023, we contributed 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. Effective January 1, 2023, we increased our contribution to 50% of the first 6% of base eligible compensation. Our contributions were $10.9 million, $5.3 million, and $4.4 million related to fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

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

	Company Contributions			Expiration Date of CBA
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Fund	2024	2023	2022
All Plans	$68	$63	$83	Various

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

18. Capital Stock

Repurchases of Common Stock. The company made the following repurchases during fiscal 2024, fiscal 2023, and fiscal 2022 (all shares repurchased have been canceled).

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share (1)
Fiscal 2024	485,000	$49,659	$102.39
Fiscal 2023	514,030	$48,732	$94.80
Fiscal 2022	1,231,638	$106,133	$86.17
(1) Average price paid per share excludes 1% excise tax on share repurchases.

On August 23, 2023 the Company announced that its Board of Directors authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During fiscal 2024 we repurchased 485,000 shares of common stock, at an average price of $102.39, for $49.7 million, including 260,000 shares of common stock, at an average price of $112.93, repurchased during the fourth quarter of fiscal 2024 for $29.4 million. As of January 27, 2024, $120.6 million of the authorization remained available for repurchases.

On March 2, 2022 the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. During fiscal 2023, we repurchased 514,030 shares of our common stock, at an average price of $94.80, for $48.7 million.

On March 3, 2021 the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2022 in open market or private transactions. During fiscal 2022, we repurchased 1,231,638 shares of our common stock, at an average price of $86.17, for $106.1 million.

Restricted Stock Tax Withholdings. During fiscal 2024, fiscal 2023, and fiscal 2022, we withheld 103,910 shares, 59,018 shares, and 78,264 shares, respectively, totaling $9.9 million, $5.8 million, and $6.6 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During fiscal 2024, $3.9 million was charged to retained earnings related to shares canceled during the fiscal year. During fiscal 2023 and fiscal 2022, $2.3 million and $3.9 million was charged to retained earnings related to shares canceled during the fiscal years, respectively.

19. Stock-Based Awards

We have outstanding stock-based awards under our 2003 Long-Term Incentive Plan, 2007 Non-Employee Directors Equity Plan, 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan. As of January 27, 2024, the total number of shares available for grant under the Plans was 957,897.

Stock-based compensation expense and the related tax benefit recognized during fiscal 2024, fiscal 2023, and fiscal 2022 were as follows (dollars in thousands):

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Stock-based compensation	$25,457	$17,927	$9,866
Income tax effect of stock-based compensation	$6,302	$4,433	$2,435

In addition, we realized approximately $2.9 million, $4.2 million, and $2.9 million of net excess tax benefits during fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

As of January 27, 2024, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $3.3 million, $20.6 million, and $16.1 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.6, and 1.6, respectively, based on the average remaining service periods for the awards. As of January 27, 2024, we may recognize an additional $12.8 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2024, fiscal 2023, and fiscal 2022, and the significant valuation assumptions:

	Fiscal Year Ended
	January 27, 2024	January 28, 2023	January 29, 2022
Weighted average fair value of RSUs granted	$95.23	$96.81	$82.25
Weighted average fair value of Performance RSUs granted	$94.99	$97.49	$84.73
Weighted average fair value of stock options granted	$60.85	$61.18	$52.33
Stock option assumptions:
Risk-free interest rate	3.6%	2.4%	1.6%
Expected life (in years)	8.0	8.9	9.3
Expected volatility	57.2%	54.2%	53.4%
Expected dividends	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2024:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 28, 2023	245,706	$65.36
Granted	38,155	$94.99
Options exercised	(19,736)	$58.20
Canceled	—	$—
Outstanding as of January 27, 2024	264,125	$70.18	6.0	$11,886

Exercisable options as of January 27, 2024	170,512	$63.54	4.8	$8,805

The total amount of exercisable options as of January 27, 2024 presented above reflects the approximate amount of options expected to vest. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $115.18 on the last trading day of fiscal 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2024. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $0.8 million, $8.5 million, and $1.9 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. We received cash from the exercise of stock options of $1.1 million, $4.6 million, and $2.3 million during fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2024:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 28, 2023	439,903	$53.76	385,673	$90.32
Granted	164,600	$95.23	230,127	$94.99
Share units vested	(203,787)	$46.30	(112,787)	$83.25
Forfeited or canceled	(9,951)	$62.93	(71,823)	$82.43
Outstanding as of January 27, 2024	390,765	$74.89	431,190	$95.98

The total number of granted Performance RSUs presented above consists of 157,380 target shares and 72,747 supplemental shares. During fiscal 2024, we canceled 2,506 target shares and 57,199 supplemental shares of Performance RSUs, as a result of performance criteria for attaining those shares being partially met for the applicable performance periods. Approximately 68,398 supplemental shares outstanding as of January 27, 2024 will be canceled during the three months ending April 27, 2024 as a result of the fiscal 2024 performance period criteria being partially met. The total amount of Performance RSUs outstanding as of January 27, 2024 consists of 293,966 target shares and 137,224 supplemental shares.

The total fair value of restricted share units vested during fiscal 2024, fiscal 2023, and fiscal 2022 was $29.6 million, $18.4 million, and $22.4 million, respectively.

20. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 57.7%, 66.7%, and 66.2%, of our total contract revenues during fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2024, fiscal 2023, or fiscal 2022, as well as total contract revenues from all other customers combined, were as follows:

	Fiscal Year Ended
	January 27, 2024		January 28, 2023		January 29, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$706.5	16.9%	$958.0	25.2%	$735.2	23.5%
Lumen Technologies	650.6	15.6%	483.5	12.7%	373.0	11.9%
Comcast Corporation	448.6	10.7%	430.6	11.3%	473.8	15.1%
Verizon Communications Inc.	373.8	9.0%	347.3	9.1%	352.6	11.3%
Total other customers combined	1,996.1	47.8%	1,589.1	41.7%	1,195.9	38.2%
Total contract revenues	$4,175.6	100.0%	$3,808.5	100.0%	$3,130.5	100.0%

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during fiscal 2024, fiscal 2023, and fiscal 2022, were as follows (dollars in millions):

	Fiscal Year Ended
	January 27, 2024		January 28, 2023		January 29, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$3,743.3	89.6%	$3,415.8	89.7%	$2,777.6	88.7%
Underground facility locating	295.3	7.1%	274.9	7.2%	255.4	8.2%
Electrical and gas utilities and other	137.0	3.3%	117.8	3.1%	97.5	3.1%
Total contract revenues	$4,175.6	100.0%	$3,808.5	100.0%	$3,130.5	100.0%

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

21. Commitments and Contingencies

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million. In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputes the claim that it is required to make payment of a withdrawal liability as demanded by the Plan as it believes that a statutory exemption under the Employee Retirement Income Security Act (“ERISA”) applies to its activities. The Plan has taken the position that the work at issue does not qualify for that statutory exemption. The subsidiary has submitted this dispute to arbitration, as required by ERISA. In that proceeding, the arbitrator has issued an order indicating that the statutory exemption is not available to the Company’s subsidiary, and the Company’s subsidiary is appealing the arbitrator’s ruling on various grounds. There can be no assurance that the Company’s subsidiary will be successful in its appeal of the arbitrator’s ruling regarding this statutory exemption. As required by ERISA, this subsidiary began making payments of a withdrawal liability to the Plan in the amount of approximately $0.1 million per month in November 2016. The aggregate amount of these payments has been recorded as an asset. If the subsidiary prevails in disputing the withdrawal liability, all such payments are expected to be refunded. Given the early stage of this action, it is not possible to estimate a range of loss that could result from either an adverse judgment or a settlement of this matter.

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 27, 2024 and January 28, 2023, we had $409.6 million and $299.8 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program, we also provide surety bonds that collateralize our obligations to our insurance carriers. As of both January 27, 2024 and January 28, 2023, we had $20.4 million, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As of both January 27, 2024 and January 28, 2023, we had $47.5 million of outstanding standby letters of credit issued under our credit agreement.

22. Quarterly Financial Data (Unaudited)

In the opinion of management, the following unaudited quarterly financial data from fiscal 2024 and fiscal 2023 reflect all adjustments (consisting of normal recurring accruals), which are necessary to present a fair presentation of amounts shown for such periods. Our fiscal year consists of either 52 weeks or 53 weeks of operations with the additional week of operations occurring in the fourth quarter. Fiscal 2024 and fiscal 2023 consisted of 52 weeks of operations. The sum of the quarterly results may not equal the reported annual amounts due to rounding (dollars in thousands, except per share amounts).

	Quarter Ended
Fiscal 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$1,045,474	$1,041,535	$1,136,110	$952,455
Costs of earned revenues, excluding depreciation and amortization	$853,366	$830,409	$886,662	$791,378
Gross profit	$192,108	$211,126	$249,448	$161,077
Net income	$51,523	$60,246	$83,736	$23,418
Earnings per common share - Basic	$1.75	$2.05	$2.85	$0.80
Earnings per common share - Diluted	$1.73	$2.03	$2.82	$0.79

	Quarter Ended
Fiscal 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract revenues	$876,300	$972,273	$1,042,423	$917,466
Costs of earned revenues, excluding depreciation and amortization	$745,730	$797,980	$850,897	$765,658
Gross profit	$130,570	$174,293	$191,526	$151,808
Net income	$19,536	$43,856	$54,012	$24,809
Earnings per common share - Basic	$0.66	$1.48	$1.83	$0.84
Earnings per common share - Diluted	$0.65	$1.46	$1.80	$0.83

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dycom Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries (the “Company”) as of January 27, 2024, and as of January 28, 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 27, 2024, January 28, 2023, and January 29, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 27, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 27, 2024, January 28, 2023, and January 29, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Bigham Cable Construction, Inc. (“Bigham”) from its assessment of internal control over financial reporting as of January 27, 2024 because it was acquired by the Company in a purchase business combination during fiscal year 2024. We have also excluded Bigham from our audit of internal control over financial reporting. Bigham is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6.7% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 27, 2024.

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

Acquisition of Bigham Cable Construction, Inc. (Bigham) - Valuation of Customer Relationships Intangible Asset

As described in Note 5 to the consolidated financial statements, on August 18, 2023, the Company acquired Bigham for $131.2 million, which resulted in the recognition of $42.2 million of intangible assets, including $26.8 million of customer relationships. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Management’s cash flow projections for the customer relationships acquired included significant judgments and assumptions relating to projected revenue growth rates, profit margins, discount rate, and customer attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships acquired in the acquisition of Bigham is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, profit margins, discount rate, and customer attrition rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used by management in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, profit margins, discount rate, and customer attrition rates. Evaluating management’s assumptions related to projected revenue growth rates and profit margins involved considering (i) Bigham’s historical performance; (ii) the consistency with economic and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the significant assumptions related to discount rate and customer attrition rates.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 1, 2024

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 27, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 27, 2024, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, we acquired Bigham on August 18. 2023. This acquisition represents approximately 6.7% of our total assets as of January 27, 2024 and 2.5% of our total contract revenues for the fiscal year ended January 27, 2024. See Note 5, Acquisitions, of the Notes to the Consolidated Financial Statements for additional information regarding the acquisition. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of January 27, 2024 excludes an assessment of internal control over financial reporting of Bigham.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 27, 2024.

The effectiveness of the Company’s internal control over financial reporting as of January 27, 2024 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 27, 2024.

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended January 27, 2024, our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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
10.15*
Dycom Industries, Inc. 2017 Non-Employee Directors Equity Plan, as Amended and Restated as of May 25, 2023 (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement, filed with the SEC on April 14, 2023).

10.16*
Form of Non-Employee Director Restricted Stock Unit Agreement under the 2017 Non-Employee Directors Equity Plan (incorporated by reference to Dycom Industries, Inc.’s Transition Report on Form 10-K filed with the SEC on March 2, 2018).

10.17*	Employment Agreement for Steven E. Nielsen dated as of May 21, 2020 (incorporated by reference to Dycom Industries, Inc.’s Form 8-K filed with the SEC on May 21, 2020).
10.18*	Employment Agreement for Daniel S. Peyovich dated as of January 6, 2021 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on January 6, 2021).
10.19*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.20*	Employment Agreement for Jason T. Lawson dated as of October 10, 2022. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 11, 2022).
10.21*	Employment Agreement for Ryan F. Urness dated as of October 31, 2018 (incorporated by reference to Dycom Industries, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2019).
10.22*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).
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

10.30(b)
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

21.1 +	Principal subsidiaries of Dycom Industries, Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97 +	Dycom’s Policy Relating to Recovery of Erroneously Awarded Compensation
101 +	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 27, 2024 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.
104 +	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 1, 2024	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Steven E. Nielsen	President, Chief Executive Officer and Director	March 1, 2024
Steven E. Nielsen	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	March 1, 2024
H. Andrew DeFerrari	(Principal Financial and Accounting Officer)

/s/ Luis Avila-Marco	Director	March 1, 2024
Luis Avila-Marco

/s/ Jennifer M. Fritzsche	Director	March 1, 2024
Jennifer M. Fritzsche

/s/ Eitan Gertel	Director	March 1, 2024
Eitan Gertel

/s/ Peter T. Pruitt, Jr.	Director	March 1, 2024
Peter T. Pruitt, Jr.

/s/ Stephen C. Robinson	Director	March 1, 2024
Stephen C. Robinson

/s/ Carmen M. Sabater	Director	March 1, 2024
Carmen M. Sabater

/s/ Richard K. Sykes	Director	March 1, 2024
Richard K. Sykes

/s/ Laurie J. Thomsen	Director	March 1, 2024
Laurie J. Thomsen