Form 10-Q
period 2024-04-27
DYCOM INDUSTRIES INC
filed 2024-05-23
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2024

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

There were 29,093,184 shares of common stock with a par value of $0.33 1/3 outstanding at May 21, 2024.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	April 27, 2024	January 27, 2024
ASSETS
Current assets:
Cash and equivalents	$26,139	$101,086
Accounts receivable, net (Note 6)	1,372,804	1,243,256
Contract assets	68,460	52,211
Inventories	103,952	108,565
Income tax receivable	—	2,665
Other current assets	55,466	42,253
Total current assets	1,626,821	1,550,036

Property and equipment, net	458,197	444,909
Operating lease right-of-use assets	80,477	76,348
Goodwill	315,308	311,991
Intangible assets, net	108,465	108,954
Other assets	22,340	24,647
Total assets	$2,611,608	$2,516,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,887	$222,121
Current portion of debt	17,500	17,500
Contract liabilities	57,466	39,122
Accrued insurance claims	51,608	44,466
Operating lease liabilities	32,855	32,015
Income taxes payable	11,378	3,861
Other accrued liabilities	129,860	147,219
Total current liabilities	513,554	506,304

Long-term debt	842,422	791,415
Accrued insurance claims - non-current	54,389	49,447
Operating lease liabilities - non-current	47,119	44,110
Deferred tax liabilities, net - non-current	51,715	49,562
Other liabilities	21,777	21,391
Total liabilities	1,530,976	1,462,229

COMMITMENTS AND CONTINGENCIES (Note 20)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,091,158 and 29,091,278 issued and outstanding, respectively	9,697	9,697
Additional paid-in capital	7,823	6,217
Accumulated other comprehensive loss	—	(1,547)
Retained earnings	1,063,112	1,040,289
Total stockholders’ equity	1,080,632	1,054,656
Total liabilities and stockholders’ equity	$2,611,608	$2,516,885

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 27, 2024	April 29, 2023

Contract revenues	$1,142,423	$1,045,474

Costs of earned revenues, excluding depreciation and amortization	921,636	853,366
General and administrative	94,555	82,357
Depreciation and amortization	45,205	37,271
Total	1,061,396	972,994

Interest expense, net	(12,834)	(11,372)
Other income, net	9,251	4,991
Income before income taxes	77,444	66,099

Provision for income taxes	14,890	14,576

Net income	$62,554	$51,523

Earnings per common share:
Basic earnings per common share	$2.15	$1.75

Diluted earnings per common share	$2.12	$1.73

Shares used in computing earnings per common share:
Basic	29,113,943	29,369,185

Diluted	29,551,709	29,782,251

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Net income	$62,554	$51,523
Foreign currency translation gains, net of tax	—	225
Disposal of foreign entity	1,547	—
Comprehensive income	$64,101	$51,748

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 27, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2024	29,091,278	$9,697	$6,217	$(1,547)	$1,040,289	$1,054,656
Stock options exercised	3,976	1	99	—	—	100
Stock-based compensation	392	—	7,823	—	—	7,823
Issuance of restricted stock, net of tax withholdings	205,512	69	(6,217)	—	(10,113)	(16,261)
Repurchase of common stock, including applicable excise tax	(210,000)	(70)	(99)	—	(29,618)	(29,787)
Disposal of foreign entity	—	—	—	1,547	—	1,547
Net income	—	—	—	—	62,554	62,554
Balances as of April 27, 2024	29,091,158	$9,697	$7,823	$—	$1,063,112	$1,080,632

	For the Three Months Ended
	April 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 28, 2023	29,350,021	$9,783	$5,654	$(1,771)	$855,089	$868,755
Stock options exercised	7,177	2	223	—	—	225
Stock-based compensation	326	—	6,620	—	—	6,620
Issuance of restricted stock, net of tax withholdings	185,561	63	(5,778)	—	(3,901)	(9,616)
Repurchase of common stock, including applicable excise tax	(225,000)	(75)	(99)	—	(20,124)	(20,298)
Other comprehensive income	—	—	—	225	—	225
Net income	—	—	—	—	51,523	51,523
Balances as of April 29, 2023	29,318,085	$9,773	$6,620	$(1,546)	$882,587	$897,434

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Cash flows from operating activities:
Net income	$62,554	$51,523
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	45,205	37,271
Non-cash lease expense	9,452	8,528
Deferred income tax provision	2,153	1,975
Stock-based compensation	7,823	6,620
(Recovery of) provision for bad debt, net	(1,237)	436
Gain on sale of fixed assets	(12,404)	(7,816)
Amortization of debt issuance costs and other	2,231	917
Change in operating assets and liabilities:
Accounts receivable, net	(126,215)	(118,295)
Contract assets, net	2,219	(8,675)
Other current assets and inventories	(8,102)	(16,264)
Other assets	2,165	791
Income taxes payable/receivable	10,183	(5,641)
Accounts payable	(15,398)	(10,491)
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(18,027)	(25,996)
Net cash used in operating activities	(37,398)	(85,117)

Cash flows from investing activities:
Capital expenditures	(41,960)	(42,920)
Proceeds from sale of assets	12,701	9,312
Cash paid for acquisitions, net of cash acquired	(12,967)	—
Net cash used in investing activities	(42,226)	(33,608)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loan	120,000	—
Principal payments on senior credit agreement, including term loan	(69,375)	(4,375)
Repurchase of common stock	(29,787)	(20,298)
Exercise of stock options	100	225
Restricted stock tax withholdings	(16,261)	(9,616)
Net cash provided by (used in) financing activities	4,677	(34,064)
Net decrease in cash, cash equivalents and restricted cash	(74,947)	(152,789)

Cash, cash equivalents and restricted cash at beginning of period (Note 8)	102,890	225,990

Cash, cash equivalents and restricted cash at end of period (Note 8)	$27,943	$73,201

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$17,489	$17,245
Cash paid for taxes, net	$2,534	$18,201
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$16,391	$7,467

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

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2025 and fiscal 2024 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 31, 2026.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2024, filed with the SEC on March 1, 2024. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

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

2. Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for fiscal 2024.

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

Per Share Data. Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period, excluding unvested restricted share units. Diluted earnings per common share includes the weighted average number of common shares outstanding during the period and dilutive potential common shares arising from our stock-based awards (including unvested restricted share units) if their inclusion is dilutive under the treasury stock method. Common stock equivalents related to stock-based awards are excluded from diluted earnings per common share calculations if their effect would be anti-dilutive.

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2024. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2024. Accounting standards adopted during the three months ended April 27, 2024 are disclosed in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Standards

Leases. In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The amendments require all entities including public companies to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Transition can be done either retrospectively or prospectively. We adopted the provisions of ASU 2023-01 in the first quarter of fiscal 2025 by electing to apply the guidance prospectively to all new leasehold improvements recognized on or after January 28, 2024. The adoption of this update did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose significant segment expenses, on an annual and interim basis, that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A retrospective approach is required to be applied to all prior periods presented in the financial statements. We plan to adopt the provisions of ASU 2023-07 in the fourth quarter of fiscal 2025 and continue to evaluate the disclosure requirements related to the new standard.

Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure will be applied on a prospective basis, with the option to apply them retrospectively. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We plan to adopt the provisions of ASU 2023-09 in fiscal 2026 and we are evaluating the disclosure requirements related to the new standard.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Net income available to common stockholders (numerator)	$62,554	$51,523

Weighted-average number of common shares (denominator)	29,113,943	29,369,185

Basic earnings per common share	$2.15	$1.75

Weighted-average number of common shares	29,113,943	29,369,185
Potential shares of common stock arising from stock options, and unvested restricted share units	437,766	413,066
Total shares-diluted (denominator)	29,551,709	29,782,251

Diluted earnings per common share	$2.12	$1.73

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	176,146	149,586

5. Acquisitions

Fiscal 2025. During the first quarter of fiscal 2025, we acquired a telecommunications construction contractor for $16.2 million ($13.0 million purchase price, plus cash acquired of $3.2 million). The acquired company provides construction and maintenance services for telecommunications providers in the midwestern United States. This acquisition expands our geographic presence within our existing customer base.

The purchase price allocation of the acquired company is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Assets
Cash and equivalents	$3.2
Accounts receivable	2.2
Property and equipment, net	2.4
Goodwill	3.4
Intangible assets, net	5.4
Total assets	16.6

Liabilities
Accounts payable	0.1
Other accrued liabilities	0.3
Total liabilities	0.4

Net Assets Acquired	$16.2

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $3.4 million. Goodwill and intangible assets total $8.8 million and are deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its preliminary estimate of fair value which consisted of the following (dollars in millions):

	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	12.0	$4.7
Backlog intangibles	0.3	0.3
Trade names	10.0	0.4
Total intangible assets acquired		$5.4

Fiscal 2024. During August 2023, we acquired Bigham Cable Construction, Inc. ("Bigham"), for $131.2 million ($127.0 million fixed purchase price, plus cash acquired of $8.3 million, less indebtedness of $4.1 million). Bigham provides construction and maintenance services for telecommunications providers in the southeastern United States. This acquisition expands our geographic presence within our existing customer base.

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

The valuation of intangible assets for both acquisitions was determined using the income approach methodology. More specifically, the fair values of the customer relationships and the backlog intangibles were estimated using the multi-period excess earnings method, while the trade name was estimated using the relief-from-royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, profit margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate.

Results of the businesses acquired are included in the condensed consolidated financial statements from the date of acquisition. The results from the businesses acquired during fiscal 2025 and 2024 were not considered material to the Company’s condensed consolidated financial statements.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	April 27, 2024	January 27, 2024
Trade accounts receivable	$468,071	$462,034
Unbilled accounts receivable	861,297	734,442
Retainage	44,975	49,556
Total	1,374,343	1,246,032
Less: allowance for doubtful accounts	(1,539)	(2,776)
Accounts receivable, net	$1,372,804	$1,243,256

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Allowance for doubtful accounts at beginning of period	$2,776	$3,246
(Recovery of) provision for bad debt	(1,237)	436
Allowance for doubtful accounts at end of period	$1,539	$3,682

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	April 27, 2024	January 27, 2024
Contract assets	$68,460	$52,211
Contract liabilities	57,466	39,122
Contract assets, net	$10,994	$13,089

The decrease in net contract assets, net, primarily resulted from increased billings under contracts consisting of multiple tasks. During the three months ended April 27, 2024, we performed services and recognized $9.7 million, of contract revenues related to contract liabilities that existed at January 27, 2024. See Note 7, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

The combined amounts of accounts receivable and contract assets, net, for Lumen Technologies were $358.4, or 25.8%, and $345.0, or 27.4%, as of April 27, 2024 and January 27, 2024, respectively, of the total combined accounts receivable and contract assets, net. No other customer had combined amounts of accounts receivable and contract assets, net, which exceeded 10% of total combined accounts receivable and contract assets, net as of April 27, 2024 or January 27, 2024. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of April 27, 2024 or January 27, 2024.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	April 27, 2024	January 27, 2024
Prepaid expenses	$31,988	$20,095
Deposits and other current assets	21,039	20,218
Restricted cash	1,372	1,372
Receivables on equipment sales	1,067	568
Other current assets	$55,466	$42,253

Other assets consisted of the following (dollars in thousands):

	April 27, 2024	January 27, 2024
Long-term contract assets	$1,078	$2,610
Deferred financing costs	2,241	2,544
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	4,920	4,760
Other non-current deposits and assets	13,669	14,301
Other assets	$22,340	$24,647

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

8. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	April 27, 2024	January 27, 2024
Cash and equivalents	$26,139	$101,086
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash equivalents and restricted cash	$27,943	$102,890

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	April 27, 2024	January 27, 2024
Land	—	$8,419	$8,419
Buildings	10-35	10,459	10,399
Leasehold improvements	1-10	19,613	19,188
Vehicles	1-5	872,643	873,944
Equipment and machinery	1-10	420,570	414,067
Computer hardware and software	1-7	142,266	138,937
Office furniture and equipment	1-10	11,883	11,927
Total		1,485,853	1,476,881
Less: accumulated depreciation		(1,027,656)	(1,031,972)
Property and equipment, net		$458,197	$444,909

Depreciation expense was $39.4 million and $33.8 million for the three months ended April 27, 2024 and April 29, 2023.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $315.3 million and $312.0 million as of April 27, 2024 and January 27, 2024, respectively. Changes in the carrying amount of goodwill consisted of the following (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 27, 2024	$561,022	$(249,031)	$311,991
Goodwill from fiscal 2025 acquisition	3,317	—	3,317
Balance as of April 27, 2024	$564,339	$(249,031)	$315,308

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

During the first quarter of fiscal 2025, the Company acquired a telecommunications construction contractor for $16.2 million ($13.0 million purchase price, plus cash acquired of $3.2 million). The purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $3.4 million, which is deductible for tax purposes. See Note 5, Acquisitions, for more information regarding the acquisition.

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2024 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of April 27, 2024, we believe the carrying amounts of goodwill and the indefinite-lived intangible asset are recoverable for all of our reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	April 27, 2024				January 27, 2024
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	7.9	$342,817	$249,964	$92,853	$338,117	$245,512	$92,605
Trade names, finite	8.9	13,410	8,852	4,558	13,050	8,723	4,327
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Contract backlog	2.3	11,890	5,589	6,301	11,600	4,335	7,265
Non-compete agreements	3.5	75	22	53	75	18	57
		$372,892	$264,427	$108,465	$367,542	$258,588	$108,954

Amortization of our customer relationship intangibles and our contract backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.8 million and $3.5 million for the three months ended April 27, 2024 and April 29, 2023.

As of April 27, 2024, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

For workers’ compensation losses during fiscal 2025 and 2024, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

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

For automobile liability losses during fiscal 2025, we retained the risk of loss up to $2.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10.0 million, if any.

For general liability losses during fiscal 2025, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2024, we retain the risk of loss on an annual basis, up to the first $700,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	April 27, 2024	January 27, 2024
Accrued insurance claims - current	$51,608	$44,466
Accrued insurance claims - non-current	54,389	49,447
Accrued insurance claims	$105,997	$93,913

Insurance recoveries/receivables:
Non-current (included in Other assets)	4,920	4,760
Insurance recoveries/receivables	$4,920	$4,760

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the three months ended April 27, 2024, total insurance recoveries/receivables increased approximately $0.2 million primarily due to additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 6 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three months ended April 27, 2024 and April 29, 2023 (dollars in thousands):

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Lease cost under long-term operating leases	$10,460	$9,280
Lease cost under short-term operating leases	3,994	5,886
Variable lease cost under short-term and long-term operating leases(1)	1,092	1,122
Total lease cost	$15,546	$16,288

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $80.0 million as of April 27, 2024 and $76.1 million as of January 27, 2024. Supplemental balance sheet information related to these liabilities is as follows:

	April 27, 2024	January 27, 2024
Weighted average remaining lease term	2.9 years	2.8 years
Weighted average discount rate	5.2%	5.0%

Supplemental cash flow information related to our long-term operating lease liabilities for the three months ended April 27, 2024 and April 29, 2023 is as follows (dollars in thousands):

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Cash paid for amounts included in the measurement of lease liabilities	$11,053	$10,330
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$13,586	$13,935

As of April 27, 2024, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2025	$27,770
2026	28,765
2027	17,000
2028	8,134
2029	3,930
2030	604
Thereafter	12
Total lease payments	86,215
Less: imputed interest	(6,241)
Total	$79,974

As of April 27, 2024, the Company had an operating lease that is expected to commence in fiscal 2025 with a term of 130 months and initial annual rent of $3.2 million. This lease will replace certain other property leases that expire in fiscal 2026. Another lease is also expected to commence in fiscal 2025 with a term of 36 months and annual rent of $0.2 million.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	April 27, 2024	January 27, 2024
Accrued payroll and related taxes	$38,765	$32,370
Accrued employee benefit and incentive plan costs	28,171	51,661
Accrued construction costs	34,752	30,712
Other current liabilities	28,172	32,476
Other accrued liabilities	$129,860	$147,219

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	April 27, 2024	January 27, 2024
Credit Agreement - Revolving facility (matures April 2026)	$55,000	$—
Credit Agreement - Term loan facility (matures April 2026)	309,513	313,735
4.50% senior notes, net (mature April 2029)	495,409	495,180
	859,922	808,915
Less: current portion	(17,500)	(17,500)
Long-term debt	$842,422	$791,415

Credit Agreement

The Company and certain of its subsidiaries are party to an amended and restated credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended on April 1, 2021 and May 9, 2023, the “Credit Agreement”), which includes a revolving facility with a maximum revolver commitment of $650.0 million and a term loan facility in the principal amount of $350.0 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement is April 1, 2026. On May 15, 2024, we amended and restated the Credit Agreement to, among other things, increase the term loan and extend the maturity date. See Note 21, Subsequent Events, for further information.

The following table summarizes the net carrying value of the term loan as of April 27, 2024 and January 27, 2024 (dollars in thousands):

	April 27, 2024	January 27, 2024
Principal amount of term loan	$310,625	$315,000
Less: Debt issuance costs	(1,112)	(1,265)
Net carrying amount of term loan	$309,513	$313,735

Subject to certain conditions, the Credit Agreement provided us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $350.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by 100% of the equity interests of our direct and indirect domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting interests of our first-tier foreign subsidiaries (subject to customary exceptions).

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

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both April 27, 2024 and January 27, 2024.

The weighted average interest rates and fees for balances under our Credit Agreement as of April 27, 2024 and January 27, 2024 were as follows:

	Weighted Average Rate End of Period
	April 27, 2024	January 27, 2024
Borrowings - Term loan facility	7.05%	7.06%
Borrowings - Revolving facility(1)	8.18%	—%
Standby Letters of Credit	1.50%	1.63%
Unused Revolver Commitment	0.25%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of January 27, 2024.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 27, 2024 and January 27, 2024, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $547.5 million and $602.5 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of April 27, 2024 and January 27, 2024 (dollars in thousands):

	April 27, 2024	January 27, 2024
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(4,591)	(4,820)
Net carrying amount of 2029 Notes	$495,409	$495,180

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $91.80 and $92.49 as of April 27, 2024 and January 27, 2024, respectively (dollars in thousands):

	April 27, 2024	January 27, 2024
Fair value of principal amount of 2029 Notes	$459,000	$462,450
Less: Debt issuance costs	(4,591)	(4,820)
Fair value of 2029 Notes	$454,409	$457,630

15. Income Taxes

Our effective income tax rate was 19.2% and 22.1% for the three months ended April 27, 2024 and April 29, 2023, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

We are currently under IRS audit for fiscal year 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Gain on sale of fixed assets	$12,404	$7,816
Miscellaneous expense, net	(3,153)	(2,825)
Other income, net	$9,251	$4,991

We participate in a vendor payment program sponsored by one of our customers. Eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. We incur a discount fee to the bank on the payments received that is included as an expense component in miscellaneous expense, net, in the table above.

17. Capital Stock

Repurchases of Common Stock. On August 23, 2023 the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During the three months ended April 27, 2024, the Company repurchased 210,000 shares of common stock, at an average price of $141.84, for $29.8 million. All shares repurchased have been cancelled. As of April 27, 2024, $90.9 million of the authorization was available for repurchases.

Restricted Stock Tax Withholdings. During the three months ended April 27, 2024 and April 29, 2023, we withheld 113,292 shares totaling $16.3 million and 101,035 shares totaling $9.6 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been cancelled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

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

Stock-based compensation expense and the related tax benefit recognized during the three months ended April 27, 2024 and April 29, 2023 were as follows (dollars in thousands):

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Stock-based compensation	$7,823	$6,620
Income tax effect of stock-based compensation	$1,939	$1,644

During the three months ended April 27, 2024 and April 29, 2023 the Company realized $5.9 million and $2.7 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of April 27, 2024, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $5.3 million, $30.2 million, and $29.9 million, respectively. This expense will be recognized over a weighted-average number of years of 3.1, 3.1, and 1.6, respectively, based on the average remaining service periods for the awards. We may recognize an additional $11.5 million in compensation expense in future periods after April 27, 2024 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended April 27, 2024:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 27, 2024	264,125	$70.18
Granted	27,680	$141.28
Options exercised	(3,976)	$25.15
Outstanding as of April 27, 2024	287,829	$77.64

Exercisable options as of April 27, 2024	207,589	$64.92

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended April 27, 2024:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 27, 2024	390,765	$74.89	431,190	$95.98
Granted	90,067	$141.19	170,526	$141.28
Share units vested	(172,476)	$51.22	(146,702)	$92.07
Forfeited or canceled	(6,121)	$72.05	(74,928)	$92.35
Outstanding as of April 27, 2024	302,235	$108.21	380,086	$118.53

The total number of granted Performance RSUs presented above consists of 117,938 target shares and 52,588 supplemental shares. The total number of Performance RSUs outstanding as of April 27, 2024 consists of 260,913 target shares and 119,173 supplemental shares. With respect to the Company’s Performance Year ended January 27, 2024, the Company added 712 supplemental shares and cancelled 66,685 supplemental shares during the three months ended April 27, 2024, as a result of the performance period criteria not being met.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 56.4% and 65.5% of total contract revenues during the three months ended April 27, 2024 and April 29, 2023, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended April 27, 2024 or April 29, 2023, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended
	April 27, 2024		April 29, 2023
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$215.5	18.9%	$224.4	21.5%
Lumen Technologies	156.8	13.7	136.4	13.0
Comcast Corporation	105.0	9.2	120.6	11.5
Total other customers combined	665.1	58.2	564.1	54.0
Total contract revenues	$1,142.4	100.0%	$1,045.5	100.0%

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three months ended April 27, 2024 and April 29, 2023 were as follows (dollars in millions):

	For the Three Months Ended
	April 27, 2024		April 29, 2023
	Amount	% of Total	Amount	% of Total
Telecommunications	$1,026.8	89.9%	$938.2	89.7%
Underground facility locating	81.0	7.1	73.0	7.0
Electrical and gas utilities and other	34.6	3.0	34.3	3.3
Total contract revenues	$1,142.4	100.0%	$1,045.5	100.0%

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

20. Commitments and Contingencies

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability of approximately $13.0 million pursuant to its interpretation of Employee Retirement Income Security Act (“ERISA”). In December 2016, the subsidiary submitted a formal request to the Plan seeking review of the Plan’s withdrawal liability determination. The subsidiary disputed, among other things, the amount of the withdrawal liability demanded by the Plan. The subsidiary has submitted this dispute to arbitration, as required by ERISA. There can be no assurance that the Company’s subsidiary will be successful in its appeal of the Plan’s withdrawal liability determination. As required by ERISA, this subsidiary began making payments of the claimed withdrawal liability to the Plan in the amount of approximately $0.1 million per month in November 2016. The aggregate amount of the payments made to date is currently approximately $11.7 million and that amount has been recorded by the Company as an asset. If the subsidiary prevails in disputing the amount of the withdrawal liability, any amounts that have been paid by the Company to the Plan in excess of the finally determined withdrawal liability are expected to be refunded to the Company.

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 27, 2024 and January 27, 2024, we had $397.0 million and $409.6 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 27, 2024 and January 27, 2024, we had $24.1 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our Credit Agreement that collateralize our obligations to our insurance carriers. At each of April 27, 2024 and January 27, 2024, we had $47.5 million of outstanding standby letters of credit issued under our Credit Agreement.

21. Subsequent Events

During the second quarter of fiscal 2025, we acquired a telecommunications construction contractor for a cash purchase price of $20.8 million. The company is located in the northwestern United States with the majority of its revenues generated in Alaska. This acquisition expands our geographic presence and our customer base. Required disclosures related to this business combination will be provided upon completion of the preliminary purchase price allocation.

On May 15, 2024 the Company and certain of its subsidiaries amended and restated its Credit Agreement to, among other things, extend the maturity date of the Credit Agreement to January 15, 2029, and increase the term loan facility to $450.0 million from $310.6 million. The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to: projections of revenues, income or loss, or capital expenditures, future economic conditions and trends in the industries we serve, customer capital budgets and spending priorities, our plans for future operations, growth and services, including contract backlog, our plans for future acquisitions, dispositions, or financial needs, expected benefits and synergies of businesses acquired and future opportunities for the combined businesses, anticipated outcomes of contingent events, including litigation, availability of capital, restrictions imposed by our senior notes and credit agreement, use of our cash flow to service our debt, the effect of changes in tax law, potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters, potential exposure to environmental liabilities, determinations as to whether the carrying value of our assets is impaired, assumptions relating to any of the foregoing, the duration and severity of widespread pandemics and public health emergencies and their ultimate impact across our business, and the other risks and uncertainties discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2024 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for fiscal 2024. Our Annual Report on Form 10-K for fiscal 2024 was filed with the SEC on March 1, 2024, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

Significant demand for broadband services is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, major industry participants are constructing or upgrading significant wireline networks across broad sections of the country. These wireline networks are generally designed to provision gigabit network speeds to individual consumers and businesses, either directly or wirelessly using 5G technologies. Industry participants have stated their belief that a single high capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. This view is increasing the appetite for fiber deployments, and we believe that the industry’s effort to deploy high capacity fiber networks continues to meaningfully broaden the set of opportunities for our industry. We are encouraged that a number of our customers are pursuing strategic transactions aimed largely in part to increase access to capital and expand fiber deployment programs. Increasing access to high-capacity telecommunications continues to be crucial to society, especially for rural America. The Infrastructure Investment and Jobs Act (“Infrastructure Act”) includes over $40 billion for the construction of rural communications networks in unserved and underserved areas across the country under the Broadband Equity Access and Deployment Program (“BEAD Program”). This represents an unprecedented level of support and meaningfully increases the rural market that we expect will ultimately be addressed. All states and territories have submitted their initial BEAD proposals. In addition, substantially all states have commenced programs that will provide funding for telecommunications networks even prior to the initiation of funding under the Infrastructure Act.

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

Macro-economic conditions appear stable. In addition, the market for labor has improved in many regions around the country. Automotive and equipment supply chains are also improving, although the supply of mid-duty chassis is still somewhat constrained. Prices for capital equipment continue to increase, but at a moderating rate. For several customers, we expect the pace of deployments to increase this year, including two customers whose capital expenditures were more heavily weighted toward the first half of calendar year 2023. Within this context, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 56.4% and 65.5% of our total contract revenues during the three months ended April 27, 2024 and April 29, 2023, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three months ended April 27, 2024 or April 29, 2023:

	For the Three Months Ended
	April 27, 2024	April 29, 2023
AT&T Inc.	18.9%	21.5%
Lumen Technologies	13.7%	13.0%
Comcast Corporation	9.2%	11.5%
Charter Communications, Inc.	7.8%	2.1%
Verizon Communications Inc.	6.8%	9.6%
Brightspeed Total	5.4%	3.7%
Frontier Communications Corporation	5.1%	9.9%

In addition, another customer contributed 6.8% and 4.6% to our total contract revenues during the three months ended April 27, 2024 and April 29, 2023, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Multi-year master service agreements	78.1%	81.8%
Other long-term contracts	11.4	9.7
Total long-term contracts	89.5%	91.5%

Acquisitions
As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2025. During the first quarter of fiscal 2025, we acquired a telecommunications construction contractor for $16.2 million ($13.0 million purchase price, plus cash acquired of $3.2 million). The acquired company provides construction and maintenance services for telecommunications providers in the midwestern United States. This acquisition expands our geographic presence within our existing customer base.

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

Results of the businesses acquired are included in the condensed consolidated financial statements from the date of acquisition The purchase price allocations of the acquired companies are preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2024.

Understanding Our Results of Operations
The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies and Estimates, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2024.

The Company uses a 52/53 week fiscal year ending on the last Saturday in January. Fiscal 2025 and fiscal 2024 each consist of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 31, 2026.

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

For certain contracts, representing less than 5% of contract revenues during each of the three months ended April 27, 2024 and April 29, 2023, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets and a loss on dissolution of foreign entities in the three months ended April 27, 2024. Other income, net also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as percentages of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	April 27, 2024		April 29, 2023
Contract revenues	$1,142.4	100.0%	$1,045.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	921.6	80.7	853.4	81.6
General and administrative	94.6	8.3	82.4	7.9
Depreciation and amortization	45.2	4.0	37.3	3.6
Total	1,061.4	92.9	973.0	93.1
Interest expense, net	(12.8)	(1.1)	(11.4)	(1.1)
Other income, net	9.3	0.8	5.0	0.5
Income before income taxes	77.4	6.8	66.1	6.3
Provision for income taxes	14.9	1.3	14.6	1.4
Net income	$62.6	5.5%	$51.5	4.9%

Contract Revenues. Contract revenues were $1,142.4 million during the three months ended April 27, 2024 compared to $1,045.5 million during the three months ended April 29, 2023. Contract revenues from acquired businesses were $71.2 million for the three months ended April 27, 2024. There were no acquired revenues during the three months ended April 29, 2023.

Excluding amounts generated by the acquired business, contract revenues increased by $25.7 million during the three months ended April 27, 2024 compared to the three months ended April 29, 2023. Contract revenues increased by $26.5 million for a telecommunications customer primarily for rural fiber deployments and $20.4 million for another telecommunications customer primarily for fiber-to-the-home deployments. Contract revenues decreased by $21.7 million, $15.6 million, and $8.9 million for three large telecommunication customers. All other customers had net increases in contract revenues of $25.0 million on a combined basis during the three months ended April 27, 2024 compared to the three months ended April 29, 2023.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 89.9%, 7.1%, and 3.0%, respectively, for the three months ended April 27, 2024 compared to 89.7%, 7.0%, and 3.3%, respectively, for the three months ended April 29, 2023.

Costs of Earned Revenues. Costs of earned revenues increased to $921.6 million, or 80.7% of contract revenues, during the three months ended April 27, 2024 compared to $853.4 million, or 81.6% of contract revenues, during the three months ended April 29, 2023. The primary components of the increase were a $66.0 million aggregate increase in direct labor and subcontractor costs and a $6.1 million increase in other direct costs, partially offset by a $3.6 million decrease in direct materials expense and a $0.2 million net decrease from lower fuel costs and higher equipment costs.

Costs of earned revenues as a percentage of contract revenues decreased 1.0% during the three months ended April 27, 2024 compared to the three months ended April 29, 2023. Direct material costs decreased 0.9% primarily as a result of our mix of work in which we provide materials for customers. Equipment and fuel costs decreased 0.4% on a net basis as a percentage of contract revenues and other direct costs decreased 0.1%. Labor and subcontracted labor costs increased 0.4% primarily due to the mix of work performed during the three months ended April 27, 2024.

General and Administrative Expenses. General and administrative expenses increased to $94.6 million, or 8.3% of contract revenues, during the three months ended April 27, 2024 compared to $82.4 million, or 7.9% of contract revenues, during the three months ended April 29, 2023. The increase in total general and administrative expenses during the three months ended April 27, 2024 is mainly attributable to an increase in administrative, payroll, performance based compensation, stock based compensation and other costs.

Depreciation and Amortization. Depreciation expense was $39.4 million, or 3.4% of contract revenues, during the three months ended April 27, 2024 compared to $33.8 million, or 3.2% of contract revenues, during the three months ended April 29, 2023. The increase in depreciation expense during the three months ended April 27, 2024 is primarily due to higher capital expenditures to support our growth in operations and the normal replacement cycle of fleet assets.

Amortization expense was $5.8 million and $3.5 million during the three months ended April 27, 2024 and April 29, 2023, respectively. The increase in amortization expense during the three months ended April 27, 2024 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net was $12.8 million and $11.4 million during the three months ended April 27, 2024 and April 29, 2023, respectively, as a result of higher interest rates on funded debt balances and higher outstanding borrowings during the current period and lower interest income on invested cash balances.

Other Income, Net. Other income, net was $9.3 million and $5.0 million during the three months ended April 27, 2024 and April 29, 2023, respectively. Gain on sale of fixed assets, net was $12.4 million and $7.8 million during the three months ended April 27, 2024 and April 29, 2023, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $2.9 million and $3.2 million of expense during the three months ended April 27, 2024 and April 29, 2023 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended April 27, 2024 and April 29, 2023 (dollars in millions):

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Income tax provision	$14.9	$14.6
Effective income tax rate	19.2%	22.1%

Our effective income tax rate was 19.2% and 22.1% for the three months ended April 27, 2024 and April 29, 2023, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.
We are currently under IRS audit for fiscal year 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

Net Income. Net income was $62.6 million for the three months ended April 27, 2024 compared to $51.5 million for the three months ended April 29, 2023.

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

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Net income	$62,554	$51,523
Interest expense, net	12,834	11,372
Provision for income taxes	14,890	14,576
Depreciation and amortization	45,205	37,271
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	135,483	114,742
Gain on sale of fixed assets	(12,404)	(7,816)
Stock-based compensation expense	7,823	6,620
Non-GAAP Adjusted EBITDA	$130,902	$113,546
Non-GAAP Adjusted EBITDA % of contract revenues	11.5%	10.9%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $26.1 million as of April 27, 2024 compared to $101.1 million as of January 27, 2024. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,130.8 million as of April 27, 2024 compared to $1,061.2 million as of January 27, 2024.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our Credit Agreement (as defined below), and cash on hand. We expect capital expenditures, net of disposals, to range from $220.0 million to $230.0 million during fiscal 2025 to support growth opportunities and the replacement of certain fleet assets.

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

Net Cash Flows. The following table presents our net cash flows for the three months ended April 27, 2024 and April 29, 2023 (dollars in millions):

	For the Three Months Ended
	April 27, 2024	April 29, 2023
Net cash flows:
Used in operating activities	$(37.4)	$(85.1)
Used in investing activities	$(42.2)	$(33.6)
Provided by (used in) financing activities	$4.7	$(34.1)

Cash used in Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets and (recovery) provision for bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the three months ended April 27, 2024, net cash used in operating activities was $37.4 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $153.2 million of operating cash flow during the three months ended April 27, 2024. Changes that used operating cash flow during the three months ended April 27, 2024 included an increase in accounts receivable, a decrease in accrued liabilities, and a decrease in accounts payable of $126.2 million, $18.0 million, $15.4 million, respectively. In addition, changes that used operating cash flow during the three months ended April 27, 2024 included an increase in other current assets and inventories of $8.1 million. Changes that provided operating cash flow during the three months ended April 27, 2024 included an increase in income taxes payable, a decrease in contract assets, net, and a decrease in other assets of $10.2 million, $2.2 million and $2.2 million, respectively.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 110 as of April 27, 2024 compared to 106 as of April 29, 2023.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of April 27, 2024 and January 27, 2024 and Note 19, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of April 27, 2024 or January 27, 2024.

During the three months ended April 29, 2023, net cash used in operating activities was $85.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $184.6 million of operating cash flow during the three months ended April 29, 2023. Changes that used operating cash flow during the three months ended April 29, 2023 included an increase in accounts receivable, decrease in accrued liabilities, increase in other current assets and inventories, and decrease in accounts payable of $118.3 million, $26.0 million, $16.3 million, and $10.5 million, respectively. In addition, changes that used operating cash flow during the three months ended April 29, 2023 included an increase in contract assets of $8.7 million and a net decrease in income taxes payable of $5.6 million. A decrease in other assets of $0.8 million provided operating cash flow during the three months ended April 29, 2023.

Cash Used in Investing Activities. Net cash used in investing activities was $42.2 million during the three months ended April 27, 2024 compared to $33.6 million during the three months ended April 29, 2023. During the three months ended April 27, 2024 and April 29, 2023, capital expenditures were $42.0 million and $42.9 million, respectively. Additionally, we acquired the assets of a telecommunications construction contractor for $13.0 million. These expenditures were offset in part by proceeds from the sale of assets of $12.7 million and $9.3 million during the three months ended April 27, 2024 and April 29, 2023, respectively.
Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $4.7 million during the three months ended April 27, 2024. During the three months ended April 27, 2024, borrowings and repayments under our

Credit Agreement were $120.0 million and $69.4 million, respectively. We repurchased 210,000 shares of our common stock in open market transactions, at an average price of $141.84 per share, for $29.8 million, during the three months ended April 27, 2024. We also paid $16.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 27, 2024. This was partially offset by the exercise of stock options, which provided $0.1 million during the three months ended April 27, 2024.

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

Compliance with Credit Agreement. As of April 27, 2024, we were party to a credit agreement, dated as of October 19, 2018, as amended, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended on April 1, 2021 and May 9, 2023, the “Credit Agreement”), which includes a revolving facility with a revolver commitment of $650.0 million and a term loan facility in the principal amount of $350.0 million. The Credit Agreement also includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement was on April 1, 2026. On May 15, 2024, we amended and restated the Credit Agreement to, among other things, increase the term loan and extend the maturity date. The following discussion of the Credit Agreement is as of April 27, 2024, which was prior to the amendment and restatement. See Note 21, Subsequent Events, for further information.

Subject to certain conditions, the Credit Agreement provided us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $350.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 2.25 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by 100% of the equity interests of our direct and indirect domestic subsidiaries and 65% of the voting equity interests and 100% of the non-voting interests of our first-tier foreign subsidiaries (subject to customary exceptions).

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

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both April 27, 2024 and January 27, 2024.

The weighted average interest rates and fees for balances under our Credit Agreement as of April 27, 2024 and January 27, 2024 were as follows:

	Weighted Average Rate End of Period
	April 27, 2024	January 27, 2024
Borrowings - Term loan facility	7.05%	7.06%
Borrowings - Revolving facility(1)	8.18%	—%
Standby Letters of Credit	1.50%	1.63%
Unused Revolver Commitment	0.25%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of January 27, 2024.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00 as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 27, 2024 and January 27, 2024, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $547.5 million and $602.5 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of April 27, 2024 (dollars in thousands):

	Due less than 1 Year	Due Thereafter	Total
2029 Notes	$—	$500,000	$500,000
Credit agreement – revolving facility	55,000	—	55,000
Credit agreement – term loan facility	17,500	293,125	310,625
Fixed interest payments on long-term debt(1)	22,500	90,000	112,500
Obligations under long-term operating leases(2)	36,095	50,121	86,215
Obligations under short-term operating leases(3)	2,016	—	2,016
Employment agreements	32,611	6,029	38,640
Purchase and other contractual obligations(4)	146,479	8,703	155,182
Total	$312,201	$947,978	$1,260,178

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of April 27, 2024 consisted of $310.6 million outstanding under our term loan facility and $55.0 million of revolver borrowings.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced as of April 27, 2024. See Note 12, Leases, for further information.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of April 27, 2024.

(4)We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of April 27, 2024, purchase and other contractual obligations includes approximately $128.0 million for issued orders with delivery dates scheduled to occur over the next 12 months.

Our condensed consolidated balance sheet as of April 27, 2024 includes a long-term liability of approximately $54.4 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $17.6 million and $17.6 million as of April 27, 2024 and January 27, 2024, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. We had $397.0 million and $409.6 million of outstanding performance and other surety contract bonds, as of April 27, 2024 and January 27, 2024, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $158.3 million as of April 27, 2024. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of April 27, 2024 and January 27, 2024, we had $24.1 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of both April 27, 2024 and January 27, 2024.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.364 billion and $6.917 billion at April 27, 2024 and January 27, 2024, respectively. We expect to complete 60.7% of the April 27, 2024 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues such as permitting, engineering revisions, job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in interest rates on our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and interest expense on our variable-rate debt. At April 27, 2024, 58% of our debt, on a gross basis, incurred interest at a fixed-rate and the remaining 42% of the debt incurred interest at a variable-rate.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $91.80 and $92.49 as of April 27, 2024 and January 27, 2024, respectively (dollars in thousands):

	April 27, 2024	January 27, 2024
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(4,591)	(4,820)
Net carrying amount of 2029 Notes	$495,409	$495,180

	April 27, 2024	January 27, 2024
Fair value of principal amount of 2029 Notes	$459,000	$462,450
Less: Debt issuance costs	(4,591)	(4,820)
Fair value of 2029 Notes	$454,409	$457,630

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $10.8 million, calculated on a discounted cash flow basis as of April 27, 2024.

Our Credit Agreement permits borrowings at a variable rate of interest. On April 27, 2024, we had variable rate debt outstanding of $55.0 million of revolver borrowings and $310.6 million of term loan borrowings under our Credit Agreement. Interest related to these borrowings fluctuates based on SOFR or the Base rate. The Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $1.8 million annually.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
April 27, 2024, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the U.S. Securities and Exchange Commission, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 27, 2024. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 27, 2024, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
April 27, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 28, 2024 - February 24, 2024	—	$—	—	(3)
February 25, 2024 - March 23, 2024	—	$—	—	(3)
March 24, 2024 - April 27, 2024	210,000	$141.84	—	(3)

(1) All shares repurchased have been subsequently canceled.
(2) Average price paid per share excludes 1% excise tax on share repurchases.
(3) Repurchases of Common Stock. On August 23, 2023 the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During the three months ended April 27, 2024, the Company repurchased 210,000 shares of common stock, at an average price of $141.84, for $29.8 million. As of April 27, 2024, $90.9 million of the authorization was available for repurchases.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended April 27, 2024, our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1*	Employment Agreement between Dycom Industries, Inc. and Heather M. Floyd, dated March 25, 2024 (incorporated by reference to exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on March 26, 2024).
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 27, 2024, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 23, 2024	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	May 23, 2024	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer