Form 10-Q
period 2024-07-27
DYCOM INDUSTRIES INC
filed 2024-08-22
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 27, 2024

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

There were 29,104,143 shares of common stock with a par value of $0.33 1/3 outstanding at August 20, 2024.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	July 27, 2024	January 27, 2024
ASSETS
Current assets:
Cash and equivalents	$19,564	$101,086
Accounts receivable, net (Note 6)	1,507,475	1,243,256
Contract assets	74,229	52,211
Inventories	101,248	108,565
Income tax receivable	5,826	2,665
Other current assets	52,323	42,253
Total current assets	1,760,665	1,550,036

Property and equipment, net	482,996	444,909
Operating lease right-of-use assets	79,975	76,348
Goodwill	320,388	311,991
Intangible assets, net	109,160	108,954
Other assets	26,211	24,647
Total assets	$2,779,395	$2,516,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233,533	$222,121
Current portion of debt	—	17,500
Contract liabilities	34,754	39,122
Accrued insurance claims	51,165	44,466
Operating lease liabilities	33,310	32,015
Income taxes payable	—	3,861
Other accrued liabilities	158,341	147,219
Total current liabilities	511,103	506,304

Long-term debt	942,368	791,415
Accrued insurance claims - non-current	55,206	49,447
Operating lease liabilities - non-current	46,190	44,110
Deferred tax liabilities, net - non-current	43,943	49,562
Other liabilities	22,136	21,391
Total liabilities	1,620,946	1,462,229

COMMITMENTS AND CONTINGENCIES (Note 20)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,098,029 and 29,091,278 issued and outstanding, respectively	9,699	9,697
Additional paid-in capital	17,238	6,217
Accumulated other comprehensive loss	—	(1,547)
Retained earnings	1,131,512	1,040,289
Total stockholders’ equity	1,158,449	1,054,656
Total liabilities and stockholders’ equity	$2,779,395	$2,516,885

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 27, 2024	July 29, 2023

Contract revenues	$1,203,059	$1,041,535

Costs of earned revenues, excluding depreciation and amortization	952,882	830,409
General and administrative	99,583	84,832
Depreciation and amortization	46,572	37,993
Total	1,099,037	953,234

Interest expense, net	(14,657)	(12,277)
Loss on debt extinguishment	(965)	—
Other income, net	6,419	5,731
Income before income taxes	94,819	81,755

Provision for income taxes	26,419	21,509

Net income	$68,400	$60,246

Earnings per common share:
Basic earnings per common share	$2.35	$2.05

Diluted earnings per common share	$2.32	$2.03

Shares used in computing earnings per common share:
Basic	29,096,224	29,328,218

Diluted	29,435,895	29,610,946

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 27, 2024	July 29, 2023

Contract revenues	$2,345,482	$2,087,009

Costs of earned revenues, excluding depreciation and amortization	1,874,518	1,683,775
General and administrative	194,138	167,188
Depreciation and amortization	91,777	75,265
Total	2,160,433	1,926,228

Interest expense, net	(27,490)	(23,649)
Loss on debt extinguishment	(965)	—
Other income, net	15,669	10,722
Income before income taxes	172,263	147,854

Provision for income taxes	41,309	36,085

Net income	$130,954	$111,769

Earnings per common share:
Basic earnings per common share	$4.50	$3.81

Diluted earnings per common share	$4.44	$3.76

Shares used in computing earnings per common share:
Basic	29,105,081	29,348,700

Diluted	29,508,906	29,708,025

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Net income	$68,400	$60,246	$130,954	$111,769
Foreign currency translation gains, net of tax	—	—	—	225
Disposal of foreign entity	—	—	1,547	—
Comprehensive income	$68,400	$60,246	$132,501	$111,994

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	July 27, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 27, 2024	29,091,158	$9,697	$7,823	$—	$1,063,112	$1,080,632
Stock-based compensation	316	—	9,482	—	—	9,482
Issuance of restricted stock, net of tax withholdings	6,555	2	(67)	—	—	(65)
Net income	—	—	—	—	68,400	68,400
Balances as of July 27, 2024	29,098,029	$9,699	$17,238	$—	$1,131,512	$1,158,449

	For the Three Months Ended
	July 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 28, 2023	29,318,085	$9,773	$6,620	$(1,546)	$882,587	$897,434
Stock options exercised	2,702	1	78	—	—	79
Stock-based compensation	330	—	6,323	—	—	6,323
Issuance of restricted stock, net of tax withholdings	11,378	3	(39)	—	—	(36)
Net income	—	—	—	—	60,246	60,246
Balances as of July 29, 2023	29,332,495	$9,777	$12,982	$(1,546)	$942,833	$964,046

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 27, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2024	29,091,278	$9,697	$6,217	$(1,547)	$1,040,289	$1,054,656
Stock options exercised	3,976	1	99	—		100
Stock-based compensation	708	—	17,305	—	—	17,305
Issuance of restricted stock, net of tax withholdings	212,067	71	(6,284)	—	(10,113)	(16,326)
Repurchase of common stock, including applicable excise tax	(210,000)	(70)	(99)	—	(29,618)	(29,787)
Disposal of foreign entity	—	—	—	1,547	—	1,547
Net income	—	—	—	—	130,954	130,954
Balances as of July 27, 2024	29,098,029	$9,699	$17,238	$—	$1,131,512	$1,158,449

	For the Six Months Ended
	July 29, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 28, 2023	29,350,021	$9,783	$5,654	$(1,771)	$855,089	$868,755
Stock options exercised	9,879	3	301	—	—	304
Stock-based compensation	656	—	12,942	—	—	12,942
Issuance of restricted stock, net of tax withholdings	196,939	66	(5,816)	—	(3,901)	(9,651)
Repurchase of common stock, including applicable excise tax	(225,000)	(75)	(99)	—	(20,124)	(20,298)
Other comprehensive income	—	—	—	225	—	225
Net income	—	—	—	—	111,769	111,769
Balances as of July 29, 2023	29,332,495	$9,777	$12,982	$(1,546)	$942,833	$964,046

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 27, 2024	July 29, 2023
Cash flows from operating activities:
Net income	$130,954	$111,769
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	91,777	75,265
Non-cash lease expense	19,262	17,091
Deferred income tax (benefit) provision	(5,619)	971
Stock-based compensation	17,305	12,942
(Recovery of) provision for bad debt, net	(1,090)	1,232
Gain on sale of fixed assets	(20,564)	(15,374)
Loss on debt extinguishment	965	—
Amortization of debt issuance costs and other	2,951	1,608
Change in operating assets and liabilities:
Accounts receivable, net	(256,491)	(148,670)
Contract assets, net	(26,262)	(31,970)
Other current assets and inventories	(2,889)	(15,182)
Other assets	331	3,412
Income taxes payable/receivable	(7,022)	(21,626)
Accounts payable	8,846	(6,145)
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	2,634	(14,170)
Net cash used in operating activities	(44,912)	(28,847)

Cash flows from investing activities:
Capital expenditures	(107,387)	(93,888)
Proceeds from sale of assets	22,227	20,321
Cash paid for acquisitions, net of cash acquired	(33,792)	—
Net cash used in investing activities	(118,952)	(73,567)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loan	282,375	—
Principal payments on senior credit agreement, including term loan	(147,375)	(8,750)
Debt issuance costs	(6,645)	—
Repurchase of common stock	(29,787)	(20,298)
Exercise of stock options	100	304
Restricted stock tax withholdings	(16,326)	(9,651)
Net cash provided by (used in) financing activities	82,342	(38,395)
Net decrease in cash, cash equivalents and restricted cash	(81,522)	(140,809)

Cash, cash equivalents and restricted cash at beginning of period (Note 8)	102,890	225,990

Cash, cash equivalents and restricted cash at end of period (Note 8)	$21,368	$85,181

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$25,566	$23,444
Cash paid for taxes, net	$53,929	$56,700
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$11,209	$13,686

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2024. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2024. Accounting standards adopted during the six months ended July 27, 2024 are disclosed in this Quarterly Report on Form 10-Q.

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Net income available to common stockholders (numerator)	$68,400	$60,246	$130,954	$111,769

Weighted-average number of common shares (denominator)	29,096,224	29,328,218	29,105,081	29,348,700

Basic earnings per common share	$2.35	$2.05	$4.50	$3.81

Weighted-average number of common shares	29,096,224	29,328,218	29,105,081	29,348,700
Potential shares of common stock arising from stock options, and unvested restricted share units	339,671	282,728	403,825	359,325
Total shares-diluted (denominator)	29,435,895	29,610,946	29,508,906	29,708,025

Diluted earnings per common share	$2.32	$2.03	$4.44	$3.76

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	145,860	179,611	145,868	143,670

5. Acquisitions

Fiscal 2025. During the second quarter of fiscal 2025, we acquired a telecommunications construction contractor for a total purchase price of $25.1 million ($21.0 million purchase price plus cash acquired of $4.1 million). The acquired company is located in the northwestern United States and provides construction and maintenance services to telecommunications providers, with the majority of its revenues generated in Alaska. This acquisition expands our geographic presence and our customer base.

During the first quarter of fiscal 2025, we acquired a telecommunications construction contractor for $16.0 million ($12.8 million purchase price, plus cash acquired of $3.2 million). The acquired company provides construction and maintenance services for telecommunications providers in the midwestern United States. This acquisition expands our geographic presence within our existing customer base.

The purchase price allocations of these two acquired companies are preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the respective dates of acquisition.

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed for each of the acquisitions described above as of the respective acquisition dates (dollars in millions):

	First quarter of fiscal 2025	Second quarter of fiscal 2025
Assets
Cash and equivalents	$3.2	$4.1
Accounts receivable	2.2	3.6
Other current assets	—	0.8
Property and equipment	2.4	5.9
Goodwill	3.2	5.4
Intangible assets	5.4	6.6
Other assets	—	0.7
Total assets	16.4	27.1

Liabilities
Accounts payable	0.1	0.9
Other accrued liabilities	0.3	0.6
Other liabilities	—	0.5
Total liabilities	0.4	2.0

Net Assets Acquired	$16.0	$25.1

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $8.6 million for the 2025 acquisitions. Goodwill and intangible assets total $20.6 million and are deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its preliminary estimate of fair value which consisted of the following (dollars in millions):

	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	12.0	$10.4
Backlog intangibles	0.8	0.5
Trade names	10.0	1.1
Total intangible assets acquired		$12.0

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

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Assets
Cash and equivalents	$8.3
Accounts receivable	45.8
Other current assets	0.3
Property and equipment, net	9.9
Goodwill	39.2
Intangible assets, net	42.2
Other assets	0.8
Total assets	146.5

Liabilities
Accounts payable	8.3
Other accrued liabilities	2.6
Income taxes payable	4.4
Total liabilities	15.3

Net Assets Acquired	$131.2

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $39.2 million. Goodwill and intangible assets total $81.4 million and are deductible for tax purposes. Accounts receivable and current liabilities were stated at their historical carrying value, which approximates fair value given the short-term nature of these assets and liabilities. The estimate of fair value for fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its preliminary estimate of fair value which consisted of the following (dollars in millions):

	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	12.0	$26.8
Backlog intangibles	3.0	11.6
Trade names	10.0	3.8
Total intangible assets acquired		$42.2

The valuation of intangible assets for both fiscal 2025 and fiscal 2024 acquisitions was determined using the income approach methodology. More specifically, the fair values of the customer relationships and the backlog intangibles were estimated using the multi-period excess earnings method, while the trade name was estimated using the relief-from-royalty method. Key assumptions used in estimating future cash flows included projected revenue growth rates, profit margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate.

Results of the businesses acquired are included in the condensed consolidated financial statements from the date of acquisition. The results from the businesses acquired during fiscal 2025 and 2024 were not considered material to the Company’s condensed consolidated financial statements.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	July 27, 2024	January 27, 2024
Trade accounts receivable	$558,797	$462,034
Unbilled accounts receivable	904,867	734,442
Retainage	45,481	49,556
Total	1,509,145	1,246,032
Less: allowance for doubtful accounts	(1,670)	(2,776)
Accounts receivable, net	$1,507,475	$1,243,256

We maintain an allowance for doubtful accounts for estimated losses on uncollected balances. The allowance for doubtful accounts changed as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Allowance for doubtful accounts at beginning of period	$1,539	$3,682	$2,776	$3,246
Provision for (recovery of) bad debt	147	796	(1,090)	1,232
Amounts charged against the allowance	(16)	(677)	(16)	(677)
Allowance for doubtful accounts at end of period	$1,670	$3,801	$1,670	$3,801

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	July 27, 2024	January 27, 2024
Contract assets	$74,229	$52,211
Contract liabilities	34,754	39,122
Contract assets, net	$39,475	$13,089

The increase in contract assets, net, primarily resulted from increased services performed under contracts consisting of multiple tasks. During the three and six months ended July 27, 2024, we performed services and recognized $2.9 million and $12.5 million, respectively, of contract revenues related to contract liabilities that existed at January 27, 2024. See Note 7, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

We have two customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net. The combined amounts of accounts receivable and contract assets, net, for Lumen Technologies were $402.7, or 25.9%, and $345.0, or 27.4%, as of July 27, 2024 and January 27, 2024, respectively, and Charter Communications were $164.25, or 10.6%, and $108.2, or 8.6%, as of July 27, 2024 and January 27, 2024, respectively, of the total combined accounts receivable and contract assets, net. No other customer had combined amounts of accounts receivable and contract assets, net, which exceeded 10% of total combined accounts receivable and contract assets, net as of July 27, 2024 or January 27, 2024. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of July 27, 2024 or January 27, 2024.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	July 27, 2024	January 27, 2024
Prepaid expenses	$28,238	$20,095
Deposits and other current assets	22,281	20,218
Restricted cash	1,372	1,372
Receivables on equipment sales	432	568
Other current assets	$52,323	$42,253

Other assets consisted of the following (dollars in thousands):

	July 27, 2024	January 27, 2024
Long-term contract assets	$—	$2,610
Deferred financing costs	5,485	2,544
Restricted cash	432	432
Insurance recoveries/receivables for accrued insurance claims	3,714	4,760
Other non-current deposits and assets	16,580	14,301
Other assets	$26,211	$24,647

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

8. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	July 27, 2024	January 27, 2024
Cash and equivalents	$19,564	$101,086
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash equivalents and restricted cash	$21,368	$102,890

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	July 27, 2024	January 27, 2024
Land	—	$8,419	$8,419
Buildings	10-35	12,032	10,399
Leasehold improvements	1-10	20,446	19,188
Vehicles	1-5	887,094	873,944
Equipment and machinery	1-10	435,834	414,067
Computer hardware and software	1-7	136,037	138,937
Office furniture and equipment	1-10	11,536	11,927
Total		1,511,398	1,476,881
Less: accumulated depreciation		(1,028,402)	(1,031,972)
Property and equipment, net		$482,996	$444,909

Depreciation expense was $40.7 million and $34.5 million for the three months ended July 27, 2024 and July 29, 2023, respectively and $80.0 million and $68.3 million for the six months ended July 27, 2024 and July 29, 2023.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $320.4 million and $312.0 million as of July 27, 2024 and January 27, 2024, respectively. Changes in the carrying amount of goodwill consisted of the following (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 27, 2024	$561,022	$(249,031)	$311,991
Goodwill from fiscal 2024 acquisition	(244)	—	(244)
Goodwill from fiscal 2025 acquisitions	8,641	—	8,641
Balance as of July 27, 2024	$569,419	$(249,031)	$320,388

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

During the second quarter of fiscal 2025, the Company acquired a telecommunications construction contractor for $25.1 million ($21.0 million purchase price plus cash acquired of $4.1 million). The purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $5.4 million, which is deductible for tax purposes. See Note 5, Acquisitions, for more information regarding the acquisition.

During the first quarter of fiscal 2025, the Company acquired a telecommunications construction contractor for $16.0 million ($12.8 million purchase price, plus cash acquired of $3.2 million). The purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $3.2 million, which is deductible for tax purposes. See Note 5, Acquisitions, for more information regarding the acquisition.

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2024 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of July 27, 2024, we believe the carrying amounts of goodwill and the indefinite-lived intangible asset are recoverable for all of our reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	July 27, 2024				January 27, 2024
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	8.0	$348,517	$254,614	$93,903	$338,117	$245,512	$92,605
Trade names, finite	8.8	14,080	8,999	5,081	13,050	8,723	4,327
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Contract backlog	2.0	12,130	6,703	5,427	11,600	4,335	7,265
Non-compete agreements	3.3	75	26	49	75	18	57
		$379,502	$270,342	$109,160	$367,542	$258,588	$108,954

Amortization of our customer relationship intangibles and our contract backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $5.9 million and $3.5 million for the three months ended July 27, 2024 and July 29, 2023, respectively and $11.8 million and $7.0 million for the six months ended July 27, 2024 and July 29, 2023.

As of July 27, 2024, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	July 27, 2024	January 27, 2024
Accrued insurance claims - current	$51,165	$44,466
Accrued insurance claims - non-current	55,206	49,447
Accrued insurance claims	$106,371	$93,913

Insurance recoveries/receivables:
Non-current (included in Other assets)	3,714	4,760
Insurance recoveries/receivables	$3,714	$4,760

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the six months ended July 27, 2024, total insurance recoveries/receivables decreased approximately $1.0 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claims decreased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 6 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and six months ended July 27, 2024 and July 29, 2023 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Lease cost under long-term operating leases	$10,903	$9,351	$21,364	$18,631
Lease cost under short-term operating leases	4,386	6,030	8,380	11,916
Variable lease cost under short-term and long-term operating leases(1)	913	1,028	2,005	2,150
Total lease cost	$16,202	$16,409	$31,749	$32,697

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $79.5 million as of July 27, 2024 and $76.1 million as of January 27, 2024. Supplemental balance sheet information related to these liabilities is as follows:

	July 27, 2024	January 27, 2024
Weighted average remaining lease term	2.8 years	2.8 years
Weighted average discount rate	5.4%	5.0%

Supplemental cash flow information related to our long-term operating lease liabilities for the three and six months ended July 27, 2024 and July 29, 2023 is as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Cash paid for amounts included in the measurement of lease liabilities	$11,458	$10,125	$20,886	$18,612
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$9,336	$8,676	$22,922	$22,611

As of July 27, 2024, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2025	$19,178
2026	31,889
2027	19,680
2028	9,495
2029	4,713
2030	862
Thereafter	13
Total lease payments	85,830
Less: imputed interest	(6,330)
Total	$79,500

As of July 27, 2024, the Company had an operating lease that is expected to commence in fiscal 2025 with a term of 130 months and initial annual rent of $3.2 million. This lease will replace certain other property leases that expire in fiscal 2026. Another lease is also expected to commence in fiscal 2025 with a term of 36 months and annual rent of $0.2 million.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 27, 2024	January 27, 2024
Accrued payroll and related taxes	$41,813	$32,370
Accrued employee benefit and incentive plan costs	47,454	51,661
Accrued construction costs	32,805	30,712
Other current liabilities	36,269	32,476
Other accrued liabilities	$158,341	$147,219

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	July 27, 2024	January 27, 2024
Credit Agreement - Term loan facility (matures January 2029)	$446,730	$313,735
4.50% senior notes, net (mature April 2029)	495,638	495,180
	942,368	808,915
Less: current portion	—	(17,500)
Long-term debt	$942,368	$791,415

Credit Agreement

The Company and certain of its subsidiaries are party to an amended and restated credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended on April 1, 2021, May 9, 2023, and May 15, 2024, the “Credit Agreement”). On May 15, 2024, we amended and restated the Credit Agreement to, among other things, increase the term loan facility and extend the maturity date. The Credit Agreement includes a revolving facility with a maximum revolver commitment of $650.0 million and a term loan facility in the principal amount of $450.0 million. The Credit Agreement also includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement is January 15, 2029.

The following table summarizes the net carrying value of the term loan as of July 27, 2024 and January 27, 2024 (dollars in thousands):

	July 27, 2024	January 27, 2024
Principal amount of term loan	$450,000	$315,000
Less: Debt issuance costs	(3,270)	(1,265)
Net carrying amount of term loan	$446,730	$313,735

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

Borrowings - Term SOFR Loans	1.375% - 2.00% plus Term SOFR
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.375% - 2.00%
Commercial Letters of Credit	0.6875% -1.00%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. “Term SOFR” will be the published forward-looking SOFR rate for the applicable interest period plus a 0.10% spread adjustment and if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both July 27, 2024 and January 27, 2024.

The weighted average interest rates and fees for balances under our Credit Agreement as of July 27, 2024 and January 27, 2024 were as follows:

	Weighted Average Rate End of Period
	July 27, 2024	January 27, 2024
Borrowings - Term loan facility	6.93%	7.06%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.50%	1.63%
Unused Revolver Commitment	0.25%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of July 27, 2024 and January 27, 2024.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 27, 2024 and January 27, 2024, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $602.5 million for both periods as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of July 27, 2024 and January 27, 2024 (dollars in thousands):

	July 27, 2024	January 27, 2024
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(4,362)	(4,820)
Net carrying amount of 2029 Notes	$495,638	$495,180

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $94.41 and $92.49 as of July 27, 2024 and January 27, 2024, respectively (dollars in thousands):

	July 27, 2024	January 27, 2024
Fair value of principal amount of 2029 Notes	$472,050	$462,450
Less: Debt issuance costs	(4,362)	(4,820)
Fair value of 2029 Notes	$467,688	$457,630

15. Income Taxes

Our effective income tax rate was 27.9% and 26.3% for the three months ended July 27, 2024 and July 29, 2023, respectively and 24.0% and 24.4% for the six months ended July 27, 2024 and July 29, 2023, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

We are currently under IRS audit for fiscal year 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Gain on sale of fixed assets	$8,160	$7,558	$20,564	$15,374
Miscellaneous expense, net	(1,741)	(1,827)	(4,895)	(4,652)
Other income, net	$6,419	$5,731	$15,669	$10,722

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

17. Capital Stock

Repurchases of Common Stock. On August 23, 2023 the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During the three months ended July 27, 2024, the Company did not repurchase any shares of its own common stock. As of July 27, 2024, $90.9 million of the authorization was available for repurchases.

Restricted Stock Tax Withholdings. During the six months ended July 27, 2024 and July 29, 2023, we withheld 113,654 shares totaling $16.3 million and 101,397 shares totaling $9.7 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been cancelled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

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

During the three months ended July 27, 2024, the Company announced its CEO succession plan and transition. In connection with this transition, the Company will incur approximately $11.4 million of incremental stock-based compensation modification expense through the current CEOs retirement date of November 30, 2024 related to previously issued equity awards. Of this total, approximately $2.2 million was recognized during the three months ended July 27, 2024.

Stock-based compensation expense and the related tax benefit recognized during the three and six months ended July 27, 2024 and July 29, 2023 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Stock-based compensation	$9,482	$6,323	$17,305	$12,942
Income tax effect of stock-based compensation	$2,330	$1,567	$4,269	$3,211

During the three months ended July 27, 2024 and July 29, 2023, the Company realized $0.1 million and $0.1 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the six months ended July 27, 2024 and July 29, 2023, the Company realized approximately $6.0 million and $2.8 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of July 27, 2024, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $6.6 million, $29.2 million, and $27.1 million, respectively. This expense will be recognized over a weighted-average number of years of 1.0, 2.7, and 1.4, respectively, based on the average remaining service periods for the awards. We may recognize an additional $12.8 million in compensation expense in future periods after July 27, 2024 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the six months ended July 27, 2024:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 27, 2024	264,125	$70.18
Granted	27,680	$141.28
Options exercised	(3,976)	$25.15
Outstanding as of July 27, 2024	287,829	$77.64

Exercisable options as of July 27, 2024	207,589	$64.92

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended July 27, 2024:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 27, 2024	390,765	$74.89	431,190	$95.98
Granted	99,897	$145.33	170,526	$141.28
Share units vested	(185,391)	$53.93	(146,702)	$92.07
Forfeited or canceled	(8,481)	$82.47	(78,169)	$93.25
Outstanding as of July 27, 2024	296,790	$114.48	376,845	$118.57

The total number of granted Performance RSUs presented above consists of 117,938 target shares and 52,588 supplemental shares. The total number of Performance RSUs outstanding as of July 27, 2024 consists of 257,672 target shares and 119,173 supplemental shares. With respect to the Company’s Performance Year ended January 27, 2024, the Company added 712 supplemental shares and cancelled 66,685 supplemental shares during the six months ended July 27, 2024, as a result of the performance period criteria not being met.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 55.5% and 61.5% of total contract revenues during the six months ended July 27, 2024 and July 29, 2023, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during the three and six months ended July 27, 2024 or July 29, 2023, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 27, 2024		July 29, 2023		July 27, 2024		July 29, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$210.2	17.5%	$174.3	16.7%	$425.7	18.2%	$398.7	19.1%
Lumen Technologies	163.7	13.6	162.5	15.6	320.5	13.7	298.9	14.3
Comcast Corporation	105.6	8.8	119.5	11.5	210.6	9.0	240.1	11.5
Verizon Communications Inc.	85.3	7.1	104.9	10.1	163.5	7.0	204.9	9.8
Total other customers combined	638.3	53.0	480.3	46.1	1,225.2	52.1	944.4	45.3
Total contract revenues	$1,203.1	100.0%	$1,041.5	100.0%	$2,345.5	100.0%	$2,087.0	100.0%

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and six months ended July 27, 2024 and July 29, 2023 were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 27, 2024		July 29, 2023		July 27, 2024		July 29, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$1,086.2	90.3%	$927.1	89.0%	$2,113	90.0%	$1,865.3	89.4%
Underground facility locating	82.1	6.8	76.7	7.4	163.1	7.0	149.6	7.2
Electrical and gas utilities and other	34.8	2.9	37.7	3.6	69.4	3.0	72.1	3.4
Total contract revenues	$1,203.1	100.0%	$1,041.5	100.0%	$2,345.5	100.0%	$2,087.0	100.0%

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 27, 2024 and January 27, 2024, we had $422.4 million and $409.6 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 27, 2024 and January 27, 2024, we had $24.1 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our Credit Agreement that collateralize our obligations to our insurance carriers. At each of July 27, 2024 and January 27, 2024, we had $47.5 million of outstanding standby letters of credit issued under our Credit Agreement.

21. Subsequent Events

During the third quarter of fiscal 2025, we acquired certain assets and assumed certain liabilities of a telecommunications construction contractor for a cash purchase price of $150.7 million. The acquired business provides wireless construction services for telecommunications providers primarily in the states of New York, New Jersey, Missouri, Kansas, Colorado, Utah, Wyoming, Idaho and Montana. This acquisition expands our geographic presence within our existing customer base. Required disclosures related to this business combination will be provided upon completion of the preliminary purchase price allocation.

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

Significant demand for broadband services is driven by applications that require high speed connections as well as the everyday use of mobile data devices. To respond to this demand and other advances in technology, an increasing number of diverse industry participants are constructing or upgrading wireline networks throughout the country. These wireline networks enable the delivery of gigabit network speeds to consumers and businesses. In addition, the advent of AI data centers has sparked interest in broad new national deployments of high-capacity, low latency, intercity networks, as well as metro rings. The level of interest in intercity networks is the highest we have seen in the last 25 years. Finally, wireless networks are deploying additional spectrum bands and equipment so as to more broadly and efficiently provision higher broadband services for both fixed and mobile access.

Industry participants have stated their belief that a single high-capacity fiber network can most cost effectively deliver services to both consumers and businesses, enabling multiple revenue streams from a single investment. Some of these same industry participants who also provide wireless services, strongly believe that the ability to provision converged wireline fiber and wireless services creates significant competitive advantages. This belief is evident as some wireless providers have recently invested in new fiber providers while another wireline/wireless provider is deploying fiber networks outside its traditional geographic footprint. As a result, we continue to see a meaningfully broader set of opportunities for our industry.

We are pleased that a number of our customers have entered into strategic transactions (including refinancings) intended to provide the capital necessary for the incremental deployment of fiber to more than 9.5 million homes over the next several years. These individual transactions are currently awaiting regulatory approval, which is currently expected over the next 12 to 18 months. In addition to the incremental private capital associated with these transactions, a wide variety of programs are providing public capital to support broadband deployments. The largest of these programs, the Broadband Equity Access and Deployment Program (“BEAD Program”) includes over $40 billion for the construction of rural communications networks in unserved and underserved areas across the country. This represents an unprecedented level of support and meaningfully increases the rural market that we expect will ultimately be addressed. We believe the magnitude and importance of BEAD should not be under appreciated as it addresses some of the most difficult and expensive locations to deploy in America and represents a generational deployment opportunity. For planning purposes, we currently expect to see BEAD opportunities during the third quarter of calendar year 2025. As BEAD continues to develop, we are also seeing significant deployment activity funded by other state and federal programs.

Macro-economic conditions appear stable. In addition, the market for labor has improved in many regions around the country. Automotive and equipment supply chains have normalized and prices for capital equipment have been stable since the first of the year. Within this context, we remain confident that our scale and financial strength position us well to deliver valuable service to our customers.

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

Telephone companies are deploying fiber-to-the-home to enable gigabit high-speed connections. Rural electric utilities are doing the same. Dramatically increased speeds for consumers are being provisioned and consumer data usage is growing, particularly upstream. Wireless construction activity in support of newly available spectrum bands and fixed wireless access continues this year. Demand for low latency Artificial Intelligence (“AI”) data center connectivity is growing rapidly. Federal and state support for rural deployments of communications networks is dramatically increasing in scale and duration. Cable operators are increasing fiber deployments in rural America. Capacity expansion projects are underway. Customers are consolidating supply chains, creating opportunities for market share growth and increasing the long-term value of our maintenance and operations business.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 55.5% and 61.5% of our total contract revenues during the six months ended July 27, 2024 and July 29, 2023, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during the three and six months ended July 27, 2024 or July 29, 2023:

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
AT&T Inc.	17.5%	16.7%	18.2%	19.1%
Lumen Technologies	13.6%	15.6%	13.7%	14.3%
Comcast Corporation	8.8%	11.5%	9.0%	11.5%
Charter Communications, Inc.	6.9%	2.9%	7.3%	2.5%
Verizon Communications Inc.	7.1%	10.1%	7.0%	9.8%
Brightspeed Total	6.0%	5.0%	5.7%	4.4%
Frontier Communications Corporation	6.1%	3.7%	5.6%	6.8%

In addition, another customer contributed 8.0% and 5.3% to our total contract revenues during the three months ended July 27, 2024 and July 29, 2023, respectively. During the six months ended July 27, 2024 and July 29, 2023 this customer contributed 7.4% and 5.0%, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Multi-year master service agreements	78.0%	76.9%	78.0%	79.4%
Other long-term contracts	10.6	11.6	11.0	10.7
Total long-term contracts	88.6%	88.5%	89.0%	90.1%

Acquisitions
As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2025. During the second quarter of fiscal 2025, we acquired a telecommunications construction contractor for a total purchase price of $25.1 million ($21.0 million purchase price plus cash acquired of $4.1 million). The acquired company is located in the northwestern United States and provides construction and maintenance services to telecommunications providers, with the majority of its revenues generated in Alaska. This acquisition expands our geographic presence and our customer base.

During the first quarter of fiscal 2025, we acquired a telecommunications construction contractor for $16.0 million ($12.8 million purchase price, plus cash acquired of $3.2 million). The acquired company provides construction and maintenance services for telecommunications providers in the midwestern United States. This acquisition expands our geographic presence within our existing customer base.

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

For certain contracts, representing less than 5% of contract revenues during each of the six months ended July 27, 2024 and July 29, 2023, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Loss on Debt Extinguishment. Loss on debt extinguishment includes the write-off of deferred debt issuance costs in connection with the Credit Agreement amendment.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as percentages of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 27, 2024		July 29, 2023		July 27, 2024		July 29, 2023
Contract revenues	$1,203.1	100.0%	$1,041.5	100.0%	$2,345.5	100.0%	$2,087.0	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	952.9	79.2	830.4	79.7	1,874.5	79.9	1,683.8	80.7
General and administrative	99.6	8.3	84.8	8.1	194.1	8.3	167.2	8.0
Depreciation and amortization	46.6	3.9	38.0	3.6	91.8	3.9	75.3	3.6
Total	1,099.0	91.4	953.2	91.5	2,160.4	92.1	1,926.2	92.3
Interest expense, net	(14.7)	(1.2)	(12.3)	(1.2)	(27.5)	(1.2)	(23.6)	(1.1)
Loss on debt extinguishment	(1.0)	(0.1)	—	—	(1.0)	—	—	—
Other income, net	6.4	0.5	5.7	0.6	15.7	0.7	10.7	0.5
Income before income taxes	94.8	7.9	81.8	7.8	172.3	7.3	147.9	7.1
Provision for income taxes	26.4	2.2	21.5	2.1	41.3	1.8	36.1	1.7
Net income	$68.4	5.7%	$60.2	5.8%	$131.0	5.6%	$111.8	5.4%

Contract Revenues. Contract revenues were $1,203.1 million during the three months ended July 27, 2024 compared to $1,041.5 million during the three months ended July 29, 2023. Contract revenues from acquired businesses were $65.9 million for the three months ended July 27, 2024. There were no acquired revenues during the three months ended July 29, 2023. Acquired revenues represent contract revenues from acquired businesses that were not owned for the full period in both the current and comparable prior periods.

Excluding amounts generated by the acquired business, contract revenues increased by $95.6 million during the three months ended July 27, 2024 compared to the three months ended July 29, 2023. Contract revenues increased by $40.5 million for a customer for fiber deployments, and $35.9 million and $1.2 million for two large telecommunications customers primarily for fiber deployments. Contract revenues decreased by $20.2 million and $13.9 million for two large telecommunication customers. All other customers had net increases in contract revenues of $52.1 million on a combined basis during the three months ended July 27, 2024 compared to the three months ended July 29, 2023.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.3%, 6.8%, and 2.9%, respectively, for the three months ended July 27, 2024 compared to 89.0%, 7.4%, and 3.6%, respectively, for the three months ended July 29, 2023.

Contract revenues were $2,345.5 million during the six months ended July 27, 2024 compared to $2,087.0 million during the six months ended July 29, 2023. Contract revenues from acquired businesses were $137.1 million for the six months ended July 27, 2024. There were no acquired revenues during the six months ended July 29, 2023.

Excluding amounts generated by the acquired business, contract revenues increased by $121.3 million during the six months ended July 27, 2024 compared to the six months ended July 29, 2023. Contract revenues increased by $70.2 million for a customer for fiber deployments, $27.0 million and $21.6 million for two large telecommunications customers primarily for fiber deployments. Contract revenues decreased by $41.9 million and $29.5 million for two large telecommunication customers. All other customers had net increases in contract revenues of $73.9 million on a combined basis during the six months ended July 27, 2024 compared to the six months ended July 29, 2023.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.0%, 7.0%, and 3.0%, respectively, for the six months ended July 27, 2024 compared to 89.4%, 7.2%, and 3.4%, respectively, for the six months ended July 29, 2023.

Costs of Earned Revenues. Costs of earned revenues increased to $952.9 million, or 79.2% of contract revenues, during the three months ended July 27, 2024 compared to $830.4 million, or 79.7% of contract revenues, during the three months ended July 29, 2023. The primary components of the increase were a $116.2 million aggregate increase in direct labor and subcontractor costs, a $2.5 million increase in equipment and fuel costs and a $10.2 million increase in other direct costs, partially offset by a $6.4 million decrease in direct materials expense.

Costs of earned revenues as a percentage of contract revenues decreased 0.5% during the three months ended July 27, 2024 compared to the three months ended July 29, 2023. Direct material costs decreased 1.4% primarily as a result of our mix of work in which we provide materials for customers. Equipment and fuel costs decreased 0.4% on a net basis as a percentage of contract revenues. Labor and subcontracted labor costs increased 1.2% primarily due to the mix of work performed during the three months ended July 27, 2024. Other direct costs were in line as a percentage of contract revenues for the three months ended July 27, 2024 compared to the three months ended July 29, 2023.

Costs of earned revenues increased to $1,874.5 million, or 79.9% of contract revenues, during the six months ended July 27, 2024 compared to $1,683.8 million, or 80.7% of contract revenues, during the six months ended July 29, 2023. The primary components of the increase were a $182.2 million aggregate increase in direct labor and subcontractor costs, a $16.3 million increase in other direct costs and a $2.3 million net increase from higher equipment costs, partially offset by lower fuel costs. In addition, there was a decrease of $10.0 million in direct materials expense.

Costs of earned revenues as a percentage of contract revenues decreased 0.8% during the six months ended July 27, 2024 compared to the six months ended July 29, 2023. Direct material costs decreased 1.1% primarily as a result of our mix of work in which we provide materials for customers and equipment and fuel costs decreased 0.4% on a net basis as a percentage of contract revenues. Labor and subcontracted labor costs increased 0.8% primarily due to the mix of work performed during the six months ended July 27, 2024. Other direct costs were in line as a percentage of contract revenues for the six months ended July 27, 2024 compared to the six months ended July 29, 2023.

General and Administrative Expenses. General and administrative expenses increased to $99.6 million, or 8.3% of contract revenues, during the three months ended July 27, 2024 compared to $84.8 million, or 8.1% of contract revenues, during the three months ended July 29, 2023. The increase in total general and administrative expenses during the three months ended July 27, 2024 is mainly attributable to an increase in administrative, payroll, performance based compensation, stock based compensation, acquisition costs and other costs.

General and administrative expenses increased to $194.1 million, or 8.3% of contract revenues, during the six months ended July 27, 2024 compared to $167.2 million, or 8.0% of contract revenues, during the six months ended July 29, 2023. The increase in total general and administrative expenses during the six months ended July 27, 2024 is mainly attributable to an increase in administrative, payroll, performance based compensation, stock based compensation, acquisition costs and other costs.

Depreciation and Amortization. Depreciation expense was $40.7 million, or 3.4% of contract revenues, during the three months ended July 27, 2024 compared to $34.5 million, or 3.3% of contract revenues, during the three months ended July 29, 2023. Depreciation expense was $80.0 million, or 3.4% of contract revenues during the six months ended July 27, 2024 compared to $68.3 million, or 3.3% of contract revenues during the six months ended July 29, 2023. The increase in depreciation expense during the three and six months ended July 27, 2024 is primarily due to higher capital expenditures to support our growth in operations and the normal replacement cycle of fleet assets.

Amortization expense was $5.9 million and $3.5 million during the three months ended July 27, 2024 and July 29, 2023, respectively and $11.8 million and $7.0 million during the six months ended July 27, 2024 and July 29, 2023, respectively. The increase in amortization expense during the three and six months ended July 27, 2024 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net was $14.7 million and $12.3 million during the three months ended July 27, 2024 and July 29, 2023, respectively, as a result of higher interest rates on funded debt balances and higher outstanding borrowings during the current period and lower interest income on invested cash balances.

Interest expense, net was $27.5 million and $23.6 million during the six months ended July 27, 2024 and July 29, 2023, respectively, as a result of higher interest rates on funded debt balances and higher outstanding borrowings during the current period and lower interest income on invested cash balances.

Loss on Debt Extinguishment. Loss on debt extinguishment during the three months ended July 27, 2024 of $1.0 million includes the write-off of deferred debt issuance costs in connection with the Credit Agreement amendment. See “Liquidity and Capital Resources - Compliance with Credit Agreement” for more information.

Other Income, Net. Other income, net was $6.4 million and $5.7 million during the three months ended July 27, 2024 and July 29, 2023, respectively and $15.7 million and $10.7 million during the six months ended July 27, 2024 and July 29, 2023, respectively. Gain on sale of fixed assets, net was $8.2 million and $7.6 million during the three months ended July 27, 2024 and July 29, 2023, respectively and $20.6 million and $15.4 million during the six months ended July 27, 2024 and July 29, 2023, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $3.0 million and $2.4 million of expense during the three months ended July 27, 2024 and July 29, 2023 respectively, and $5.9 million and $5.6 million during the six months ended July 27, 2024 and July 29, 2023, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended July 27, 2024 and July 29, 2023 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Income tax provision	$26.4	$21.5	$41.3	$36.1
Effective income tax rate	27.9%	26.3%	24.0%	24.4%

Our effective income tax rate was 27.9% and 26.3% for the three months ended July 27, 2024 and July 29, 2023, respectively, and 24.0% and 24.4% for the six months ended July 27, 2024 and July 29, 2023, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.
We are currently under IRS audit for fiscal year 2020. We believe our provision for income taxes is adequate; however, any assessment may affect our results of operations and cash flows.

Net Income. Net income was $68.4 million for the three months ended July 27, 2024 compared to $60.2 million for the three months ended July 29, 2023. Net income was $131.0 million for the six months ended July 27, 2024 compared to $111.8 million for the six months ended July 29, 2023.

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

	For the Three Months Ended		For the Six Months Ended
	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Net income	$68,400	$60,246	$130,954	$111,769
Interest expense, net	14,657	12,277	27,490	23,649
Provision for income taxes	26,419	21,509	41,309	36,085
Depreciation and amortization	46,572	37,993	91,777	75,265
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	156,048	132,025	291,530	246,768
Gain on sale of fixed assets	(8,160)	(7,558)	(20,564)	(15,374)
Stock-based compensation expense	9,482	6,323	17,305	12,942
Loss on debt extinguishment	965	—	965	—
Non-GAAP Adjusted EBITDA	$158,335	$130,790	$289,236	$244,336
Non-GAAP Adjusted EBITDA % of contract revenues	13.2%	12.6%	12.3%	11.7%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $19.6 million as of July 27, 2024 compared to $101.1 million as of January 27, 2024. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,249.6 million as of July 27, 2024 compared to $1,061.2 million as of January 27, 2024.

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

Net Cash Flows. The following table presents our net cash flows for the six months ended July 27, 2024 and July 29, 2023 (dollars in millions):

	For the Six Months Ended
	July 27, 2024	July 29, 2023
Net cash flows:
Used in operating activities	$(44.9)	$(28.8)
Used in investing activities	$(119.0)	$(73.6)
Provided by (used in) financing activities	$82.3	$(38.4)

Cash used in Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets and (recovery) provision for bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the six months ended July 27, 2024, net cash used in operating activities was $44.9 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $280.9 million of operating cash flow during the six months ended July 27, 2024. Changes that used operating cash flow during the six months ended July 27, 2024 included an increase in accounts receivable, an increase in contract assets, net, and a decrease in income taxes payable of $256.5 million, $26.3 million, and $7.0 million, respectively. In addition, changes that used operating cash flow during the six months ended July 27, 2024 included an increase in other current assets and inventories of $2.9 million. Changes that provided operating cash flow during the six months ended July 27, 2024 included an increase in accounts payable, an increase in accrued liabilities, and a decrease in other assets of $8.8 million, $2.6 million, and $0.3 million, respectively.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for doubtful accounts, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 117 as of July 27, 2024 compared to 111 as of July 29, 2023.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of July 27, 2024 and January 27, 2024 and Note 19, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of July 27, 2024 or January 27, 2024.

During the six months ended July 29, 2023, net cash used in operating activities was $28.8 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $234.4 million of operating cash flow during the six months ended July 29, 2023. Changes that used operating cash flow during the six months ended July 29, 2023 included an increase in accounts receivable, and increase in contract assets, net, an increase in income taxes receivable, and an increase in other current assets and inventories, of $148.7 million, $32.0 million, $21.6 million, and $15.2 million, respectively. In addition, changes that used operating cash flow during the six months ended July 29, 2023 included a decrease in accrued liabilities of $14.2 million and accounts payable, net of $6.1 million. A decrease in other assets of $3.4 million provided operating cash flow during the six months ended July 29, 2023.

Cash Used in Investing Activities. Net cash used in investing activities was $119.0 million during the six months ended July 27, 2024 compared to $73.6 million during the six months ended July 29, 2023. During the six months ended July 27, 2024 and July 29, 2023, capital expenditures were $107.4 million and $93.9 million, respectively. Additionally, we acquired the assets of two telecommunications construction contractors for $33.8 million. These expenditures were offset in part by proceeds from the sale of assets of $22.2 million and $20.3 million during the six months ended July 27, 2024 and July 29, 2023, respectively.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $82.3 million during the six months ended July 27, 2024. During the six months ended July 27, 2024, borrowings and repayments under our Credit Agreement were $282.4 million and $147.4 million, respectively. We paid approximately $6.6 million in issuance costs and third party fees and expenses related to our financing transactions. In addition, we repurchased 210,000 shares of our common stock in open market transactions, at an average price of $141.84 per share, for $29.8 million, during the six months ended July 27, 2024. We also paid $16.3 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 27, 2024. This was partially offset by the exercise of stock options, which provided $0.1 million during the six months ended July 27, 2024.

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

Compliance with Credit Agreement. We are party to an amended and restated credit agreement, dated as of October 19, 2018, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended on April 1, 2021, May 9, 2023, and May 15, 2024, the “Credit Agreement”). On May 15, 2024, we amended and restated the Credit Agreement to, among other things, increase the term loan facility and extend the maturity date. The Credit Agreement includes a revolving facility with a maximum revolver commitment of $650.0 million and a term loan facility in the principal amount of $450.0 million. The Credit Agreement also includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement is January 15, 2029.

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

Borrowings - Term SOFR Loans	1.375% - 2.00% plus Term SOFR
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.375% - 2.00%
Commercial Letters of Credit	0.6875% - 1.00%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both July 27, 2024 and January 27, 2024.

The weighted average interest rates and fees for balances under our Credit Agreement as of July 27, 2024 and January 27, 2024 were as follows:

	Weighted Average Rate End of Period
	July 27, 2024	January 27, 2024
Borrowings - Term loan facility	6.93%	7.06%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.50%	1.63%
Unused Revolver Commitment	0.25%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of July 27, 2024 and January 27, 2024.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00 as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 27, 2024 and January 27, 2024, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $602.5 million for both periods as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of July 27, 2024 (dollars in thousands):

	Due less than 1 Year	Due Thereafter	Total
2029 Notes	$—	$500,000	$500,000
Credit agreement – term loan facility	—	450,000	450,000
Fixed interest payments on long-term debt(1)	22,500	90,000	112,500
Obligations under long-term operating leases(2)	36,629	49,201	85,830
Obligations under short-term operating leases(3)	1,848	—	1,848
Employment agreements	33,111	6,029	39,140
Purchase and other contractual obligations(4)	137,271	24,937	162,208
Total	$231,359	$1,120,167	$1,351,526

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of July 27, 2024 consisted of $450.0 million outstanding under our term loan facility.

(2)Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced as of July 27, 2024. See Note 12, Leases, for further information.

(3)Amounts represent lease obligations under short-term operating leases that are not recorded on our condensed consolidated balance sheet as of July 27, 2024.

(4)We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of July 27, 2024, purchase and other contractual obligations includes approximately $114.0 million for issued orders with delivery dates scheduled to occur over the next 12 months.

Our condensed consolidated balance sheet as of July 27, 2024 includes a long-term liability of approximately $55.2 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $17.6 million and $17.6 million as of July 27, 2024 and January 27, 2024, respectively, and is included in other liabilities in the condensed consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. We had $422.4 million and $409.6 million of outstanding performance and other surety contract bonds, as of July 27, 2024 and January 27, 2024, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $202.0 million as of July 27, 2024. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of July 27, 2024 and January 27, 2024, we had $24.1 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of both July 27, 2024 and January 27, 2024.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $6.834 billion and $6.917 billion at July 27, 2024 and January 27, 2024, respectively. We expect to complete 56.0% of the July 27, 2024 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in interest rates on our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and interest expense on our variable-rate debt. At July 27, 2024, 53% of our debt, on a gross basis, incurred interest at a fixed-rate and the remaining 47% of the debt incurred interest at a variable-rate.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $94.41 and $92.49 as of July 27, 2024 and January 27, 2024, respectively (dollars in thousands):

	July 27, 2024	January 27, 2024
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(4,362)	(4,820)
Net carrying amount of 2029 Notes	$495,638	$495,180

	July 27, 2024	January 27, 2024
Fair value of principal amount of 2029 Notes	$472,050	$462,450
Less: Debt issuance costs	(4,362)	(4,820)
Fair value of 2029 Notes	$467,688	$457,630

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $10.3 million, calculated on a discounted cash flow basis as of July 27, 2024.

Our Credit Agreement permits borrowings at a variable rate of interest. On July 27, 2024, we had variable rate debt outstanding of $450.0 million of term loan borrowings under our Credit Agreement. Interest related to these borrowings fluctuates based on SOFR or the Base rate. The Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent's prime rate, and (iii) the Eurodollar rate plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.3 million annually.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
July 27, 2024, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended July 27, 2024, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
July 27, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 28, 2024 - May 25, 2024	—	$—	—	(3)
May 26, 2024 - June 22, 2024	—	$—	—	(3)
June 23, 2024 - July 27, 2024	—	$—	—	(3)

(1) All shares repurchased have been subsequently canceled.
(2) Average price paid per share excludes 1% excise tax on share repurchases.
(3) Repurchases of Common Stock. On August 23, 2023 the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During the three months ended July 27, 2024, the Company did not repurchase any shares of its own common stock. As of July 27, 2024, $90.9 million of the authorization was available for repurchases.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the six months ended July 27, 2024, our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

10.1*	Amended and Restated Employment Agreement by and between Dycom Industries, Inc. and Steven Nielsen, dated as of June 14, 2024 (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2024).
10.2*	Employment Agreement by and between Dycom Industries, Inc. and Daniel S. Peyovich, dated as of June 14, 2024 (incorporated by reference to Exhibit 10.2 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2024).
10.3	Second Amended and Restated Credit Agreement, dated as of May 15, 2024, among Dycom Industries, Inc. as the Borrower, the guarantors party thereto, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other parties named therein (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2024).
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2024, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	August 22, 2024	/s/ Steven E. Nielsen
		Name: Title:	Steven E. Nielsen President and Chief Executive Officer

Date:	August 22, 2024	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer