Form 10-K
period 2025-01-25
DYCOM INDUSTRIES INC
filed 2025-02-28
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 25, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida				59-1277135
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

	11780 U.S. Highway One, Suite 600
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)0 by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 27, 2024, was $4,995,661,562.
There were 28,979,138 shares of common stock with a par value of $0.33 1/3 outstanding at February 25, 2025.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Annual Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders	Parts II and III

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

•changes in government policies and laws affecting our business, including related to funding for infrastructure projects and tariff policies;

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

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom,” the “Company,” “we,” or “us”) is a leading provider of specialty contracting services to the telecommunications infrastructure and utility industries throughout the United States. Since our incorporation in the State of Florida in 1969, we have expanded our scope and service offerings organically and through acquisitions. Today, Dycom is made up of 40 operating companies that serve a diverse customer base across all 50 states from hundreds of field offices. Our deep industry knowledge, strong customer relationships, broad geographic presence and skilled workforce provide the scale needed to quickly execute on opportunities to service existing and new customers throughout urban and rural America.

Dycom’s operating companies supply telecommunications providers with a comprehensive portfolio of specialty services, including program management, planning, engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services. Additionally, we provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. Dycom supplies the expertise, labor, equipment, and tools necessary to provide services to our customers.

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

Selectively Increase Market Share. We believe our expertise, breadth of service offerings and reputation for providing high quality services and the ability to provide those services nationally creates opportunities to expand market share. Our operating structure and multiple points of contact within customer organizations positions us favorably to win new opportunities and maintain strong relationships with our customers. We are able to address larger customer opportunities due to our significant financial resources that some of our comparatively more capital-constrained competitors may be unable to take on.

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

Fiscal Year

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2025, fiscal 2024, and fiscal 2023 each consisted of 52 weeks of operations. The next 53 week fiscal period will occur next fiscal year, which is the fiscal year ending January 31, 2026.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers during fiscal 2025, fiscal 2024, and fiscal 2023, accounting for approximately 55.4%, 57.7%, and 66.7%, of our total contract revenues, respectively. During fiscal 2025, we derived approximately 20.1% of our total contract revenues from AT&T Inc., 12.1% from Lumen Technologies Inc., 8.5% from Comcast Corporation, 7.3% from Charter Communications, Inc., and 7.4% from another customer. We believe that a substantial portion of our total contract revenues and operating income will continue to be generated from a concentrated group of customers and that the identity and proportion of our contract revenues arising from our work for our top five customers will fluctuate.

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

Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, wildfires, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

Backlog

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.760 billion and $6.917 billion at January 25, 2025 and January 27, 2024, respectively. We expect to complete 59.8% of the January 25, 2025 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed under a contract. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. All of our contracts may be cancelled by our customers, and work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. Historically, the amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded has not been material.

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

Human Capital Resources

We believe that our employees are our most important resources and are critical to our continued success. We employed approximately 15,623 persons as of January 25, 2025. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. We are committed to hiring, developing and supporting a workforce that consists of well-trained and highly motivated employees.

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

For a majority of the contract services we perform, we are provided most of the required materials by our customers. Because our customers retain the financial and performance risk associated with materials they provide, we do not include the costs associated with those materials in our contract revenues or costs of earned revenues. Under contracts that require us to supply part or all of the required materials, we typically do not depend upon any one source for those materials.

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
Information About Our Executive Officers

The following table sets forth certain information concerning the Company’s executive officers as of January 25, 2025, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Daniel S. Peyovich	49	President and Chief Executive Officer	January 6, 2021
Kevin M. Wetherington	56	Executive Vice President and Chief Operating Officer	October 7, 2024
H. Andrew DeFerrari	56	Senior Vice President and Chief Financial Officer	November 22, 2005
Ryan F. Urness	52	Vice President, General Counsel and Corporate Secretary	May 21, 2019

There are no arrangements or understandings between any executive officer of the Company and any other person pursuant to which any executive officer was selected as an officer of the Company. There are no family relationships among the Company’s executive officers.

Daniel S. Peyovich has been the Company’s President and Chief Executive Officer since November 2024. Prior to that, Mr. Peyovich was the Company’s President since October 2024, its President and Chief Operating Officer from June 2024 to October 2024, and the Company’s Executive Vice President and Chief Operating Officer from May 2021 to June 2024. Upon joining the Company in January 2021 until May 2021, he was the Company’s Executive Vice President of Operations. Before joining the Company in January 2021, Mr. Peyovich spent 21 years in various leadership and management roles at Balfour Beatty Construction, including serving as President of its Northwest Division from 2014 to 2021.

Kevin M. Wetherington has been the Company’s Executive Vice President and Chief Operating Officer since October 2024. Before joining the Company, Mr. Wetherington was Chief Health, Safety, Environment and Security and Quality Officer for Baker Hughes Company, a global energy technology company. Mr. Wetherington held various other senior positions with

Baker Hughes Company starting in 2010. Prior to that, Mr. Wetherington served in senior positions with Weatherford International plc, a multinational oil services company from 2005 to 2010.

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

Trade restrictions could be imposed on goods, materials or component parts used in our business that we import from other countries, which could have a material adverse effect on our results of operations. Our industry could be impacted by the imposition, or the threat of the imposition of, tariffs placed on products imported from foreign countries that we use in our business, including steel, aluminum, fuel and motor vehicles or their component parts, fiber cable and other components that we utilize to build networks, or any resulting impacts from escalating trade hostilities with the countries from where we import products. There is an ongoing risk of new or additional tariffs being placed on goods, materials or components used in our business that could dramatically increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins. Any escalation of trade tensions, including new or increased tariffs or a “trade war,” could have a significant adverse effect on U.S. or world trade, as well as on our results of operations.

We derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and liquidity. Our customer base is highly concentrated, with our top five customers during fiscal 2025, fiscal 2024, and fiscal 2023 accounting for approximately 55.4%, 57.7%, and 66.7%, of our total contract revenues, respectively. Our industry is highly competitive and the revenue we expect from an existing customer in any market could fail to be realized if competitors who offer comparable services to our customers do so on more favorable terms or have a better relationship with a customer. Additionally, the continued consolidation of the telecommunications industry could result in the loss of a customer if, as a result of a merger or acquisition involving one or more of our customers, the surviving entity chooses to use one of our competitors for the services we currently provide.

The capital and operating expenditure budgets and seasonal spending patterns of our customers affect demand for our services and the addition of new customers with differing behaviors may adversely impact our business. Generally, our customers have no obligation to assign specific amounts of work to us. Customers decide to engage us to provide services based on, among other things, the amount of capital they have available and their spending priorities. Our customers’ capital budgets may change for reasons over which we have no control. These changes may occur quickly and without advance notice. Any fluctuation in the capital or operating expenditure budgets and priorities of our customers could adversely affect our revenues, results of operations, and liquidity. Further, if we continue to broaden our customer base, we may become subject to different customer requirements or characteristics, including less advantageous contractual requirements, customers with financial or operational instability or increased contract terminations or project cancellations. Our failure or inability to anticipate or adapt to a changing customer base and shifting business models could have an adverse effect on our competitive position business or results of operations.

Pandemics and public health emergencies could materially disrupt our business and negatively impact our operating results, cash flows and financial condition. Pandemics and public health emergencies, like the COVID-19 pandemic, may impact our operating results, cash flows and financial condition in ways that are uncertain, unpredictable and outside of our control. The extent of the impact of such an event depends on the severity and duration of the public health emergency or pandemic, as well as the nature and duration of federal, state and local laws, orders, rules, emergency temporary standards, regulations and mandates, together with protocols and contractual requirements implemented by our customers, that may be enacted or newly enforced in response. Additionally, our ability to perform our work during such an event may be dependent on the governmental or societal responses to these circumstances in the markets in which we operate. A pandemic or public health emergency is likely to heighten and exacerbate the risks described herein.

Seasonality and adverse weather conditions affect demand for our services. Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, wildfires, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

We derive a significant portion of our revenues from multi-year master service agreements and other long-term contracts which our customers may cancel at any time or may reschedule or modify previously assigned work. The majority of our long-term contracts are cancellable by our customers with little or no advance notice and for any, or no, reason. Our customers may also have the right to cancel or remove assigned work without canceling the contract or to reschedule or modify previously assigned work. We may also experience difficulty in managing and timely executing on long-term contracts due to the complex nature of the projects and changes in customer needs and priorities may adversely impact of the profitability of these contracts. In addition, these contracts typically include a fixed term that is subject to renewal or rebid on a periodic basis. We may be unsuccessful in securing contracts when their fixed terms expire. Our projected revenues assume that definitive work orders have been, or will be, issued by our customer, and that the work will be completed. The potential loss of work under master service agreements and other long-term contracts, or the rescheduling or modification of previously assigned work by a customer, could adversely affect our results of operations, cash flows, and liquidity, as well as any projections we provide.

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

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed under a contract. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Our estimates of our customers’ requirements during a future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain estimate of the amount of, and timing of, future revenues and earnings.

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

Our profitability is based on delivering services within the estimated costs established when we price our contracts. A significant portion of our services are provided under contracts that have discrete pricing for individual tasks. Due to the fixed price nature of the tasks, our profitability could decline if our actual cost to complete each task exceeds our original estimates, as pricing under these contracts is determined based on estimated costs established when we enter into the contracts. A variety of factors could negatively impact the actual cost we incur in performing our work, such as changes made by our customers to the scope and extent of the services that we are to provide under a contract, delays resulting from weather and any pandemic or public health emergency, conditions at work sites differing materially from those anticipated at the time we bid on the contract, higher than expected costs of materials, including as a result of increased tariffs, and labor, delays in obtaining necessary permits, under absorbed costs, and lower than anticipated productivity. An increase in costs due to any of these factors, or for other reasons, could adversely affect our results of operations.

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

Considerable uncertainty exists regarding how future budget and program decisions will unfold and future funding for certain government programs in which we or our customers participate may be reduced, delayed or cancelled.
The incoming administration announced a planned advisory commission to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for infrastructure programs upon which we rely. Additionally, changes related to taxation, trade, economic and monetary policies, heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

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

Our business is dependent on keeping pace with technological developments impacting our services and those of our customers. Our success is dependent on our and our customers’ ability to acquire, develop, adopt and leverage new and existing technologies, including artificial intelligence (“AI”). New technologies can materially impact our business in a number of ways, including affecting the costs, speed and efficiency with which we can provide our services to our customers and our ability to differentiate ourselves from our competitor’s offerings. Our customers may also experience decreased demand for their products or services if they fail to develop new products and technologies to meet consumer demand. Our failure to effectively anticipate or adapt to new technologies and changes in our customer’s expectations and behavior could materially impact our competitive position with our customers and, as a result, our future success and growth.

Our business is labor-intensive, and we may be unable to attract, retain and ensure the productivity of qualified employees or to pass increased labor and training costs to our customers. We are highly dependent upon our ability to employ, train, retain, and ensure the productivity of the skilled personnel needed to operate our business. Given the highly specialized work we perform, many of our employees receive training in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. We cannot be certain that we will be able to maintain and ensure the productivity of the skilled labor force necessary to operate our business. Our ability to do so depends on a number of factors, such as the general rate of employment, fluctuations in economic and industry conditions, changes in U.S. immigration policies, regulatory changes, competition for employees possessing the skills we need and the general health and welfare of our employees. Additionally, factors such as corporate culture, organizational changes, remote working opportunities and our compensation programs may impact our ability to effectively attract, retain and manage our workforce. In addition, the uncertainty of contract awards and project delays can also present difficulties in appropriately sizing our skilled labor force. Furthermore, due to the fixed price nature of the tasks in our contracts, we may be unable to pass increases in labor and training costs on to our customers. If we are unable to attract or retain qualified employees or incur additional labor and training costs, we may be unable to maintain or improve our competitive position and our results of operations could be adversely affected.

We may be unable to secure or retain qualified subcontractors to fulfill our obligations, or our subcontractors may fail to satisfy their obligations to us, either of which may adversely affect our relationships with our customers or cause us to incur additional costs. We contract with subcontractors to manage fluctuations in work volumes and reduce the amounts that we would otherwise expend on fixed assets and working capital. If we are unable to secure qualified subcontractors who can provide adequate labor resources at a reasonable cost, we may be delayed or unable to complete our work under a contract on a timely basis. In addition, subcontractors may not meet performance expectations, fail to meet regulatory or contractual requirements, or experience financial instability that could result in disputes or litigation and adversely impact, among other things, the quality and timeliness of the work they have performed. We may incur additional costs to correct such shortfalls in the work performed by subcontractors. Any of these factors could negatively impact the quality of our service, our ability to perform under certain customer contracts, and our relationships with our customers, which could adversely affect our results of operations.

Changes in fuel prices may increase our costs, and we may not be able to pass along increased fuel costs to our customers. Fuel prices fluctuate based on events outside of our control, including as the result of global economic conditions, market volatility, import and export restrictions, sanctions or trade regulations and the imposition of tariffs. Most of our services are provided under contracts that have discrete pricing for individual tasks and do not allow us to adjust our pricing for higher fuel costs during a contract term. In addition, we may be unable to secure prices that reflect rising costs when renewing or bidding contracts. To the extent we enter into hedge transactions in conjunction with our anticipated fuel purchases, declines in fuel prices below the levels established in the hedges we have in place may require us to make payments to our hedge counterparties. As a result, changes in fuel prices may adversely affect our results of operations.

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

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2025, our common stock fluctuated from a low of $111.70 per share to a high of $202.82 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

Risks Related to the Operation of Our Business

Our operations involve activities that are inherently dangerous. If our activities result in, or if it is alleged that our activities have resulted in, damage or destruction to the property of others, or in injury or death to others, we could be exposed to significant financial losses, reputational harm and civil and criminal liabilities. Our operations involve dangerous activities such as underground drilling and the use of mechanized equipment. These activities and their effects could result in, or be alleged to have resulted in, damage to the real and personal property of others, and cause personal injury or death to third parties or our employees. In many instances, our activities are performed in close proximity to other utilities which, if damaged, may result in the occurrence of catastrophic events. Additionally, we may perform our activities in environmentally sensitive locations or in locations that may be susceptible to catastrophic events, including wildfires. If our activities cause or contribute to, or are alleged to have caused or contributed to, a catastrophic event, we could be exposed to severe financial losses and reputational harm. We procure insurance coverage to cover many of these risks; however, there can be no assurance that coverage will continue to be available to us on commercially reasonable terms, or at all, or that our coverage will be adequate in scope or amount to address financial losses from these risks. As a result, we could incur significant costs to defend any such allegations, defend and indemnify our customers, repair and replace assets, or to compensate third parties; reputational harm could result in the loss of future revenue-generating opportunities; or we may be subject to civil and, in certain situations, criminal liabilities.

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

A failure, outage, or cybersecurity breach of our technology systems or those of third-party providers may adversely affect our operations and financial results. We are dependent on technology to operate our business, to engage with our customers and other third parties, and to increase the efficiency and effectiveness of the services we offer our customers. We use both our own information technology systems and the information technology systems and expertise of third-party service providers to manage our operations, process data for our financial reporting, and perform other business processes. We also use information technology systems to record, transmit, store, and protect sensitive data, including the sensitive data of our employees and customers. A cybersecurity or ransomware attack, computer viruses, security breaches, or vandalism on these information technology systems, which we have experienced in the past, may result in our inability to access and utilize these systems, create or contribute to significant financial losses, and may negatively impact our reputation. The systems of our customers that we utilize to transmit and receive information could also fail or be subject to a cybersecurity attack. Any of these occurrences could disrupt our business or the delivery of services to our customers, result in potential liabilities, the termination of contracts, divert the attention of management from effectively operating our business, cause significant reputational damage, or otherwise have an adverse effect on our financial results. We may also need to expend significant additional resources to protect against cybersecurity threats or to address actual breaches or to redress problems caused by cybersecurity breaches.

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

The loss or long-term incapacitation of one or more of our executive officers or other key employees could adversely affect our business. We depend on the continued and ongoing services of our executive officers and other key employees, including the senior management of our subsidiaries. In many instances, these employees have significant experience and expertise in our industry. These key employees often possess and maintain key relationships with our customers and subcontractors that would be difficult to replace. Competition for senior management personnel is intense and we cannot be certain that any of our executive officers or other key management personnel will remain employed by us or that they will otherwise be able to provide service to us for any length of time. Additionally, we may not have adequate succession planning in place or the hiring, promotion or transition of an executive or key employee into a new role may not be successful and we may be unable to ensure that our key employees can be replaced if they are no longer employed by us. We do not carry “key-person” life or disability insurance on any of our employees. The loss or long-term incapacitation of any one of our executive officers or other key employees could negatively affect our customer relationships or the ability to execute our business strategy, which could adversely affect our business.

The preparation of our financial statements requires management to make certain estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, a number of estimates and assumptions are made by management that affect the amounts reported in the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is either dependent on future events or cannot be calculated precisely from available data at the time that these estimates are made and, accordingly, requires the use of management’s judgment. Estimates and assumptions are primarily used in our assessment of the recognition of revenue under the cost-to-cost method of progress, job-specific costs, accrued insurance claims, the allowance for credit losses, accruals for contingencies, stock-based compensation expense for performance-based stock awards, the fair value of reporting units for the goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, and income taxes. When made, we believe such estimates and assumptions are fair when considered in conjunction with our consolidated financial position and results of operations taken as a whole. However, actual results could differ from those estimates and assumptions, and such differences may be material to our financial statements.

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

Our failure to comply with worker eligibility and immigration laws or changes to such laws could result in significant liabilities and harm our reputation with our customers, as well as cause disruption to our operations. If we fail to comply with these laws, which continue to evolve and are subject to additional executive and legislative actions or legal enforcement, our operations may be disrupted, and we may be subject to fines or, in extreme cases, criminal sanctions. In addition, many of our customer contracts specifically require compliance with worker eligibility and immigration laws and in some cases our customers audit compliance with these laws. Further, several of our customers require that we ensure our subcontractors comply with these laws with respect to the workers that perform services for them. A failure to comply with these laws or to quickly adapt to regulatory changes could damage our reputation and may result in the cancellation of our contracts by our customers, or a decision by our customers not to award us future business. These factors could adversely affect our results of operations and financial position.

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

Due to the inherent uncertainties of litigation and other dispute resolution proceedings, we cannot accurately predict the ultimate outcome of these matters. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Class action lawsuits may seek recovery of very large or indeterminate amounts. Accordingly, the magnitude of the potential loss may remain unknown for substantial periods of time. These proceedings could result in substantial costs and may require us to devote substantial resources to our defense. The ultimate resolution of any litigation or proceeding through settlement, mediation, or a judgment could have a material impact on our reputation and adversely affect our results of operations and financial position. See Item 3. Legal Proceedings, and Note 22, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Our subsidiaries may participate in multiemployer pension plans from time to time under which we could incur significant liabilities. Pursuant to collective bargaining agreements, our subsidiaries may participate in various multiemployer pension plans from time to time that provide defined pension benefits to covered employees. Where applicable, we make periodic contributions to these plans to allow them to meet their pension benefit obligations to participants. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to providing benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act (“ERISA”), absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon withdrawal from the plan for its proportionate share of the plan’s unfunded vested liability. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, if any of the plans in which we participate become significantly underfunded, as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions in the form of higher contribution rates or surcharges. This has occurred and could occur again in the future because of a shrinking contribution base as a result of insolvency or withdrawal of other companies that currently contribute to these plans, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on plan assets, or other funding deficiencies. Requirements to pay increased contributions or a withdrawal liability could adversely affect our results of operations, financial position, and cash flows.

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

We may face challenges related to our corporate social responsibility and sustainability policies. Our customers, shareholders, and other constituents may not be satisfied with the corporate social responsibility and sustainability policies that we may set or the practices and programs we choose to implement. A failure to set appropriate corporate social responsibility and sustainability goals for our company, or our failure to meet these goals could adversely affect public perception of our business or customer or shareholder support.

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

Our debt obligations impose restrictions that may limit our operating and financial flexibility, and a failure to comply with these obligations could result in the acceleration of our debt. The Company and certain of its subsidiaries are party to an amended and restated credit agreement, that includes a revolving facility with a maximum revolver commitment of $650.0 million and a term loan facility in the principal amount of $450.0 million, which matures on January 15, 2029 (the “Credit Agreement”). The Credit Agreement includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As of January 25, 2025, we had $450.0 million outstanding under the term loan facility and $47.5 million of outstanding letters of credit issued under our Credit Agreement. We had no outstanding borrowings under our revolving facility as of January 25, 2025. The Credit Agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. Our Credit Agreement also requires us to comply with certain financial covenants, including a consolidated net leverage ratio and a consolidated interest coverage ratio. These covenants in our Credit Agreement may prevent us from engaging in transactions that benefit us and may limit our flexibility in the execution of our business strategy.

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

The specialty contracting services industry in which we operate is highly competitive. We compete with other specialty contractors, including numerous local and regional providers, as well as several large corporations that may have financial, technical, and marketing resources exceeding ours. Relatively few barriers to entry exist in the markets in which we operate, which means that any organization could become a competitor if it has adequate financial resources and access to technical expertise, the ability to engage subcontractors, and the necessary equipment and materials. Additionally, our competitors may develop expertise obtain resources or adopt new technologies that allow them to provide services that are equal or superior to our services in price, quality, or availability, and we may be unable to effectively compete against them. Furthermore, if competitors underbid us to procure business, we could be required to lower the prices we charge in order to retain contracts when they come up for competitive bidding at the end of their terms. Our revenues and results of operations could be adversely affected if our customers shift a significant portion of our work to a competitor, if we are unsuccessful in bidding or retaining projects, or if our ability to win projects requires us to provide our services at reduced margins.

We face competition from the in-house service organizations of our customers. We face competition from the in-house service organizations of our customers whose personnel perform many of the services that we provide. We can offer no assurance that our existing or prospective customers will continue to outsource the specialty contracting services we provide in the future. Our revenues and results of operations could be adversely affected if our existing or prospective customers reduce the specialty contracting services that are outsourced to us.

Our failure to perform sufficient due diligence prior to completing acquisitions could result in significant liabilities. The growth of our business through acquisitions may expose us to risks, including the failure to identify significant issues and risks of an acquired business. A failure to identify or appropriately quantify a liability or possible risk in our due diligence process could result in the assumption of unanticipated liabilities arising from the prior operations of an acquired business, some of which may not be adequately reserved and may not be covered by indemnification obligations. The assumption of unknown liabilities due to a failure of our due diligence could adversely affect our results of operations and financial position.

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

The Company’s Chief Information Officer has been serving in this role for the company for 18 years and has over 30 years of experience in various information security and related technology roles. The Chief Information Officer oversees an internal information security team, which works in partnership with the Company’s internal audit department to review information technology-related controls with our external auditors as part of the overall internal controls process. The Chief Information Officer, who is in regular communication with the information security team, reports regularly to the Chief Executive Officer regarding vulnerabilities, new and developing threats, and compliance matters and also reports to the Audit Committee. The Audit Committee receives reports from the Chief Information Officer on a periodic basis, and more frequently, as needed, regarding cybersecurity-related matters. Such reports include updates with respect to existing and new cybersecurity risks, cybersecurity risk management and mitigation, cybersecurity incidents, as applicable, and key information security initiatives and recent developments.

Item 2. Properties.
We lease our executive office located in Palm Beach Gardens, Florida. Our subsidiaries operate from administrative offices, district field offices, equipment yards, shop facilities, and temporary storage locations throughout the United States. Those facilities are primarily leased but certain facilities are owned. Our leased properties operate under both non-cancelable and cancelable leases. We believe that our facilities are suitable and adequate for our current operations and, if necessary, additional or replacement facilities would generally be available on commercially reasonable terms.

Item 3. Legal Proceedings.

Refer to Note 22, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “DY.”

Holders

As of February 25, 2025, there were approximately 546 holders of record of our $0.33 1/3 par value per share common stock.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 25, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 27, 2024 - November 23, 2024	—	$—	—	(3)
November 24, 2024 - December 21, 2024	—	$—	—	(3)
December 22, 2024 - January 25, 2025	200,000	$179.27	—	(3)
(1) All shares repurchased have been subsequently canceled.
(2) Average price paid per share excludes 1% excise tax on share repurchases.
(3) On August 23, 2023, the Company announced that its Board of Directors authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During the fourth quarter of fiscal 2025 we repurchased 200,000 shares of common stock, at an average price of $179.27, for $35.9 million. As of January 25, 2025, $55.0 million of the authorization remained available for repurchases. On February 26,

2025, the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2026 in open market or private transactions. The new authorization replaces the remaining $55.0 million that was available under the prior authorization. As of February 28, 2025, the full $150.0 million of the new authorization was available for repurchases.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group for fiscal 2021 through fiscal 2025. The selected peer group consists of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Primoris Services Corporation. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on January 31, 2020. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

Item 6. Selected Financial Data.

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2025, fiscal 2024, and fiscal 2023 each consisted of 52 weeks of operations. The next 53 week fiscal period will occur in the fiscal year ending January 31, 2026. The following selected financial data is derived from the audited consolidated financial statements for the applicable fiscal year.

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

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023	January 29, 2022(1)	January 30, 2021(2)
Operating Data:
Revenues	$4,702,014	$4,175,574	$3,808,462	$3,130,519	$3,199,165
Net income	$233,413	$218,923	$142,213	$48,574	$34,337
Earnings Per Common Share:
Basic	$8.02	$7.46	$4.81	$1.60	$1.08
Diluted	$7.92	$7.37	$4.74	$1.57	$1.07
Balance Sheet Data (at end of period):
Total assets	$2,945,367	$2,516,885	$2,313,254	$2,118,224	$1,944,165
Long-term liabilities	$1,119,117	$955,925	$974,948	$977,884	$684,367
Stockholders’ equity(3)	$1,239,097	$1,054,656	$868,755	$758,544	$811,308

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

(3) The following table summarizes our share repurchases during fiscal 2025, 2024, 2023, 2022, and 2021:

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023	January 29, 2022	January 30, 2021
Shares	410,000	485,000	514,030	1,231,638	1,324,381
Amount paid (dollars in millions)	$65.6	$49.7	$48.7	$106.1	$100.0
Average price per share	$160.10	$102.39	$94.80	$86.17	$75.51

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes, as well as Part I, Item 1. Business, and Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

Introduction

We are a leading provider of specialty contracting services throughout the United States. These services include program management, planning, engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, we provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. We supply the labor, tools, and equipment necessary to provide these services to our customers.

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

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities. Our customer base is highly concentrated, with our top five customers accounting for approximately 55.4%, 57.7%, and 66.7% of our total contract revenues during fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

The following reflects the percentage of total contract revenues from customers who contributed at least 2.5% to our total contract revenues during fiscal 2025, fiscal 2024, or fiscal 2023:

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
AT&T, Inc.	20.1%	16.9%	25.2%
Lumen Technologies, Inc.	12.1%	15.6%	12.7%
Comcast Corporation	8.5%	10.7%	11.3%
Charter Communications, Inc.	7.3%	4.4%	1.8%
Brightspeed	6.6%	4.7%	1.0%
Verizon Communications, Inc.	6.1%	9.0%	9.1%
Frontier Communications Corporation	6.0%	5.1%	8.5%

In addition, another customer contributed 7.4%, 5.5% and 3.7% to our total contract revenues during fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Multi-year master service agreements	79.3%	77.7%	79.5%
Other long-term contracts	10.0%	11.9%	10.5%
Total long-term contracts	89.3%	89.6%	90.0%

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

Fiscal 2024. During August 2023, we acquired Bigham Cable Construction, Inc. (“Bigham”), for $131.2 million ($127.0 million fixed purchase price, plus cash acquired of $8.3 million, less indebtedness of $4.1 million). Bigham provides construction and maintenance services for telecommunications providers in the southeastern United States. This acquisition expands our geographic presence within our existing customer base

Fiscal 2023. During the fourth quarter of fiscal 2023, we acquired the assets of a telecommunications construction company for $0.4 million.

Results of the businesses acquired are included in our consolidated financial statements from their respective dates of acquisition. The purchase price allocations of the companies acquired in fiscal 2025 are preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

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

General and Administrative Expenses. General and administrative expenses primarily consist of employee compensation and related expenses, including performance-based compensation and stock-based compensation, legal, consulting and professional fees, information technology and development costs, amortization of implementation costs associated with cloud computing arrangements, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs not directly related to the provision of our services under customer contracts. Our provision for bad debt expense is determined by evaluating specific accounts receivable and contract asset balances based on historical collection trends, the age of outstanding receivables, and the creditworthiness of our customers. We incur information technology and development costs primarily to support and enhance our operating efficiency. Our executive management team and the senior management of our subsidiaries perform substantially all of our sales and marketing functions as part of their management responsibilities.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations and the amortization of debt issuance costs. See Note 14, Debt, in the notes to the consolidated financial statements in this Annual Report on Form 10-K for information on debt issuance costs.

Loss on Debt Extinguishment. Loss on debt extinguishment for fiscal 2025 of $1.0 million includes the write-off of deferred debt issuance costs in connection with the Credit Agreement amendment.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program.

Seasonality and Fluctuations in Operating Results. Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, wildfires, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

We may also experience variations in our profitability driven by a number of factors. These factors include variations and fluctuations in contract revenues, job specific costs, insurance claims, the allowance for credit losses, accruals for contingencies, stock-based compensation expense for performance-based stock awards, the fair value of reporting units for the goodwill impairment analysis, the valuation of intangibles and other long-lived assets, gains or losses on the sale of fixed assets from the timing and levels of capital assets sold, the employer portion of payroll taxes as a result of reaching statutory limits, and our effective tax rate.

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

Revenue Recognition. We perform a significant amount of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures, such as units, delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation.

For certain contracts, representing less than 5% of contract revenues during fiscal 2025, fiscal 2024, and fiscal 2023, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2025, fiscal 2024, and fiscal 2023.

Accounts Receivable, net. We grant credit to our customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from our performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for credit losses, represents their estimated realizable value. Unbilled accounts receivable represent amounts we have an unconditional right to receive payment for that will be billed at a later date due to administrative requirements in the billing processes specified by our customers. Certain of our contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in our overall assessment of the collectability of accounts receivable. We expect to collect the outstanding balance of current accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next 12 months. We estimate our allowance for credit losses by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the credit worthiness of our customers.

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

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 25, 2025 and January 27, 2024, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

We performed our annual impairment assessment for fiscal 2025, fiscal 2024, and fiscal 2023, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. For the Company’s indefinite-lived intangible asset we performed a qualitative assessment for fiscal 2025 and 2024 and a quantitative analysis for fiscal 2023. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2025, fiscal 2024, and fiscal 2023;

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Terminal Growth Rate	2% - 3%	2.5%	2% - 3%
Discount Rate	10.5%	10.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate for fiscal 2025 is consistent with the rate used in fiscal 2024. While the cost of debt decreased, there was a decrease in the market participant debt-to-capital ratios which resulted in the same weighted average cost of capital as prior year. The decrease in the discount rate for fiscal 2024 from fiscal 2023 was largely due to lower cost of equity capital and an increase in the market participant debt-to-capital ratios which results in more allocation to the cost of debt, which is lower than the cost of equity. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units were in excess of their carrying values in the fiscal 2025 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2025 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2025 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2025 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 25, 2025, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Implementation Costs – Cloud Computing Arrangements. In accordance with ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Internal-Use Software, to the extent costs incurred in a cloud computing arrangement are capitalizable, the corresponding costs are recorded in other assets and the related amortization is included in general and administrative expense in the consolidated statements of operations. The amount of capitalized cloud computing implementation costs included in other non-current assets was $29.8 million and $7.2 million as of January 25, 2025 and January 27, 2024, respectively. The amortization of capitalized implementation costs related to cloud computing arrangements was not material during fiscal 2025, fiscal 2024, or fiscal 2023.

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

For workers’ compensation losses during fiscal 2025, 2024, and 2023, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2025 and 2024, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $10.0 million on a per-occurrence basis for losses between $5.0 million and $15.0 million, if any. Additionally, during fiscal 2024 we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

For automobile liability and general liability losses during fiscal 2023, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis with aggregate stop loss limits of $11.5 million within this layer of retention for the period of fiscal 2023. Additionally, we retained $5.0 million risk of loss on a per occurrence basis for losses between $5.0 million and $15.0 million, if any, and we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2025, we retain the risk of loss on an annual basis, up to the first $750,000 of claims per participant. In calendar years 2024 and 2023, we retained the risk of loss on an annual basis, up to the first $700,000 and $600,000, respectively, of claims per participant.

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

	January 25, 2025	January 27, 2024
Accrued insurance claims - current	$46,686	$44,466
Accrued insurance claims - non-current	49,836	49,447
Accrued insurance claims	$96,522	$93,913

Insurance recoveries/receivables:
Non-current (included in Other assets)	3,343	4,760
Insurance recoveries/receivables	$3,343	$4,760

The liability for total accrued insurance claims included incurred but not reported losses of approximately $47.9 million and $47.2 million as of January 25, 2025 and January 27, 2024, respectively.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	January 25, 2025		January 27, 2024
Contract revenues	$4,702.0	100.0%	$4,175.6	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	3,769.9	80.2	3,361.8	80.5
General and administrative	393.0	8.4	327.7	7.8
Depreciation and amortization	198.6	4.2	163.1	3.9
Total	4,361.5	92.8	3,852.6	92.3
Interest expense, net	(61.0)	(1.3)	(52.6)	(1.3)
Loss on debt extinguishment	(1.0)	—	—	—
Other income, net	29.2	0.6	21.6	0.5
Income before income taxes	307.8	6.5	292.0	7.0
Provision for income taxes	74.4	1.6	73.1	1.8
Net income	$233.4	5.0%	$218.9	5.2%

Contract Revenues. Contract revenues were $4.702 billion during fiscal 2025 compared to $4.176 billion during fiscal 2024. Contract revenues from acquired businesses were $379.7 million during fiscal 2025 and $102.7 million during fiscal 2024. Acquired revenues represent contract revenues from acquired businesses that were not owned for the full period in both the current and comparable prior periods.

Excluding amounts generated by the acquired businesses, contract revenues increased by $249.4 million during fiscal 2025 compared to fiscal 2024. Contract revenues increased by $163.5 million for a large telecommunications customer improving its network, by $118.8 million for another customer deploying fiber, by $114.8 million for a telecommunication customer primarily for fiber deployments, and $56.8 million for another telecommunications customer. Contracts revenue decreased by $86.7 million and $80.2 million for two large telecommunication customers, and by $63.9 million for a rural telecommunications customer. All other customers had net increases in contract revenues of $26.3 million on a combined basis during fiscal 2025 compared to fiscal 2024.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 90.4%, 6.7%, and 2.9%, respectively, for fiscal 2025 compared to 89.6%, 7.1%, and 3.3%, respectively, for fiscal 2024.

Costs of Earned Revenues. Costs of earned revenues increased to $3.770 billion, or 80.2% of contract revenues, during fiscal 2025 compared to $3.362 billion, or 80.5% of contract revenues, during fiscal 2024. The primary component of the increase was a $403.0 million aggregate increase in direct labor and subcontractor costs. The increase was further due to a $21.0 million increase in other direct costs and a $1.4 million increase in equipment maintenance and fuel costs combined, partially offset by a $17.3 million decrease in direct materials.

Costs of earned revenues as a percentage of contract revenues decreased 0.3% during fiscal 2025 compared to fiscal 2024. As a percentage of contract revenues, direct materials decreased 1.1% primarily as a result of our mix of work in which we provide materials for our customers and other direct costs decreased 0.2% as a percentage of contract revenues during fiscal 2025. Equipment maintenance and fuel costs combined decreased 0.4% as a percentage of contract revenues. Labor and subcontracted labor costs increased 1.4% primarily due to the mix of work performed.

General and Administrative Expenses. General and administrative expenses increased to $393.0 million, or 8.4% of contract revenues, during fiscal 2025 compared to $327.7 million, or 7.8% of contract revenues, during fiscal 2024. The increase in total general and administrative expenses primarily resulted from increased administrative, payroll, performance based compensation, $11.4 million incremental stock based compensation expense resulting from the CEO transition, acquisition costs, $4.2 million acquisition integration costs and other costs, including incremental general administrative expenses from acquired businesses. See Note 19, Stock-Based Awards, for additional information regarding the CEO transition.

Depreciation and Amortization. Depreciation expense was $167.2 million, or 3.6% of contract revenues, during fiscal 2025, compared to $143.3 million, or 3.4% of contract revenues, during fiscal 2024. The increase in depreciation expense during fiscal 2025 was primarily due to higher capital expenditures to support our growth in operations, normal replacement cycle of fleet assets, and depreciation from acquired businesses. Amortization expense was $31.4 million and $19.8 million during fiscal 2025 and fiscal 2024, respectively. The increase in amortization expense during fiscal 2025 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net increased to $61.0 million during fiscal 2025 from $52.6 million during fiscal 2024 as a result of higher outstanding borrowings during the current period and lower interest income on invested cash balances.

Loss on Debt Extinguishment. Loss on debt extinguishment during fiscal 2025 of $1.0 million includes the write-off of deferred debt issuance costs in connection with the Credit Agreement amendment. See “Liquidity and Capital Resources - Compliance with Credit Agreement” for more information.

Other Income, Net. Other income, net was $29.2 million and $21.6 million during fiscal 2025 and fiscal 2024, respectively. The change in other income, net was primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $36.5 million and $28.3 million during fiscal 2025 and fiscal 2024, respectively. Other income, net also includes expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2025 and fiscal 2024 (dollars in millions):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024
Income tax provision	$74.4	$73.1
Effective income tax rate	24.2%	25.0%

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits.

Net Income. Net income was $233.4 million for fiscal 2025 compared to $218.9 million for fiscal 2024.

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

	Fiscal Year Ended
	January 25, 2025	January 27, 2024
Net income	$233,413	$218,923
Interest expense, net	60,994	52,603
Provision for income taxes	74,377	73,076
Depreciation and amortization	198,571	163,092
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	567,355	507,694
Gain on sale of fixed assets	(36,461)	(28,348)
Stock-based compensation expense	40,320	25,457
Acquisition integration costs	4,163	—
Loss on debt extinguishment	965	—
Non-GAAP Adjusted EBITDA (1)	$576,342	$504,803

Non-GAAP Adjusted EBITDA % of contract revenues (1)	12.3%	12.1%
(1) The impacts of a change order and the closeout of several projects increased contract revenues by $26.5 million and contributed $23.6 million to Adjusted EBITDA for the fiscal year ended January 27, 2024.

A discussion of our financial results for fiscal 2024 compared to our financial results for fiscal 2023 can be found in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended January 27, 2024, filed on March 1, 2024.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $92.7 million as of January 25, 2025, compared to $101.1 million as of January 27, 2024. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,117.5 million as of January 25, 2025 compared to $1,061.2 million as of January 27, 2024.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our Credit Agreement (as defined below), and cash on hand. We expect capital expenditures, net of disposals, to range from $220.0 million to $230.0 million during fiscal 2026 to support growth opportunities and the replacement of certain fleet assets.

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

Net Cash Flows. The following table presents our net cash flows for fiscal 2025 and fiscal 2024 (dollars in millions):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024
Net cash flows:
Provided by operating activities	$349.1	$259.0
Used in investing activities	$(395.2)	$(306.2)
Provided by (used in) financing activities	$37.7	$(75.9)

Cash Provided by Operating Activities. During fiscal 2025, net cash provided by operating activities was $349.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $114.6 million of operating cash flow during fiscal 2025. Working capital changes that used operating cash flow during fiscal 2025 included an increase in accounts receivable, net of $117.8 million, a decrease in accrued liabilities of $21.0 million, an increase in other assets of $21.0 million, and a decrease in accounts payable of $16.8 million. Working capital changes that provided operating cash flow during fiscal 2025 included an increase in contract liabilities, net of $31.2 million, an increase in income tax payable of $26.5 million, and a decrease in other current assets and inventory of $4.3 million.

The primary non-cash items in cash flows from operating activities during the current and prior periods are depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets, provision for bad debt and loss on debt extinguishment.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for credit losses, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Long-term contract assets are excluded from the calculation of DSO, as these amounts represent payments made to customers pursuant to long-term agreements and are recognized as a reduction of contract revenues over the period for which the related services are provided to the customers. Including these balances in DSO is not meaningful to the average time to collect accounts receivable and current contract asset balances. Our DSO was 114 days and 120 days as of January 25, 2025 and January 27, 2024, respectively.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of January 25, 2025 and January 27, 2024 and Note 20, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets (liabilities), net as of January 25, 2025 or January 27, 2024.

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

Cash Used in Investing Activities. Net cash used in investing activities was $395.2 million during fiscal 2025. Capital expenditures of $250.5 million were for the replacement of certain fleet assets and new work opportunities and cash paid for acquisitions was $183.9 million. Proceeds from sale of assets were $39.1 million.

Net cash used in investing activities was $306.2 million during fiscal 2024. Capital expenditures of $218.5 million were for the replacement of certain fleet assets and new work opportunities. Additionally, we acquired the assets of a telecommunications contraction company for $122.9 million. Proceeds from sale of assets were $35.2 million.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $37.7 million during fiscal 2025. During fiscal 2025, borrowings under our credit agreement were $987.4 million. We used approximately $852.4 million to repay borrowings under our Credit Agreement. We repurchased 410,000 shares of our common stock in open market transactions, at an average price of $160.10 per share, for $65.6 million, during fiscal 2025. Average price paid per share excludes 1% excise tax on share repurchases. We also paid $17.0 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during fiscal 2025. In addition, we paid $8.0 million, net, to tax authorities for payroll tax withholding obligations on the exercise of stock options. We paid approximately $6.7 million in issuance costs and third party fees and expenses related to our financing transactions.

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

Borrowings - Term SOFR Loans	1.375% - 2.00% plus Term SOFR
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.375% - 2.00%
Commercial Letters of Credit	0.6875% - 1.000%
(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and if such rate is less than zero, such rate shall be deemed zero.

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both January 25, 2025 and January 27, 2024.

The weighted average interest rates and fees for balances under our Credit Agreement as of January 25, 2025 and January 27, 2024 were as follows:

	Weighted Average Rate End of Period
	January 25, 2025	January 27, 2024
Borrowings - Term loan facility	6.02%	7.06%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.63%	1.63%
Unused Revolver Commitment	0.30%	0.30%
(1) There were no outstanding borrowings under our revolving facility as of January 27, 2024 and January 25, 2025.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 25, 2025 and January 27, 2024, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $602.5 million, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 25, 2025 (dollars in thousands):

	Due in Fiscal 2026	Due Thereafter	Total
2029 Notes	$—	$500,000	$500,000
Credit agreement – term loan facility	10,000	440,000	450,000
Fixed interest payments on long-term debt(1)	22,500	78,750	101,250
Obligations under long-term operating leases(2)	36,120	96,773	132,893
Obligations under short-term operating leases(3)	944	—	944
Employment agreements	28,052	5,593	33,645
Purchase and other contractual obligations(4)	107,343	20,538	127,881
Total	$204,959	$1,141,654	$1,346,613

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of January 25, 2025 consisted of $450.0 million outstanding under our term loan facility.

(2) Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $1.2 million as of January 25, 2025.

(3) Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of January 25, 2025.

(4) We have committed capital for the expansion of our vehicle fleet in order to accommodate manufacturer lead times. As of January 25, 2025, purchase and other contractual obligations includes approximately $83.0 million for issued orders with delivery dates scheduled to occur over the next 12 months.

Our consolidated balance sheet as of January 25, 2025 includes a long-term liability of approximately $49.8 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $21.6 million and $17.6 million, as of January 25, 2025 and January 27, 2024, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 25, 2025 and January 27, 2024 we had $413.5 million and $409.6 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $201.4 million as of January 25, 2025. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 25, 2025 and January 27, 2024, we had $31.0 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of both January 25, 2025 and January 27, 2024.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.760 billion and $6.917 billion at January 25, 2025 and January 27, 2024, respectively. We expect to complete 59.8% of the January 25, 2025 total backlog during the next 12 months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding 12 month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed under a contract. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Many of our contracts may be cancelled by our customers, or work previously awarded to us pursuant to these contracts may be cancelled, regardless of whether or not we are in default. The amount of backlog related to uncompleted projects in which a provision for estimated losses was recorded is not material.

Legal Proceedings

Refer to Note 22, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K.

Recently Issued Accounting Pronouncements

Refer to Note 3, Accounting Standards, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10‑K for a discussion of recent accounting standards and pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in interest rates on our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and interest expense on our variable-rate debt. At January 25, 2025, 53% of our debt, on a gross basis, incurred interest at a fixed-rate and the remaining 47% of the debt incurred interest at a variable-rate.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $94.65 and $92.49 as of January 25, 2025 and January 27, 2024, respectively (dollars in thousands):

	January 25, 2025	January 27, 2024
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(3,903)	(4,820)
Net carrying amount of 2029 Notes	$496,097	$495,180

	January 25, 2025	January 27, 2024
Fair value of principal amount of 2029 Notes	$473,250	$462,450
Less: Debt issuance costs	(3,903)	(4,820)
Fair value of 2029 Notes	$469,347	$457,630

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $9.3 million, calculated on a discounted cash flow basis as of January 25, 2025.

Our Credit Agreement provides borrowings at a variable rate of interest. On January 25, 2025, we had variable rate debt outstanding of $450.0 million under our term loan facility. Interest related to these borrowings fluctuates based on Term SOFR or the Base rate, each, as defined in the Credit Agreement and as described above. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $2.3 million annually.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 25, 2025	January 27, 2024
ASSETS
Current assets:
Cash and equivalents	$92,670	$101,086
Accounts receivable, net (Note 6)	1,373,738	1,243,256
Contract assets	63,375	52,211
Inventories	127,255	108,565
Income tax receivable	2,963	2,665
Other current assets	34,629	42,253
Total current assets	1,694,630	1,550,036

Property and equipment, net	541,921	444,909
Operating lease right-of-use assets	112,151	76,348
Goodwill	330,330	311,991
Intangible assets, net	219,746	108,954
Other assets	46,589	24,647
Total assets	$2,945,367	$2,516,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$223,490	$222,121
Current portion of debt	10,000	17,500
Contract liabilities	73,548	39,122
Accrued insurance claims	46,686	44,466
Operating lease liabilities	35,823	32,015
Income taxes payable	30,636	3,861
Other accrued liabilities	166,970	147,219
Total current liabilities	587,153	506,304
Long-term debt	933,212	791,415
Accrued insurance claims - non-current	49,836	49,447
Operating lease liabilities - non-current	76,928	44,110
Deferred tax liabilities, net - non-current	32,172	49,562
Other liabilities	26,969	21,391
Total liabilities	1,706,270	1,462,229
COMMITMENTS AND CONTINGENCIES (Note 22)
Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 28,978,949 and 29,091,278 issued and outstanding, respectively	9,659	9,697
Additional paid-in capital	8,991	6,217
Accumulated other comprehensive loss	—	(1,547)
Retained earnings	1,220,447	1,040,289
Total stockholders’ equity	1,239,097	1,054,656
Total liabilities and stockholders’ equity	$2,945,367	$2,516,885
See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023

Contract revenues	$4,702,014	$4,175,574	$3,808,462

Costs of earned revenues, excluding depreciation and amortization	3,769,877	3,361,815	3,160,264
General and administrative	393,030	327,674	293,478
Depreciation and amortization	198,571	163,092	144,181
Total	4,361,478	3,852,581	3,597,923

Interest expense, net	(60,994)	(52,603)	(40,618)
Loss on debt extinguishment	(965)	—	—
Other income, net	29,213	21,609	10,201
Income before income taxes	307,790	291,999	180,122

Provision for income taxes	74,377	73,076	37,909

Net income	$233,413	$218,923	$142,213

Earnings per common share:
Basic earnings per common share	$8.02	$7.46	$4.81

Diluted earnings per common share	$7.92	$7.37	$4.74

Shares used in computing earnings per common share:
Basic	29,112,573	29,333,054	29,549,990

Diluted	29,481,791	29,698,926	29,996,591

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Net income	$233,413	$218,923	$142,213
Foreign currency translation gains (losses), net of tax	—	224	(2)
Disposal of foreign entity	1,547	—	—
Comprehensive income	$234,960	$219,147	$142,211

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 29, 2022	29,612,867	$9,871	$2,028	$(1,769)	$748,414	$758,544
Stock options exercised	119,430	40	4,517	—	—	4,557
Stock-based compensation	1,824	1	17,926	—	—	17,927
Issuance of restricted stock, net of tax withholdings	129,930	43	(3,449)	—	(2,346)	(5,752)
Repurchase of common stock	(514,030)	(172)	(15,368)	—	(33,192)	(48,732)
Other comprehensive loss	—	—	—	(2)	—	(2)
Net income	—	—	—	—	142,213	142,213
Balances as of January 28, 2023	29,350,021	9,783	5,654	(1,771)	855,089	868,755
Stock options exercised	19,736	7	1,142	—	—	1,149
Stock-based compensation	1,759	1	25,456	—	—	25,457
Issuance of restricted stock, net of tax withholdings	204,762	68	(6,072)	—	(3,899)	(9,903)
Repurchase of common stock, including applicable excise tax	(485,000)	(162)	(19,963)	—	(29,824)	(49,949)
Other comprehensive income	—	—	—	224	—	224
Net income	—	—	—	—	218,923	218,923
Balances as of January 27, 2024	29,091,278	9,697	6,217	(1,547)	1,040,289	1,054,656
Stock options exercised	74,669	25	(7,984)	—	—	(7,959)
Stock-based compensation	1,075	—	40,320	—	—	40,320
Issuance of restricted stock, net of tax withholdings	221,927	74	(6,815)	—	(10,303)	(17,044)
Repurchase of common stock, including applicable excise tax	(410,000)	(137)	(22,747)	—	(42,952)	(65,836)
Disposal of foreign entity	—	—	—	1,547	—	1,547
Net income	—	—	—	—	233,413	233,413
Balances as of January 25, 2025	28,978,949	$9,659	$8,991	$—	$1,220,447	$1,239,097

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Cash flows from operating activities:
Net income	$233,413	$218,923	$142,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,571	163,092	144,181
Non-cash lease expense	41,030	35,181	32,069
Deferred income tax (benefit) provision	(17,390)	(10,643)	4,532
Stock-based compensation	40,320	25,457	17,927
(Recovery of) provision for bad debt, net	(1,184)	274	2,600
Gain on sale of fixed assets	(36,461)	(28,348)	(16,759)
Loss on debt extinguishment	965	—	—
Amortization of debt issuance costs and other	4,431	2,984	2,835
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(117,766)	(142,383)	(173,714)
Contract assets/liabilities, net	31,191	23,034	(18,394)
Other current assets and inventories	4,284	3,085	(41,270)
Other assets	(20,956)	408	5,666
Income taxes receivable/payable	26,476	(14,205)	23,463
Accounts payable	(16,810)	6,989	49,396
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(21,018)	(24,872)	(9,956)
Net cash provided by operating activities	349,096	258,976	164,789
Cash flows from investing activities:
Capital expenditures	(250,457)	(218,492)	(200,955)
Proceeds from sale of assets	39,135	35,231	17,372
Cash paid for acquisitions, net of cash acquired	(183,876)	(122,902)	(350)
Net cash used in investing activities	(395,198)	(306,163)	(183,933)
Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	987,375	763,000	—
Principal payments on senior credit agreement, including term loans	(852,375)	(780,500)	(17,500)
Debt issuance costs	(6,671)	—	—
Repurchase of common stock	(65,640)	(49,659)	(48,732)
Exercise of stock options	(7,959)	1,149	4,557
Restricted stock tax withholdings	(17,044)	(9,903)	(5,752)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Net cash provided by (used in) financing activities	37,686	(75,913)	(67,427)
Net decrease in cash, cash equivalents and restricted cash	(8,416)	(123,100)	(86,571)
Cash, cash equivalents and restricted cash at beginning of period (Note 8)	102,890	225,990	312,561
Cash, cash equivalents and restricted cash at end of period (Note 8)	$94,474	$102,890	$225,990
Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$57,924	$50,679	$37,928
Cash paid for taxes, net	$61,542	$96,616	$6,915
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$16,059	$7,338	$8,256

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Dycom Industries, Inc. (“Dycom,” the “Company,” “we,” “our,” or “us”) is a leading provider of specialty contracting services throughout the United States. These services include program management, planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, Dycom provides underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. Dycom supplies the labor, tools, and equipment necessary to provide these services to its customers.

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2025, fiscal 2024, and fiscal 2023 each consisted of 52 weeks of operations. The next 53 week fiscal period will occur next fiscal year, which is the fiscal year ending January 31, 2026.

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

Segment Information. The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), whose results are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. See Note 21, Segment Reporting, for additional information.

2. Significant Accounting Policies and Estimates

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. These key estimates include: the recognition of revenue under the cost-to-cost method of progress, accrued insurance claims, the allowance for credit losses, accruals for contingencies, stock-based compensation expense for performance-based stock awards, the fair value of reporting units for the goodwill impairment analysis, the assessment of impairment of intangibles and other long-lived assets, the purchase price allocations of businesses acquired, and income taxes. These estimates are based on our historical experience and management’s understanding of current facts and circumstances. At the time they are made, we believe that such estimates are fair when considered in conjunction with the Company’s consolidated financial position and results of operations taken as a whole. However, actual results could differ materially from those estimates.

Revenue Recognition. We perform a significant amount of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks including, for example, the placement of underground or aerial fiber, directional boring, and fiber splicing, each based on a specific unit of measure. A contractual agreement exists when each party involved approves and commits to the agreement, the rights of the parties and payment terms are identified, the agreement has commercial substance, and collectability of consideration is probable. Our services are performed for the sole benefit of our customers, whereby the assets being created or maintained are controlled by the customer and the services we perform do not have alternative benefits for us. Contract revenue is recognized over time as services are performed and customers simultaneously receive and consume the benefits we provide. Output measures, such as units, delivered are utilized to assess progress against specific contractual performance obligations for the majority of our services. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. For us, the output method using units delivered best represents the measure of progress against the performance obligations incorporated within the contractual agreements. This method captures the amount of units delivered pursuant to contracts and is used only when our performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For a portion of contract items, units to be completed consist of multiple tasks. For these items, the transaction price is allocated to each task based on relative standalone measurements, such as selling prices for similar tasks, or in the alternative, the cost to perform the tasks. Contract revenue is recognized as the tasks are completed as a measurement of progress in the satisfaction of the corresponding performance obligation.

For certain contracts, representing less than 5% of contract revenues during fiscal 2025, fiscal 2024, and fiscal 2023, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than 12 months and for which payment is received in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

There were no material amounts of unapproved change orders or claims recognized during fiscal 2025, fiscal 2024, and fiscal 2023.

Accounts Receivable, net. We grant credit to our customers, generally without collateral, under normal payment terms (typically 30 to 90 days after invoicing). Generally, invoicing occurs within 45 days after the related services are performed. Accounts receivable represents an unconditional right to consideration arising from our performance under contracts with customers. Accounts receivable include billed accounts receivable, unbilled accounts receivable, and retainage. The carrying value of such receivables, net of the allowance for credit losses, represents their estimated realizable value. Unbilled accounts receivable represent amounts we have an unconditional right to receive payment for that will be billed at a later date due to administrative requirements in the billing processes specified by our customers. Certain of our contracts contain retainage provisions whereby a portion of the revenue earned is withheld from payment as a form of security until contractual provisions are satisfied. The collectability of retainage is included in our overall assessment of the collectability of accounts receivable. We expect to collect the outstanding balance of current accounts receivable, net (including trade accounts receivable, unbilled accounts receivable, and retainage) within the next 12 months. We estimate our allowance for credit losses by evaluating specific accounts receivable balances based on historical collection trends, the age of outstanding receivables, and the credit worthiness of our customers.

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

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 25, 2025 and January 27, 2024, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue and contract completion.

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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 9, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $14.3 million and $12.4 million as of January 25, 2025 and January 27, 2024, respectively.

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

Implementation Costs – Cloud Computing Arrangements. In accordance with ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Internal-Use Software, to the extent costs incurred in a cloud computing arrangement are capitalizable, the corresponding costs are recorded in other assets and the related amortization is included in general and administrative expense in the consolidated statements of operations. The amount of capitalized cloud computing implementation costs included in other non-current assets was $29.8 million and $7.2 million as of January 25, 2025 and January 27, 2024 , respectively. The amortization of capitalized implementation costs related to cloud computing arrangements was not material during fiscal 2025, fiscal 2024, or fiscal 2023.

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

We believe our provision for income taxes is adequate; however, any assessment would affect our results of operations and cash flows. With few exceptions, we are no longer subject to U.S. federal, state and local, or Canadian income tax examinations for fiscal years ended 2018 and prior.

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

Fair Value of Financial Instruments. Our financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of our long-term debt, which is based on observable market-based inputs (Level 2). See Note 14, Debt, for further information regarding the fair value of such financial instruments. Our cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 25, 2025 and January 27, 2024. During fiscal 2025, fiscal 2024, and fiscal 2023 we had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose significant segment expenses, on an annual and interim basis, that are regularly provided to the chief operating decision maker, and an amount for other segment items by reportable segment, with a description of its composition. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A retrospective approach is required to be applied to all prior periods presented in the financial statements. We adopted the provisions of ASU 2023-07 in the fourth quarter of fiscal 2025, which resulted in additional disclosures in the notes to our consolidated financial statements. See Note 21, Segment Reporting. The adoption of the provisions of ASU 2023-07 did not impact our financial position or results of operations.

Accounting Standards Not Yet Adopted

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

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. In January 2025, the FASB issued ASU 2025-01, Income Statements (Subtopic 220-40): Clarifying the Effective Date. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Net income available to common stockholders (numerator)	$233,413	$218,923	$142,213

Weighted-average number of common shares (denominator)	29,112,573	29,333,054	29,549,990

Basic earnings per common share	$8.02	$7.46	$4.81

Weighted-average number of common shares	29,112,573	29,333,054	29,549,990
Potential shares of common stock arising from stock options and unvested restricted share units	369,218	365,872	446,601
Total shares-diluted (denominator)	29,481,791	29,698,926	29,996,591

Diluted earnings per common share	$7.92	$7.37	$4.74

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	168,099	167,914	98,530

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

Purchase Price Allocations

The purchase price allocations of the three companies acquired in fiscal 2025 are preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the respective dates of acquisition.

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed for each of the acquisitions described above as of the respective acquisition dates (dollars in millions):

	Third quarter of fiscal 2024	First quarter of fiscal 2025	Second quarter of fiscal 2025	Third quarter of fiscal 2025
Assets
Cash and equivalents	$8.3	$3.2	$4.1	$—
Accounts receivable	45.8	2.2	3.6	13.5
Inventories	—	—	—	14.8
Other current assets	0.3	—	0.2	—
Property and equipment	9.9	2.4	5.9	—
Goodwill	39.2	3.2	5.4	10.0
Intangible assets	42.2	5.4	6.6	130.2
Other assets	0.8	—	0.7	3.3
Total assets	146.5	16.4	26.5	171.8

Liabilities
Accounts payable	8.3	0.1	0.9	11.6
Other accrued liabilities	2.6	0.3	0.6	6.9
Income taxes payable	4.4	—	—	—
Other liabilities	—	—	0.5	2.6
Total liabilities	15.3	0.4	2.0	21.1

Net Assets Acquired	$131.2	$16.0	$24.5	$150.7

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $18.6 million and $39.2 million for the 2025 acquisitions and 2024 acquisition, respectively. Goodwill and intangible assets total $160.8 million and $81.4 million for the 2025 acquisitions and 2024 acquisition, respectively, and are deductible for tax purposes. Accounts receivable and current liabilities were either stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities or were stated at their fair values based on an evaluation of the current market value of such assets and liabilities. The estimate of fair value for inventories and fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its estimate of fair value which consisted of the following (dollars in millions):

	Estimated Useful Life (in years)	Intangible Assets Acquired in fiscal 2024	Intangible Assets Acquired in fiscal 2025
Customer relationships	12.0	$26.8	$114.3
Backlog intangibles (third quarter fiscal 2024 acquisition)	3.0	11.6	—
Backlog intangibles (first and second quarter fiscal 2025 acquisitions)	0.8	—	0.5
Backlog intangibles (third quarter fiscal 2025 acquisition)	2.0	—	26.3
Trade names	10.0	3.8	1.1
Total intangible assets acquired		$42.2	$142.2

The valuation of intangible assets was determined using the income approach methodology. More specifically, the fair values of the customer relationships and the backlog intangibles were estimated using the multi-period excess earnings method, while the trade name was estimated using the relief-from-royalty method. Significant judgments and assumptions used in estimating management’s cash flow projections included projected revenue growth rates, profit margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate.

Results of the business acquired are included in the condensed consolidated financial statements from the date of acquisition. The results from the businesses acquired were not considered material to the Company’s condensed consolidated financial statements.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities. See Note 2, Significant Accounting Policies and Estimates, for further information on our policies related to these balance sheet accounts, as well as our revenue recognition policies.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	January 25, 2025	January 27, 2024
Trade accounts receivable	$538,475	$462,034
Unbilled accounts receivable	801,423	734,442
Retainage	34,934	49,556
Total	1,374,832	1,246,032
Less: allowance for credit losses	(1,094)	(2,776)
Accounts receivable, net	$1,373,738	$1,243,256

We maintain an allowance for estimated losses on uncollected balances. The allowance for credit losses changed as follows (dollars in thousands):

	January 25, 2025	January 27, 2024
Allowance for credit losses at beginning of period	$2,776	$3,246
(Recovery of) provision for bad debt	(1,184)	274
Amounts charged against the allowance	(498)	(744)
Allowance for credit losses at end of period	$1,094	$2,776

Contract Assets and Contract Liabilities

Net contract (liabilities) assets consisted of the following (dollars in thousands):

	January 25, 2025	January 27, 2024
Contract assets	$63,375	$52,211
Contract liabilities	73,548	39,122
Contract (liabilities) assets, net	$(10,173)	$13,089

The change in contract assets (liabilities), net, in fiscal 2025 from fiscal 2024 primarily resulted from increased billings, net of payments made, under contracts consisting of multiple tasks and the addition of balances from acquired companies. During fiscal 2025, we performed services and recognized $18.5 million of contract revenues related to contract liabilities that existed at January 27, 2024. See Note 7, Other Current Assets and Other Assets, for information on our long-term contract assets.

Customer Credit Concentration

We have two customers whose combined amounts of accounts receivable and contract assets (liabilities), net exceeded 10% of total combined accounts receivable and contract assets (liabilities), net. The combined amounts of accounts receivable and contract assets (liabilities), net, for Lumen Technologies were $287.1 million, or 21.1%, and $345.0 million, or 27.4%, as of January 25, 2025 and January 27, 2024, respectively, and Charter Communications were $158.9 million or 11.7%, and $108.2 million, or 8.6%, as of January 25, 2025 and January 27, 2024, respectively, of the total combined accounts receivable and contract assets (liabilities), net. No other customer had combined amounts of accounts receivable and contract assets (liabilities), net, which exceeded 10% of total combined accounts receivable and contract assets (liabilities), net as of January 25, 2025 or January 27, 2024. We believe that none of the customers above were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets (liabilities), net, as of January 25, 2025 or January 27, 2024.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 25, 2025	January 27, 2024
Prepaid expenses	$20,688	$20,095
Deposits and other current assets	11,332	20,218
Restricted cash	1,372	1,372
Receivables on equipment sales	1,237	568
Other current assets	$34,629	$42,253

Other assets consisted of the following (dollars in thousands):

	January 25, 2025	January 27, 2024
Deferred financing costs	$4,945	$2,544
Insurance recoveries/receivables for accrued insurance claims	3,343	4,760
Restricted cash	432	432
Long-term contract assets	—	2,610
Other non-current assets	37,869	14,301
Other assets	$46,589	$24,647

Included in other non-current assets is $29.8 million and $7.2 million as of January 25, 2025 and January 27, 2024, respectively, of capitalized implementation costs associated with cloud computing arrangements that are service contracts. The amortization of these costs are included in general and administrative expense. See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the consolidated statement of cash flows consisted of the following (dollars in thousands):

	January 25, 2025	January 27, 2024
Cash and equivalents	$92,670	$101,086
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	432	432
Cash, cash equivalents and restricted cash	$94,474	$102,890

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 25, 2025	January 27, 2024
Land	—	$8,419	$8,419
Buildings	10-35	19,851	10,399
Leasehold improvements	1-10	27,685	19,188
Vehicles	1-5	932,209	873,944
Equipment and machinery	1-10	448,368	414,067
Computer hardware and software	1-7	136,190	138,937
Office furniture and equipment	1-10	12,285	11,927
Total		1,585,007	1,476,881
Less: accumulated depreciation		(1,043,086)	(1,031,972)
Property and equipment, net		$541,921	$444,909

Depreciation expense and repairs and maintenance expense were as follows (dollars in thousands):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Depreciation expense	$167,203	$143,280	$128,840
Repairs and maintenance expense	$72,545	$68,006	$62,724

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $330.3 million and $312.0 million as of January 25, 2025 and January 27, 2024, respectively. Changes in the carrying amount of goodwill during fiscal 2024 and 2025 were as follows (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 28, 2023	$521,576	$(249,031)	$272,545
Goodwill from fiscal 2024 acquisition	39,446	—	39,446
Balance as of January 27, 2024	561,022	(249,031)	311,991
Goodwill adjustment from fiscal 2024 acquisition	(244)	—	(244)
Goodwill from fiscal 2025 acquisition	18,583	—	18,583
Balance as of January 25, 2025	$579,361	$(249,031)	$330,330

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

We performed our annual impairment assessment for fiscal 2025, fiscal 2024, and fiscal 2023, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. For the Company’s indefinite-lived intangible asset we performed a qualitative assessment for fiscal 2025 and 2024 and a quantitative analysis for fiscal 2023. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2025, fiscal 2024, and fiscal 2023:

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Terminal Growth Rate	2% - 3%	2.5%	2% - 3%
Discount Rate	10.5%	10.5%	11.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate for fiscal 2025 is consistent with the rate used in fiscal 2024. While the cost of debt decreased, there was a decrease in the market participant debt-to-capital ratios which resulted in the same weighted average cost of capital as prior year. The decrease in the discount rate for fiscal 2024 from fiscal 2023 was largely due to lower cost of equity capital and an increase in the market participant debt-to-capital ratios which results in more allocation to the cost of debt, which is lower than the cost of equity. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units were in excess of their carrying values in the fiscal 2025 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2025 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2025 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2025 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 25, 2025, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	January 25, 2025				January 27, 2024
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	9.7	$452,417	$270,210	$182,207	$338,117	$245,512	$92,605
Trade names, finite	8.3	14,080	9,293	4,787	13,050	8,723	4,327
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Contract backlog	1.5	37,900	9,890	28,010	11,600	4,335	7,265
Non-compete agreement	2.8	75	33	42	75	18	57
		$509,172	$289,426	$219,746	$367,542	$258,588	$108,954

Amortization of our customer relationship intangibles and our backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $31.4 million, $19.8 million, and $15.3 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

As of January 25, 2025, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2026	$48,396
2027	38,500
2028	26,462
2029	19,269
2030	18,796
Thereafter	63,623
Total	$215,046

As of January 25, 2025, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

For workers’ compensation losses during fiscal 2025, 2024, and 2023, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2025 and 2024, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $10.0 million on a per-occurrence basis for losses between $5.0 million and $15.0 million, if any. Additionally, during fiscal 2024 we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

For automobile liability and general liability losses during fiscal 2023, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis with aggregate stop loss limits of $11.5 million within this layer of retention for the period of fiscal 2023. Additionally, we retained $5.0 million risk of loss on a per occurrence basis for losses between $5.0 million and $15.0 million, if any, and we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2025, we retain the risk of loss on an annual basis, up to the first $750,000 of claims per participant. In calendar years 2024 and 2023, we retained the risk of loss on an annual basis, up to the first $700,000 and $600,000, respectively, of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	January 25, 2025	January 27, 2024
Accrued insurance claims - current	$46,686	$44,466
Accrued insurance claims - non-current	49,836	49,447
Accrued insurance claims	$96,522	$93,913

Insurance recoveries/receivables:
Non-current (included in Other assets)	3,343	4,760
Insurance recoveries/receivables	$3,343	$4,760

The liability for total accrued insurance claims included incurred but not reported losses of approximately $47.9 million and $47.2 million as of January 25, 2025 and January 27, 2024, respectively.

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2025, total insurance recoveries/receivables decreased approximately $1.4 million primarily due to the settlement of claims that exceeded our loss retention. Accrued insurance claims decreased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 11 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the consolidated statement of operations for fiscal 2025 and fiscal 2024 (dollars in thousands):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024
Lease cost under long-term operating leases	$46,151	$38,497
Lease cost under short-term operating leases	17,119	23,048
Variable lease cost under short-term and long-term operating leases(1)	3,725	3,695
Total lease cost	$66,995	$65,240

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $112.8 million and $76.1 million as of January 25, 2025 and January 27, 2024, respectively. Supplemental balance sheet information related to these liabilities is as follows:

	January 25, 2025	January 27, 2024
Weighted average remaining lease term	4.6 years	2.8 years
Weighted average discount rate	5.8%	5.0%

Supplemental cash flow information related to our long-term operating lease liabilities as of January 25, 2025 and January 27, 2024 is as follows (dollars in thousands):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024
Cash paid for amounts included in the measurement of lease liabilities	$41,574	$36,677
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$76,833	$44,602

As of January 25, 2025, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
2026	$36,120
2027	30,836
2028	19,402
2029	13,071
2030	8,241
Thereafter	25,223
Total lease payments	132,893
Less: imputed interest	(20,142)
Total	$112,751

As of January 25, 2025, the Company had additional operating leases with total lease costs of $1.2 million that have not yet commenced. These leases will commence in fiscal 2026.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 25, 2025	January 27, 2024
Accrued payroll and related taxes	$35,543	$32,370
Accrued employee benefit and incentive plan costs	61,213	51,661
Accrued construction costs	36,078	30,712
Other current liabilities	34,136	32,476
Other accrued liabilities	$166,970	$147,219

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	January 25, 2025	January 27, 2024
Credit Agreement - Revolving facility (matures January 2029)	$—	$—
Credit Agreement - Term loan facility (matures January 2029)	447,115	313,735
4.50% senior notes, net (mature April 2029)	496,097	495,180
	943,212	808,915
Less: current portion	(10,000)	(17,500)
Long-term debt	$933,212	$791,415

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

The following table summarizes the net carrying value of the term loan (dollars in thousands):

	January 25, 2025	January 27, 2024
Principal amount of term loan	$450,000	$315,000
Less: Debt issuance costs	(2,885)	(1,265)
Net carrying amount of term loan	$447,115	$313,735

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

Borrowings - Term SOFR Loans	1.375%- 2.00% plus Term SOFR
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)
Unused Revolver Commitment	0.20% - 0.40%
Standby Letters of Credit	1.375% - 2.00%
Commercial Letters of Credit	0.6875% -1.00%

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

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both January 25, 2025 and January 27, 2024.

The weighted average interest rates and fees for balances under our Credit Agreement as of January 25, 2025 and January 27, 2024 were as follows:

	Weighted Average Rate End of Period
	January 25, 2025	January 27, 2024
Borrowings - Term loan facility	6.02%	7.06%
Borrowings - Revolving facility(1)	—%	—%
Standby Letters of Credit	1.63%	1.63%
Unused Revolver Commitment	0.30%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of January 25, 2025 and January 27, 2024.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At January 25, 2025 and January 27, 2024, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $602.5 million, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes (dollars in thousands):

	January 25, 2025	January 27, 2024
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(3,903)	(4,820)
Net carrying amount of 2029 Notes	$496,097	$495,180

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $94.65 and $92.49 as of January 25, 2025 and January 27, 2024, respectively (dollars in thousands):

	January 25, 2025	January 27, 2024
Fair value of principal amount of 2029 Notes	$473,250	$462,450
Less: Debt issuance costs	(3,903)	(4,820)
Fair value of 2029 Notes	$469,347	$457,630

15. Income Taxes

The components of the provision for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Current:
Federal	$73,398	$65,540	$24,917
Foreign	—	13	—
State	18,369	18,166	8,460
	91,767	83,719	33,377
Deferred:
Federal	(15,411)	(10,000)	6,094
Foreign	—	—	—
State	(1,979)	(643)	(1,562)
	(17,390)	(10,643)	4,532
Provision for income taxes	$74,377	$73,076	$37,909

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

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Statutory rate applied to pre-tax income	$64,636	$61,320	$37,826
State taxes, net of federal tax benefit	12,021	13,466	5,325
Change in accruals for uncertain tax positions	3,797	2,331	3,833
Compensation limitation	9,890	2,788	3,959
Tax filings for prior periods	—	—	(2,505)
Tax credits	(6,558)	(4,453)	(5,056)
Federal benefit of vesting and exercise of share-based awards	(8,410)	(2,413)	(3,515)
Deferred tax remeasurements	—	—	371
Effect of rates other than statutory	511	241	(203)
Non-deductible and non-taxable items, net	1,446	1,090	215
Change in valuation allowance	—	(546)	(376)
Other items, net	(2,956)	(748)	(1,965)
Provision for income taxes	$74,377	$73,076	$37,909

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 25, 2025	January 27, 2024
Deferred tax assets:
Capitalized research expenditures (IRC Section 174)	$65,763	$38,689
Insurance and other reserves	22,251	25,865
Leases	28,088	19,380
Stock-based compensation	4,635	4,722
Allowance for credit losses accounts and reserves	5,970	3,203
Net operating loss carryforwards	114	238
Other	4,315	3,686
Total deferred tax assets	131,136	95,783
Valuation allowance	(77)	(79)
Deferred tax assets, net of valuation allowance	$131,059	$95,704
Deferred tax liabilities:
Property and equipment	$89,295	$86,105
Goodwill and intangibles	39,106	38,381
Leases	27,951	19,439
Capitalized costs	5,843	—
Other	1,036	1,341
Deferred tax liabilities	$163,231	$145,266

Net deferred tax liabilities	$32,172	$49,562

The valuation allowance above reduces the deferred tax asset balances to the amount that we have determined is more likely than not to be realized. The valuation allowance relates to immaterial tax attributes which are not more-likely-than-not to be realized prior to expiration, based on current objective evidence. Our tax attributes generally begin to expire in fiscal 2026.

Uncertain Tax Positions

As of January 25, 2025 and January 27, 2024, we had total unrecognized tax benefits of $21.6 million and $17.6 million, respectively, resulting from uncertain tax positions. Our effective tax rate will be reduced by $21.1 million during future periods if it is determined these unrecognized tax benefits are realizable. We had approximately $5.4 million and $3.7 million accrued for the payment of interest and penalties as of January 25, 2025 and January 27, 2024, respectively. Interest expense related to unrecognized tax benefits for the Company was $1.7 million during fiscal 2025 and was not material for fiscal 2024 and fiscal 2023.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Balance at beginning of year	$17,606	$15,771	$11,929
Additions based on tax positions related to the fiscal year	2,682	1,884	2,042
Additions based on tax positions related to prior years	1,369	587	2,957
Reductions based on tax positions related to prior years	(94)	(636)	—
Reductions related to the expiration of statutes of limitation	—	—	(1,157)
Balance at end of year	$21,563	$17,606	$15,771

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Gain on sale of fixed assets	$36,461	$28,348	$16,759
Miscellaneous expense, net	(7,248)	(6,739)	(6,558)
Other income, net	$29,213	$21,609	$10,201

We participate in a vendor payment program sponsored by one of our customers. Eligible accounts receivable from this customer are included in the program and payment is received pursuant to a non-recourse sale to a bank partner. This program effectively reduces the time to collect these receivables as compared to that customer’s standard payment terms. We incur a discount fee to the bank on the payments received that is included as an expense component in miscellaneous expense, net in the table above.
17. Employee Benefit Plans

We sponsor a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. Prior to January 1, 2023, we contributed 30% of the first 5% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. Effective January 1, 2023, we increased our contribution to 50% of the first 6% of base eligible compensation. Our contributions were $12.3 million, $10.9 million, and $5.3 million related to fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

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

	Company Contributions			Expiration Date of CBA
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Fund	2025	2024	2023
All Plans	$75	$68	$63	Various

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability pursuant to its interpretation of ERISA. The subsidiary disputed, among other things, the amount of the withdrawal liability demanded by the Plan and submitted this dispute to arbitration, as required by ERISA. During the third quarter of fiscal 2025, the Company and the Plan reached an agreement to fully resolve this matter and there was no material financial impact to the Company.

18. Capital Stock

Repurchases of Common Stock. The Company made the following repurchases during fiscal 2025, fiscal 2024, and fiscal 2023 (all shares repurchased have been canceled).

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share (1)
Fiscal 2025	410,000	$65,640	$160.10
Fiscal 2024	485,000	$49,659	$102.39
Fiscal 2023	514,030	$48,732	$94.80
(1) Average price paid per share excludes 1% excise tax on share repurchases.

On August 23, 2023, the Company announced that its Board of Directors authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During fiscal 2025 we repurchased 410,000 shares of common stock, at an average price of $160.10, for $65.6 million, including 200,000 shares of common stock, at an average price of $179.27, repurchased during the fourth quarter of fiscal 2025 for $35.9 million. During fiscal 2024, we repurchased 485,000 shares of our common stock, at an average price of $102.39, for $49.7 million. As of January 25, 2025, $55.0 million of the authorization remained available for repurchases.

On March 2, 2022, the Company announced that its Board of Directors had authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2023 in open market or private transactions. During fiscal 2023, we repurchased 514,030 shares of our common stock, at an average price of $94.80, for $48.7 million. See Note 23, Subsequent Events, for information regarding a new authorization by the Company’s Board of Directors in February 2025.

Restricted Stock Tax Withholdings. During fiscal 2025, fiscal 2024, and fiscal 2023, we withheld 117,465 shares, 103,910 shares, and 59,018 shares, respectively, totaling $17.0 million, $9.9 million, and $5.8 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. In addition, during fiscal 2025, we withheld 105,825 shares totaling $18.6 million to meet payroll tax withholding obligations arising from the exercise of stock options. No shares were withheld during fiscal 2024 and fiscal 2023 related to the exercise of stock options. All shares withheld have been canceled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During fiscal 2025, fiscal 2024, and fiscal 2023 $10.3 million, $3.9 million, and $2.3 million, respectively, was charged to retained earnings related to shares canceled during the fiscal year.

19. Stock-Based Awards

We have outstanding stock-based awards under our 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan. As of January 25, 2025, the total number of shares available for grant under the Plans was 738,536.

In June 2024, the Company announced its CEO succession plan and transition. In connection with this transition, the Company incurred approximately $11.4 million of incremental stock-based compensation modification expense through the former CEOs retirement date of November 30, 2024 related to previously issued equity awards.

Stock-based compensation expense and the related tax benefit recognized during fiscal 2025, fiscal 2024, and fiscal 2023 were as follows (dollars in thousands):

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Stock-based compensation	$40,320	$25,457	$17,927
Income tax effect of stock-based compensation	$9,718	$6,302	$4,433

In addition, we realized approximately $9.8 million, $2.9 million, and $4.2 million of net excess tax benefits during fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

As of January 25, 2025, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $1.3 million, $25.2 million, and $16.0 million, respectively. This expense will be recognized over a weighted-average number of years of 2.6, 2.7, and 1.3, respectively, based on the average remaining service periods for the awards. As of January 25, 2025, we may recognize an additional $12.7 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2025, fiscal 2024, and fiscal 2023, and the significant valuation assumptions:

	Fiscal Year Ended
	January 25, 2025	January 27, 2024	January 28, 2023
Weighted average fair value of RSUs granted	$154.13	$95.23	$96.81
Weighted average fair value of Performance RSUs granted	$141.28	$94.99	$97.49
Weighted average fair value of stock options granted	$109.52	$60.85	$61.18
Stock option assumptions:
Risk-free interest rate	4.2%	3.6%	2.4%
Expected life (in years)	7.9	8.0	8.9
Expected volatility	56.2%	57.2%	54.2%
Expected dividends	—	—	—

Stock Options

The following table summarizes stock option award activity during fiscal 2025:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 27, 2024	264,125	$70.18
Granted	27,680	$141.28
Options exercised	(180,494)	$58.91
Canceled	—	$—
Outstanding as of January 25, 2025	111,311	$106.13	7.9	$9,652

Exercisable options as of January 25, 2025	31,071	$94.71	7.3	$3,049

The total amount of exercisable options as of January 25, 2025 presented above reflects the approximate amount of options expected to vest. The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $192.84 on the last trading day of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2025. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $20.9 million, $0.8 million, and $8.5 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. We received cash from the exercise of stock options of $10.6 million, $1.1 million, and $4.6 million during fiscal 2025, fiscal 2024, and fiscal 2023, respectively. During fiscal 2025, we paid $18.6 million to tax authorities for payroll tax withholding obligations on the exercise of stock options.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2025:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 27, 2024	390,765	$74.89	431,190	$95.98
Granted	128,040	$154.13	170,526	$141.28
Share units vested	(199,657)	$56.71	(146,702)	$92.07
Forfeited or canceled	(18,322)	$112.66	(88,581)	$96.46
Outstanding as of January 25, 2025	300,826	$121.35	366,433	$118.51

The total number of granted Performance RSUs presented above consists of 117,938 target shares and 52,588 supplemental shares. During fiscal 2025, we added 712 supplemental shares and cancelled 66,685 supplemental shares of Performance RSUs, as a result of performance criteria for attaining those shares being partially met for the applicable performance periods. Approximately 109,415 supplemental shares outstanding as of January 25, 2025 will be canceled during the three months ending April 26, 2025 as a result of the fiscal 2025 performance period criteria being partially met. The total amount of Performance RSUs outstanding as of January 25, 2025 consists of 251,626 target shares and 114,807 supplemental shares.

The total fair value of restricted share units vested during fiscal 2025, fiscal 2024, and fiscal 2023 was $49.3 million, $29.6 million, and $18.4 million, respectively.

20. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated, with our top five customers accounting for approximately 55.4%, 57.7%, and 66.7%, of our total contract revenues during fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2025, fiscal 2024, or fiscal 2023, as well as total contract revenues from all other customers combined, were as follows:

	Fiscal Year Ended
	January 25, 2025		January 27, 2024		January 28, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$942.8	20.1%	$706.5	16.9%	$958.0	25.2%
Lumen Technologies	570.4	12.1%	650.6	15.6%	483.5	12.7%
Comcast Corporation	401.6	8.5%	448.6	10.7%	430.6	11.3%
Total other customers combined	2,787.2	59.3%	2,369.9	56.8%	1,936.4	50.8%
Total contract revenues	$4,702.0	100.0%	$4,175.6	100.0%	$3,808.5	100.0%

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets (liabilities).

Customer Type

Total contract revenues by customer type during fiscal 2025, fiscal 2024, and fiscal 2023, were as follows (dollars in millions):

	Fiscal Year Ended
	January 25, 2025		January 27, 2024		January 28, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$4,250.2	90.4%	$3,743.3	89.6%	$3,415.8	89.7%
Underground facility locating	314.7	6.7%	295.3	7.1%	274.9	7.2%
Electrical and gas utilities and other	137.1	2.9%	137.0	3.3%	117.8	3.1%
Total contract revenues	$4,702.0	100.0%	$4,175.6	100.0%	$3,808.5	100.0%

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

21. Segment Reporting

The Company operates in one reportable segment which derives revenues by providing specialty contracting services throughout the United States. These services include program management, planning engineering and design; aerial, underground and wireless construction; maintenance; and fulfillment services for telecommunications providers. Additionally, we provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance for electric and gas utilities.

The Company’s services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), whose results are regularly reviewed by the Company's Chief Executive Officer, the chief operating decision maker (CODM). All the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods.

This segment structure reflects the financial information and reports used by the Company's CODM to make decisions regarding the Company's business, including performance assessments and strategic and operational planning in compliance with ASC 280, Segment Reporting.

The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segments is income before income taxes. This measure is presented on the consolidated statement of operations. Significant segment expenses included in income before income taxes are cost of earned revenues, general and administrative expenses, depreciation and amortization, interest expense and other income (expense), which are presented on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

The CODM reviews contract revenues and income before income taxes compared to historical, forecasted and budgeted amounts to assess the performance of the Company’s operating segments and allocate resources.

22. Commitments and Contingencies

During the fourth quarter of fiscal 2016, one of the Company’s subsidiaries ceased operations. This subsidiary contributed to a multiemployer pension plan, the Pension, Hospitalization and Benefit Plan of the Electrical Industry - Pension Trust Fund (the “Plan”). In October 2016, the Plan demanded payment for a claimed withdrawal liability pursuant to its interpretation of ERISA. The subsidiary disputed, among other things, the amount of the withdrawal liability demanded by the Plan and submitted this dispute to arbitration, as required by ERISA. During the third quarter of fiscal 2025, the Company and the Plan reached an agreement to fully resolve this matter and there was no material financial impact to the Company.

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 25, 2025 and January 27, 2024, we had $413.5 million and $409.6 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program, we also provide surety bonds that collateralize our obligations to our insurance carriers. As of January 25, 2025 and January 27, 2024, we had $31.0 million and $20.4 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As of both January 25, 2025 and January 27, 2024, we had $47.5 million of outstanding standby letters of credit issued under our credit agreement.

23. Subsequent Events

On February 26, 2025 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 2026 in open market or private transactions. The new authorization replaces the remaining $55.0 million that was available under the prior authorization. As of February 28, 2025, the full $150.0 million of the new authorization was available for repurchases.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dycom Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries (the “Company”) as of January 25, 2025 and January 27, 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 25, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 25, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 25, 2025 and January 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 25, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 25, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition of Certain Assets of a Telecommunications Construction Contractor - Valuation of Customer Relationships

As described in Note 5 to the consolidated financial statements, during the third quarter of fiscal 2025, the Company acquired certain assets and assumed certain liabilities of a telecommunications construction contractor for $150.7 million, which resulted in the recognition of $130.2 million of intangible assets, a significant portion of which related to customer relationships. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Significant judgments and assumptions included projected revenue growth rates, profit margins, discount rate, and customer attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships acquired in the acquisition of certain assets of a telecommunications construction contractor is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, profit margins, discount rate, and customer attrition rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used by management in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, profit margins, discount rate, and customer attrition rates. Evaluating management’s assumptions related to projected revenue growth rates and profit margins involved considering (i) the telecommunications construction contractor’s historical performance; (ii) the consistency with economic and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the significant assumptions related to the discount rate and customer attrition rates.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 28, 2025

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting and financial disclosures within the meaning of Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 25, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 25, 2025, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 25, 2025.

The effectiveness of the Company’s internal control over financial reporting as of January 25, 2025 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 25, 2025.

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended January 25, 2025, our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted an insider trading policy related to the purchase, sale and other transactions in our securities entered into by our directors, officers, employees and related other persons by us. The insider trading policy is designed to promote compliance with the securities laws and related rules and regulations, NYSE listing standards and our own Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers. Our insider trading policy is filed as Exhibit 19 to this Report.
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
3(ii)
Fourth Amended and Restated By-Laws of Dycom Industries, Inc., as amended August 20, 2024 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on August 23, 2024).

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
10.17(a)*
Amended and Restated Employment Agreement for Steven E. Nielsen dated as of June 14, 2024 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2024).

10.18*	Employment Agreement for Daniel S. Peyovich dated as of June 14, 2024 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2024).
10.19*	Employment Agreement for H. Andrew DeFerrari dated as of July 23, 2015 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2015).
10.20*	Employment Agreement for Heather M. Floyd dated as of March 25, 2024 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on March 26, 2024).
10.21*	Employment Agreement for Jason T. Lawson dated as of October 10, 2022. (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 11, 2022).
10.22*	Employment Agreement for Jill L. Ramshaw dated as of February 17, 2025 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on February 18, 2025).
10.23*	Employment Agreement for Ryan F. Urness dated as of October 31, 2018 (incorporated by reference to Dycom Industries, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 29, 2019).
10.24*	Employment Agreement for Kevin M. Wetherington dated as of October 7, 2024 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on October 7, 2024).
10.25*	2009 Annual Incentive Plan (incorporated by reference to Dycom Industries, Inc.’s Definitive Proxy Statement filed with the SEC on October 17, 2013).
10.26*
Form of Indemnification Agreement for directors and executive officers of Dycom Industries, Inc. (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on September 3, 2009).

10.27
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

10.28
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

10.29
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

10.30
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

10.31
Fourth Amendment to Credit Agreement, dated as of June 17, 2016, among Dycom Industries, Inc., as the Borrower, the subsidiaries of Dycom Industries, Inc. identified therein, certain lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 22, 2016).

10.32
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

10.33
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

10.33(a)
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

10.33(b)
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

10.34
Second Amended and Restated Credit Agreement, dated as of May 15, 2024, among Dycom Industries, Inc., as the Borrower, the guarantors party thereto, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the other parties named therein (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2024).

19 +	Dycom Industries, Inc.’s Insider Trading Policy
21.1 +	Principal subsidiaries of Dycom Industries, Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Dycom Industries, Inc.’s Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2024).

101 +	The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 25, 2025 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.
104 +	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	February 28, 2025	/s/ Daniel S. Peyovich
		Name: Title:	Daniel S. Peyovich President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel S. Peyovich	President, Chief Executive Officer and Director	February 28, 2025
Daniel S. Peyovich	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	February 28, 2025
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Heather M. Floyd	Vice President and Chief Accounting Officer	February 28, 2025
Heather M. Floyd	(Principal Accounting Officer)

/s/ Luis Avila-Marco	Director	February 28, 2025
Luis Avila-Marco

/s/ Jennifer M. Fritzsche	Director	February 28, 2025
Jennifer M. Fritzsche

/s/ Eitan Gertel	Director	February 28, 2025
Eitan Gertel

/s/ Peter T. Pruitt, Jr.	Director	February 28, 2025
Peter T. Pruitt, Jr.

/s/ Stephen C. Robinson	Director	February 28, 2025
Stephen C. Robinson

/s/ Carmen M. Sabater	Director	February 28, 2025
Carmen M. Sabater

/s/ Richard K. Sykes	Director	February 28, 2025
Richard K. Sykes

/s/ Laurie J. Thomsen	Director	February 28, 2025
Laurie J. Thomsen