Form 10-Q
period 2025-04-26
DYCOM INDUSTRIES INC
filed 2025-05-22
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida				59-1277135
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

	300 Banyan Blvd., Suite 1101
	West Palm Beach	FL	33401
	(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.33 1/3 per share	DY	New York Stock Exchange

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

There were 28,924,837 shares of common stock with a par value of $0.33 1/3 outstanding at May 20, 2025.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	April 26, 2025	January 25, 2025
ASSETS
Current assets:
Cash and equivalents	$16,119	$92,670
Accounts receivable, net (Note 6)	1,527,845	1,373,738
Contract assets	101,992	63,375
Inventories	132,968	127,255
Income tax receivable	—	2,963
Other current assets	45,807	34,629
Total current assets	1,824,731	1,694,630

Property and equipment, net	567,405	541,921
Operating lease right-of-use assets	111,960	112,151
Goodwill	330,501	330,330
Intangible assets, net	207,768	219,746
Other assets	62,607	46,589
Total assets	$3,104,972	$2,945,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$259,227	$223,490
Current portion of debt	15,000	10,000
Contract liabilities	92,109	73,548
Accrued insurance claims	47,072	46,686
Operating lease liabilities	38,177	35,823
Income taxes payable	45,086	30,636
Other accrued liabilities	135,178	166,970
Total current liabilities	631,849	587,153

Long-term debt	1,017,635	933,212
Accrued insurance claims - non-current	55,248	49,836
Operating lease liabilities - non-current	74,891	76,928
Deferred tax liabilities, net - non-current	32,023	32,172
Other liabilities	27,168	26,969
Total liabilities	1,838,814	1,706,270

COMMITMENTS AND CONTINGENCIES (Note 21)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 28,924,326 and 28,978,949 issued and outstanding, respectively	9,641	9,659
Additional paid-in capital	9,099	8,991
Retained earnings	1,247,418	1,220,447
Total stockholders’ equity	1,266,158	1,239,097
Total liabilities and stockholders’ equity	$3,104,972	$2,945,367

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	April 26, 2025	April 27, 2024

Contract revenues	$1,258,608	$1,142,423

Costs of earned revenues, excluding depreciation and amortization	1,011,112	921,636
General and administrative	103,726	94,555
Depreciation and amortization	58,389	45,205
Total	1,173,227	1,061,396

Interest expense, net	(14,045)	(12,834)
Other income, net	7,264	9,251
Income before income taxes	78,600	77,444

Provision for income taxes	17,552	14,890

Net income	$61,048	$62,554

Earnings per common share:
Basic earnings per common share	$2.11	$2.15

Diluted earnings per common share	$2.09	$2.12

Shares used in computing earnings per common share:
Basic	28,930,399	29,113,943

Diluted	29,263,624	29,551,709

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Net income	$61,048	$62,554
Disposal of foreign entity	—	1,547
Comprehensive income	$61,048	$64,101

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 26, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2025	28,978,949	$9,659	$8,991	$—	$1,220,447	$1,239,097
Stock-based compensation	189	—	9,099	—	—	9,099
Issuance of restricted stock, net of tax withholdings	145,188	48	—	—	(12,949)	(12,901)
Repurchase of common stock, including applicable excise tax	(200,000)	(66)	(8,991)	—	(21,128)	(30,185)
Net income	—	—	—	—	61,048	61,048
Balances as of April 26, 2025	28,924,326	$9,641	$9,099	$—	$1,247,418	$1,266,158

	For the Three Months Ended
	April 27, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2024	29,091,278	$9,697	$6,217	$(1,547)	$1,040,289	$1,054,656
Stock options exercised	3,976	1	99	—	—	100
Stock-based compensation	392	—	7,823	—	—	7,823
Issuance of restricted stock, net of tax withholdings	205,512	69	(6,217)	—	(10,113)	(16,261)
Repurchase of common stock, including applicable excise tax	(210,000)	(70)	(99)	—	(29,618)	(29,787)
Other comprehensive loss	—	—	—	1,547	—	1,547
Net income	—	—	—	—	62,554	62,554
Balances as of April 27, 2024	29,091,158	$9,697	$7,823	$—	$1,063,112	$1,080,632

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Cash flows from operating activities:
Net income	$61,048	$62,554
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	58,389	45,205
Non-cash lease expense	12,982	9,452
Deferred income tax (benefit) provision	(149)	2,153
Stock-based compensation	9,099	7,823
Recovery of bad debt, net	(170)	(1,237)
Gain on sale of fixed assets	(9,773)	(12,404)
Amortization of debt issuance costs and other	747	2,231
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(154,108)	(126,215)
Contract assets, net	(20,056)	2,219
Other current assets and inventories	(16,515)	(8,102)
Other assets	(11,736)	2,165
Income taxes payable/receivable	17,413	10,183
Accounts payable	40,908	(15,398)
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(42,045)	(18,027)
Net cash used in operating activities	(53,966)	(37,398)

Cash flows from investing activities:
Capital expenditures	(79,499)	(41,960)
Proceeds from sale of assets	10,900	12,701
Cash paid for acquisitions, net of cash acquired	—	(12,967)
Net cash used in investing activities	(68,599)	(42,226)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loan	285,000	120,000
Principal payments on senior credit agreement, including term loan	(196,000)	(69,375)
Repurchase of common stock	(30,185)	(29,787)
Exercise of stock options	—	100
Restricted stock tax withholdings	(12,901)	(16,261)
Net cash provided by financing activities	45,914	4,677
Net decrease in cash, cash equivalents and restricted cash	(76,651)	(74,947)

Cash, cash equivalents and restricted cash at beginning of period (Note 8)	94,474	102,890

Cash, cash equivalents and restricted cash at end of period (Note 8)	$17,823	$27,943

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$18,712	$17,489
Cash paid for taxes, net	$420	$2,534
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$9,959	$16,391

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

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2026 consists of 53 weeks of operations, while fiscal 2025 consisted of 52 weeks of operations.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2025, filed with the SEC on February 28, 2025. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

Segment Information. The Company operates in one reportable segment. Its services are provided by its operating segments on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), whose results are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker. All of the Company’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. See Note 20, Segment Reporting, for additional information.

2. Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for fiscal 2025.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2025. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2025. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the condensed consolidated financial statements of the Company.

Recently Adopted Accounting Standards

None.

Accounting Standards Not Yet Adopted

Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosures will be applied on a prospective basis, with the option to apply them retrospectively. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We will adopt the provisions of ASU 2023-09 in the fourth quarter of fiscal 2026 and we are evaluating the disclosure requirements related to the new standard.

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Net income available to common stockholders (numerator)	$61,048	$62,554

Weighted-average number of common shares (denominator)	28,930,399	29,113,943

Basic earnings per common share	$2.11	$2.15

Weighted-average number of common shares	28,930,399	29,113,943
Potential shares of common stock arising from stock options, and unvested restricted share units	333,225	437,766
Total shares-diluted (denominator)	29,263,624	29,551,709

Diluted earnings per common share	$2.09	$2.12

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	143,121	176,146

5. Acquisitions

Fiscal 2025. During the third quarter of fiscal 2025, we acquired certain assets and assumed certain liabilities of a telecommunications construction contractor for a cash purchase price of $150.7 million. The acquired business provides wireless construction services for telecommunications providers in various states. This acquisition expands our geographic presence within our existing customer base. The purchase price allocation for this business is preliminary and will be completed when the valuation for intangible assets and other amounts are finalized within the 12-month measurement period from the date of the acquisition.

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

The purchase price of each acquisition was allocated based on the fair value of the assets acquired and the liabilities assumed on their respective dates of acquisition. The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill.

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed for each of the acquisitions described above as of the respective acquisition dates (dollars in millions):

	First quarter of fiscal 2025	Second quarter of fiscal 2025	Third quarter of fiscal 2025
Assets
Cash and equivalents	$3.2	$4.1	$—
Accounts receivable	2.2	3.6	13.3
Inventories	—	—	14.8
Other current assets	—	0.2	—
Property and equipment	2.4	5.9	—
Goodwill	3.2	5.4	10.2
Intangible assets	5.4	6.6	130.2
Other assets	—	0.7	3.3
Total assets	16.4	26.5	171.8

Liabilities
Accounts payable	0.1	0.9	11.6
Other accrued liabilities	0.3	0.6	6.9
Other liabilities	—	0.5	2.6
Total liabilities	0.4	2.0	21.1

Net Assets Acquired	$16.0	$24.5	$150.7

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $18.8 million for the 2025 acquisitions. Goodwill and intangible assets total $161.0 million and are deductible for tax purposes. Accounts receivable and current liabilities were either stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities, or were stated at their fair values based on an evaluation of the current market value of such assets and liabilities. The estimate of fair value for inventories and fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets for the three acquisitions completed in fiscal 2025 based on its estimate of fair value which consisted of the following (dollars in millions):

	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	12.0	$114.3
Backlog intangibles (first and second quarter fiscal 2025 acquisitions)	0.8	0.5
Backlog intangibles (third quarter fiscal 2025 acquisition)	2.0	26.3
Trade names	10.0	1.1
Total intangible assets acquired		$142.2

The valuation of intangible assets for acquisitions was determined using the income approach methodology. More specifically, the fair values of the customer relationships and the backlog intangibles were estimated using the multi-period excess earnings method, while the trade name was estimated using the relief-from-royalty method. Significant judgments and assumptions used in estimating management’s cash flow projections included projected revenue growth rates, profit margins, discount rates, customer attrition rates and royalty rates among others. The projected future cash flows are discounted to present value using an appropriate discount rate.

Results of the businesses acquired are included in the condensed consolidated financial statements from their respective date of acquisition. The results from the businesses acquired during fiscal 2025 were not considered material to the Company’s condensed consolidated financial statements.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	April 26, 2025	January 25, 2025
Trade accounts receivable	$587,909	$538,475
Unbilled accounts receivable	907,522	801,423
Retainage	33,239	34,934
Total	1,528,670	1,374,832
Less: allowance for credit losses	(825)	(1,094)
Accounts receivable, net	$1,527,845	$1,373,738

We maintain an allowance for credit losses for estimated losses on uncollected balances. The allowance for credit losses changed as follows (dollars in thousands):

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Allowance for credit losses accounts at beginning of period	$1,094	$2,776
Recovery of bad debt	(170)	(1,237)
Amounts charged against the allowance	(99)	—
Allowance for credit losses accounts at end of period	$825	$1,539

Contract Assets and Contract Liabilities

Net contract assets (liabilities) consisted of the following (dollars in thousands):

	April 26, 2025	January 25, 2025
Contract assets	$101,992	$63,375
Contract liabilities	92,109	73,548
Contract assets (liabilities), net	$9,883	$(10,173)

The change in contract assets (liabilities), net, primarily resulted from increased services performed under contracts consisting of multiple tasks. During the three months ended April 26, 2025, we performed services and recognized $21.5 million of contract revenues related to contract liabilities that existed at January 25, 2025.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net as of April 26, 2025 or January 25, 2025 were as follows (dollars in millions):

	April 26, 2025		January 25, 2025
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$175.8	11.4%	$127.7	9.4%
Charter Communications	$202.3	13.2%	$158.9	11.7%
Lumen Technologies	$250.7	16.3%	$287.1	21.1%

We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of April 26, 2025 or January 25, 2025.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	April 26, 2025	January 25, 2025
Prepaid expenses	$32,421	$20,688
Deposits and other current assets	10,400	11,332
Receivables on equipment sales	1,614	1,237
Restricted cash	1,372	1,372
Other current assets	$45,807	$34,629

Other assets consisted of the following (dollars in thousands):

	April 26, 2025	January 25, 2025
Insurance recoveries/receivables for accrued insurance claims	8,048	3,343
Deferred financing costs	4,621	4,945
Restricted cash	332	432
Other non-current assets	49,606	37,869
Other assets	$62,607	$46,589

Included in other non-current assets is $41.6 million and $29.8 million as of April 26, 2025 and January 25, 2025, respectively, of capitalized implementation costs associated with cloud computing arrangements that are service contracts. The amortization of these costs are included in general and administrative expense. See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	April 26, 2025	January 25, 2025
Cash and equivalents	$16,119	$92,670
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	332	432
Cash equivalents and restricted cash	$17,823	$94,474

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	April 26, 2025	January 25, 2025
Land	—	$8,419	$8,419
Buildings	10-35	22,517	19,851
Leasehold improvements	1-10	20,873	27,685
Vehicles	1-5	953,782	932,209
Equipment and machinery	1-10	452,715	448,368
Computer hardware and software	1-7	137,925	136,190
Office furniture and equipment	1-10	9,988	12,285
Total		1,606,219	1,585,007
Less: accumulated depreciation		(1,038,814)	(1,043,086)
Property and equipment, net		$567,405	$541,921

Depreciation expense was $46.4 million and $39.4 million for the three months ended April 26, 2025 and April 27, 2024, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $330.5 million and $330.3 million as of April 26, 2025 and January 25, 2025, respectively. Changes in the carrying amount of goodwill consisted of the following (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 25, 2025	$579,361	$(249,031)	$330,330
Goodwill adjustment from fiscal 2025 acquisitions	171	—	171
Balance as of April 26, 2025	$579,532	$(249,031)	$330,501

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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2025 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of April 26, 2025, we believe the carrying amounts of goodwill and the indefinite-lived intangible asset are recoverable for all of our reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	April 26, 2025				January 25, 2025
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	9.5	$452,417	$277,691	$174,726	$452,417	$270,210	$182,207
Trade names, finite	8.1	14,080	9,440	4,640	14,080	9,293	4,787
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Contract backlog	1.3	37,900	14,236	23,664	37,900	9,890	28,010
Non-compete agreements	2.5	75	37	38	75	33	42
		$509,172	$301,404	$207,768	$509,172	$289,426	$219,746

Amortization of our customer relationship intangibles and our contract backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $12.0 million and $5.8 million for the three months ended April 26, 2025 and April 27, 2024, respectively.

As of April 26, 2025, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
Remainder of 2026	$36,418
2027	38,500
2028	26,462
2029	19,269
2030	18,796
2031	18,126
Thereafter	45,497
Total	$203,068

As of April 26, 2025, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

For workers’ compensation losses during fiscal 2026 and 2025, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2026, we retained the risk of loss up to $2.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10.0 million, if any.

For automobile liability losses during fiscal 2025, we retained the risk of loss up to $2.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage and we retained the risk of loss up to $1.0 million for general liability losses during fiscal 2025. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2025, we retain the risk of loss on an annual basis, up to the first $750,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	April 26, 2025	January 25, 2025
Accrued insurance claims - current	$47,072	$46,686
Accrued insurance claims - non-current	55,248	49,836
Accrued insurance claims	$102,320	$96,522

Insurance recoveries/receivables:
Non-current (included in Other assets)	8,048	3,343
Insurance recoveries/receivables	$8,048	$3,343

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the three months ended April 26, 2025, total insurance recoveries/receivables increased as a result of additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 11 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three months ended April 26, 2025 and April 27, 2024 (dollars in thousands):

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Lease cost under long-term operating leases	$12,982	$10,460
Lease cost under short-term operating leases	3,724	3,994
Variable lease cost under short-term and long-term operating leases(1)	1,191	1,092
Total lease cost	$17,897	$15,546

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $113.1 million as of April 26, 2025 and $112.8 million as of January 25, 2025. Supplemental balance sheet information related to these liabilities is as follows:

	April 26, 2025	January 25, 2025
Weighted average remaining lease term	4.6 years	4.6 years
Weighted average discount rate	5.8%	5.8%

Supplemental cash flow information related to our long-term operating lease liabilities for the three months ended April 26, 2025 and April 27, 2024 is as follows (dollars in thousands):

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Cash paid for amounts included in the measurement of lease liabilities	$12,231	$11,053
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$10,913	$13,586

As of April 26, 2025, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2026	$26,790
2027	35,295
2028	22,587
2029	14,059
2030	8,331
2031	3,969
Thereafter	21,230
Total lease payments	132,261
Less: imputed interest	(19,193)
Total	$113,068

As of April 26, 2025, the Company had additional operating leases with total lease costs of $0.4 million that have not yet commenced. These leases will commence in fiscal 2026.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	April 26, 2025	January 25, 2025
Accrued payroll and related taxes	$42,681	$35,543
Accrued construction costs	36,428	36,078
Accrued employee benefit and incentive plan costs	26,196	61,213
Other current liabilities	29,873	34,136
Other accrued liabilities	$135,178	$166,970

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	April 26, 2025	January 25, 2025
Credit Agreement - Revolving facility (matures January 2029)	$89,000	$—
Credit Agreement - Term loan facility (matures January 2029)	$447,308	$447,115
4.50% senior notes, net (mature April 2029)	496,327	496,097
	1,032,635	943,212
Less: current portion	(15,000)	(10,000)
Long-term debt	$1,017,635	$933,212

Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement, dated as of October 19, 2018, as amended, with the various lenders party thereto and Bank of America, N.A., as administrative agent (as amended on April 1, 2021, May 9, 2023, and May 15, 2024, the “Credit Agreement”). On May 15, 2024, we amended and restated the Credit Agreement to, among other things, increase the term loan facility and extend the maturity date. The Credit Agreement includes a revolving facility with a maximum revolver commitment of $650.0 million and a term loan facility in the principal amount of $450.0 million. The Credit Agreement also includes a $200.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Credit Agreement is January 15, 2029.

The following table summarizes the net carrying value of the term loan as of April 26, 2025 and January 25, 2025 (dollars in thousands):

	April 26, 2025	January 25, 2025
Principal amount of term loan	$450,000	$450,000
Less: Debt issuance costs	(2,692)	(2,885)
Net carrying amount of term loan	$447,308	$447,115

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

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both April 26, 2025 and January 25, 2025.

The weighted average interest rates and fees for balances under our Credit Agreement as of April 26, 2025 and January 25, 2025 were as follows:

	Weighted Average Rate End of Period
	April 26, 2025	January 25, 2025
Borrowings - Term loan facility	6.04%	6.02%
Borrowings - Revolving facility(1)	6.36%	—%
Standby Letters of Credit	1.50%	1.63%
Unused Revolver Commitment	0.25%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of January 25, 2025.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 26, 2025 and January 25, 2025, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $513.5 million and $602.5 million, respectively as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of April 26, 2025 and January 25, 2025 (dollars in thousands):

	April 26, 2025	January 25, 2025
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(3,673)	(3,903)
Net carrying amount of 2029 Notes	$496,327	$496,097

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $94.06 and $94.65 as of April 26, 2025 and January 25, 2025, respectively (dollars in thousands):

	April 26, 2025	January 25, 2025
Fair value of principal amount of 2029 Notes	$470,300	$473,250
Less: Debt issuance costs	(3,673)	(3,903)
Fair value of 2029 Notes	$466,627	$469,347

15. Income Taxes

Our effective income tax rate was 22.3% and 19.2% for the three months ended April 26, 2025 and April 27, 2024, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Gain on sale of fixed assets	$9,773	$12,404
Miscellaneous expense, net	(2,509)	(3,153)
Other income, net	$7,264	$9,251

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

17. Capital Stock

Repurchases of Common Stock. On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2026 in open market or private transactions. During the three months ended April 26, 2025, the Company repurchased 200,000 shares of common stock, at an average price of $150.93, for $30.2 million. All shares repurchased have been cancelled. As of April 26, 2025, $119.8 million of the authorization was available for repurchases.

Restricted Stock Tax Withholdings. During the three months ended April 26, 2025 and April 27, 2024, we withheld 83,835 shares totaling $12.9 million and 113,292 shares totaling $16.3 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been cancelled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

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

Stock-based compensation expense and the related tax benefit recognized during the three months ended April 26, 2025 and April 27, 2024 were as follows (dollars in thousands):

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Stock-based compensation	$9,099	$7,823
Income tax effect of stock-based compensation	$2,239	$1,939

During the three months ended April 26, 2025 and April 27, 2024, the Company realized $2.2 million and $5.9 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of April 26, 2025, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $1.1 million, $44.7 million, and $21.6 million, respectively. This expense will be recognized over a weighted-average number of years of 2.4, 2.7, and 1.5, respectively, based on the average remaining service periods for the awards. We may recognize an additional $11.8 million in compensation expense in future periods after April 26, 2025 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended April 26, 2025:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 25, 2025	111,311	$106.13
Granted	—	$—
Options exercised	—	$—
Outstanding as of April 26, 2025	111,311	$106.13

Exercisable options as of April 26, 2025	63,218	$99.07

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended April 26, 2025:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 25, 2025	300,826	$121.35	366,433	$118.51
Granted	143,102	$161.78	95,514	$161.57
Share units vested	(85,053)	$111.87	(144,159)	$109.32
Forfeited or canceled	(964)	$116.19	(42,552)	$122.18
Outstanding as of April 26, 2025	357,911	$139.78	275,236	$139.63

The total number of granted Performance RSUs presented above consists of 47,757 target shares and 47,757 supplemental shares. The total number of Performance RSUs outstanding as of April 26, 2025 consists of 171,425 target shares and 103,811 supplemental shares. With respect to the Company’s Performance Year ended January 25, 2025, the Company added 17,287 supplemental shares and cancelled 41,466 supplemental shares during the three months ended April 26, 2025, as a result of the performance period criteria not being met.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended April 26, 2025 or April 27, 2024, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended
	April 26, 2025		April 27, 2024
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$325.1	25.8%	$215.5	18.9%
Lumen Technologies	125.2	9.9	156.8	13.7
Total other customers combined	808.3	64.2	770.1	67.4
Total contract revenues	$1,258.6	100.0%	$1,142.4	100.0%

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three months ended April 26, 2025 and April 27, 2024 were as follows (dollars in millions):

	For the Three Months Ended
	April 26, 2025		April 27, 2024
	Amount	% of Total	Amount	% of Total
Telecommunications	$1,148.9	91.3%	$1,026.8	89.9%
Underground facility locating	82.2	6.5	81.0	7.1
Electrical and gas utilities and other	27.5	2.2	34.6	3.0
Total contract revenues	$1,258.6	100.0%	$1,142.4	100.0%

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

21. Commitments and Contingencies

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of April 26, 2025 and January 25, 2025, we had $440.0 million and $413.5 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At each of April 26, 2025 and January 25, 2025, we had $31.0 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. At each of April 26, 2025 and January 25, 2025, we had $47.5 million of outstanding standby letters of credit issued under our credit agreement.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to: projections of revenues, income or loss, or capital expenditures, future economic conditions and trends in the industries we serve, including as a result of changes in government regulation, policies and programs related to trade and infrastructure investment, customer capital budgets and spending priorities, our plans for future operations, growth and services, including contract backlog, our plans for future acquisitions, dispositions, or financial needs, expected benefits and synergies of businesses acquired and future opportunities for the combined businesses, anticipated outcomes of contingent events, including litigation, availability of capital, restrictions imposed by our senior notes and credit agreement, use of our cash flow to service our debt, the effect of changes in tax law, potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters, potential exposure to environmental liabilities, determinations as to whether the carrying value of our assets is impaired, assumptions relating to any of the foregoing, the duration and severity of widespread pandemics and public health emergencies and their ultimate impact across our business, and the other risks and uncertainties discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025 and our other periodic filings with the SEC. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for fiscal 2025. Our Annual Report on Form 10-K for fiscal 2025 was filed with the SEC on February 28, 2025, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

Introduction

We are a leading provider of specialty contracting services focused primarily on telecommunications and digital infrastructure throughout the United States. These services include program management, planning, engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications and digital infrastructure providers. Additionally, we provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. We supply the labor, tools, and equipment necessary to provide these services to our customers.

Demand for high-speed broadband connectivity is expanding, driven by data-intensive applications and mobile usage, necessitating extensive wireline network upgrades and extensions, new and expanding fiber infrastructure for data centers, and advanced wireless network deployments. This widespread need for expanded and enhanced connectivity fuels significant opportunities within the digital infrastructure sector. Our relationships, national footprint, and ability to manage increasing complexity differentiate us and we are confident in our ability to capitalize on industry opportunities.

Our strategy centers on our core maintenance and operations services and capitalizes on key drivers. These include multi-year fiber-to-the-home deployments in throughout the United States, increasing fiber infrastructure builds to support hyperscaler data center growth, continued state and federal program spending to bridge the digital divide, wireless network modernization programs to meet increasing digital demands, and the expansion of core maintenance and operations services.
The cyclical nature of the industry we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, our customers’ positioning and strategic plans. Other factors that may affect our customers and their capital expenditure budgets include the availability of state and federal funding, the implementation or enforcement of regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities.

Our customer base is highly concentrated. The following reflects the percentage of total contract revenues from customers who contributed at least 10% to our total contract revenues during the three months ended April 26, 2025 or April 27, 2024:

	For the Three Months Ended
	April 26, 2025	April 27, 2024
AT&T Inc.	25.8%	18.9%
Lumen Technologies	9.9%	13.7%

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Multi-year master service agreements	86.5%	78.1%
Other long-term contracts	6.1	11.4
Total long-term contracts	92.6%	89.5%

Acquisitions
As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2025. During the third quarter of fiscal 2025, we acquired certain assets and assumed certain liabilities of a telecommunications construction contractor for a cash purchase price of $150.7 million. The acquired business provides wireless construction services for telecommunications providers in various states. This acquisition expands our geographic presence within our existing customer base. The purchase price allocation for this business is preliminary and will be completed when the valuation for intangible assets and other amounts are finalized within the 12-month measurement period from the date of the acquisition.

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

Results of the businesses acquired are included in the condensed consolidated financial statements from their respective date of acquisition.
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2025.

Understanding Our Results of Operations
The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies and Estimates, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2025.

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2026 consists of 53 weeks of operations, while fiscal 2025 consisted of 52 weeks of operations.

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

For certain contracts, representing less than 5% of contract revenues during each of the three months ended April 26, 2025 and April 27, 2024, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

General and Administrative Expenses. General and administrative expenses primarily consist of employee compensation and related expenses, including performance-based compensation and stock-based compensation, legal, consulting and professional fees, information technology and development costs, amortization of implementation costs associated with cloud computing arrangements, provision for or recoveries of bad debt expense, acquisition and integration costs of businesses acquired, and other costs not directly related to the provision of our services under customer contracts. Our provision for bad debt expense is determined by evaluating specific accounts receivable and contract asset balances based on historical collection trends, the age of outstanding receivables, and the creditworthiness of our customers. We incur information technology and development costs primarily to support and enhance our operating efficiency. Our executive management team and the senior management of our enterprise and subsidiaries perform substantially all of our sales and marketing functions as part of their management responsibilities.

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

Interest Expense, Net. Interest expense, net, consists of interest incurred on outstanding variable rate and fixed rate debt and certain other obligations, and the amortization of debt issuance costs. See Note 14, Debt, in the notes to the condensed consolidated financial statements for information on debt issuance costs.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program.

Seasonality and Fluctuations in Operating Results. Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our work outdoors. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions, such as major or extended winter storms, droughts and tornados, wildfires, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	April 26, 2025		April 27, 2024
Contract revenues	$1,258.6	100.0%	$1,142.4	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	1,011.1	80.3	921.6	80.7
General and administrative	103.7	8.2	94.6	8.3
Depreciation and amortization	58.4	4.6	45.2	4.0
Total	1,173.2	93.2	1,061.4	92.9
Interest expense, net	(14.0)	(1.1)	(12.8)	(1.1)
Other income, net	7.3	0.6	9.3	0.8
Income before income taxes	78.6	6.2	77.4	6.8
Provision for income taxes	17.6	1.4	14.9	1.3
Net income	$61.0	4.9%	$62.6	5.5%

Contract Revenues. Contract revenues were $1.259 billion during the three months ended April 26, 2025 compared to $1.142 billion during the three months ended April 27, 2024. Contract revenues from acquired businesses were $111.9 million and $3.4 million for the three months ended April 26, 2025 and April 27, 2024, respectively. Acquired revenues represent contract revenues from acquired businesses that were not owned for the full period in both the current and comparable prior periods.

Excluding amounts generated by the acquired businesses, contract revenues increased by $7.7 million during the three months ended April 26, 2025 compared to the three months ended April 27, 2024, primarily due to net revenue increases in fiber-to-the-home deployments, including rural fiber deployment programs.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.3%, 6.5%, and 2.2%, respectively, for the three months ended April 26, 2025 compared to 89.9%, 7.1%, and 3.0%, respectively, for the three months ended April 27, 2024.

Costs of Earned Revenues. Costs of earned revenues increased to $1.011 billion, or 80.3% of contract revenues, during the three months ended April 26, 2025 compared to $921.6 million, or 80.7% of contract revenues, during the three months ended April 27, 2024. The primary components of the increase were an $82.4 million aggregate increase in direct labor and subcontractor costs, a $5.6 million increase in other direct costs, and a $3.4 million increase in direct materials expense, offset by a $1.9 million decrease in equipment and fuel costs.

Costs of earned revenues as a percentage of contract revenues decreased 0.3% during the three months ended April 26, 2025 compared to the three months ended April 27, 2024. Labor and subcontracted labor costs increased 0.6% primarily due to the mix of work performed during the three months ended April 26, 2025. Direct material costs decreased 0.2% primarily as a result of our mix of work in which we provide materials for customers. Equipment and fuel costs decreased 0.5% and other direct costs decreased by 0.2% on a net basis as a percentage of contract revenues for the three months ended April 26, 2025 compared to the three months ended April 27, 2024.

General and Administrative Expenses. General and administrative expenses increased to $103.7 million, or 8.2% of contract revenues, during the three months ended April 26, 2025 compared to $94.6 million, or 8.3% of contract revenues, during the three months ended April 27, 2024. The increase in total general and administrative expenses during the three months ended April 26, 2025 is mainly attributable to an increase in administrative, payroll, performance based compensation and other costs, including incremental general and administrative expenses from the acquired businesses.

Depreciation and Amortization. Depreciation expense was $46.4 million, or 3.7% of contract revenues, during the three months ended April 26, 2025 compared to $39.4 million, or 3.4% of contract revenues, during the three months ended April 27, 2024. The increase in depreciation expense during the three months ended April 26, 2025 is primarily due to higher capital expenditures to support our growth in operations, the normal replacement cycle of fleet assets, and depreciation from acquired businesses.

Amortization expense was $12.0 million and $5.8 million during the three months ended April 26, 2025 and April 27, 2024, respectively. The increase in amortization expense during the three months ended April 26, 2025 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net was $14.0 million and $12.8 million during the three months ended April 26, 2025 and April 27, 2024, respectively, as a result of higher outstanding borrowings during the current period and lower interest income on invested cash balances.

Other Income, Net. Other income, net was $7.3 million and $9.3 million during the three months ended April 26, 2025 and April 27, 2024, respectively. Gain on sale of fixed assets, net was $9.8 million and $12.4 million during the three months ended April 26, 2025 and April 27, 2024, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $3.6 million and $2.9 million of expense during the three months ended April 26, 2025 and April 27, 2024 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended April 26, 2025 and April 27, 2024 (dollars in millions):

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Income tax provision	$17.6	$14.9
Effective income tax rate	22.3%	19.2%

Our effective income tax rate was 22.3% and 19.2% for the three months ended April 26, 2025 and April 27, 2024, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.
Net Income. Net income was $61.0 million for the three months ended April 26, 2025 compared to $62.6 million for the three months ended April 27, 2024.

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

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Net income	$61,048	$62,554
Interest expense, net	14,045	12,834
Provision for income taxes	17,552	14,890
Depreciation and amortization	58,389	45,205
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	151,034	135,483
Gain on sale of fixed assets	(9,773)	(12,404)
Stock-based compensation expense	9,099	7,823
Non-GAAP Adjusted EBITDA	$150,360	$130,902
Non-GAAP Adjusted EBITDA % of contract revenues	11.9%	11.5%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $16.1 million as of April 26, 2025 compared to $92.7 million as of January 25, 2025. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,207.9 million as of April 26, 2025 compared to $1,117.5 million as of January 25, 2025.

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

Net Cash Flows. The following table presents our net cash flows for the three months ended April 26, 2025 and April 27, 2024 (dollars in millions):

	For the Three Months Ended
	April 26, 2025	April 27, 2024
Net cash flows:
Used in operating activities	$(54.0)	$(37.4)
Used in investing activities	$(68.6)	$(42.2)
Provided by financing activities	$45.9	$4.7

Cash used in Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets and recovery of bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the three months ended April 26, 2025, net cash used in operating activities was $54.0 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $186.1 million of operating cash flow during the three months ended April 26, 2025. Changes that used operating cash flow during the three months ended April 26, 2025 included an increase in accounts receivable, in contract assets, net, in other current assets and inventories, and in other assets of $154.1 million, $20.1 million, $16.5 million and $11.7 million, respectively and a decrease in accrued liabilities, net of $42.0 million. Changes that provided cash flow during the three months ended April 26, 2025 included an increase in accounts payable and a net increase in income taxes payable of $40.9 million and $17.4 million, respectively.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for credit losses, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Our DSO was 111 as of April 26, 2025 compared to 110 as of April 27, 2024.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of April 26, 2025 and January 25, 2025 and Note 19, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of April 26, 2025 or January 25, 2025.

During the three months ended April 27, 2024, net cash used in operating activities was $37.4 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $153.2 million of operating cash flow during the three months ended April 27, 2024. Changes that used operating cash flow during the three months ended April 27, 2024 included an increase in accounts receivable, a decrease in accrued liabilities, and a decrease in accounts payable of $126.2 million, $18.0 million, $15.4 million, respectively. In addition, changes that used operating cash flow during the three months ended April 27, 2024 included an increase in other current assets and inventories of $8.1 million. Changes that provided operating cash flow during the three months ended April 27, 2024 included an increase in income taxes payable, a decrease in contract assets, net, and a decrease in other assets of $10.2 million, $2.2 million, and $2.2 million, respectively.

Cash Used in Investing Activities. Net cash used in investing activities was $68.6 million during the three months ended April 26, 2025 compared to $42.2 million during the three months ended April 27, 2024. During the three months ended April 26, 2025 and April 27, 2024, capital expenditures were $79.5 million and $42.0 million, respectively, and cash paid for acquisitions during the three months ended April 27, 2024 was $13.0 million. These expenditures were offset in part by proceeds from the sale of assets of $10.9 million and $12.7 million during the three months ended April 26, 2025 and April 27, 2024, respectively.
Cash Provided by Financing Activities. Net cash provided by financing activities was $45.9 million during the three months ended April 26, 2025. During the three months ended April 26, 2025, borrowings and repayments under our Credit Agreement were $285.0 million and $196.0 million, respectively. In addition, we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $150.93 per share, for $30.2 million, during the three months ended April 26, 2025. We also paid $12.9 million, net to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 26, 2025.

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

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both April 26, 2025 and January 25, 2025.

The weighted average interest rates and fees for balances under our Credit Agreement as of April 26, 2025 and January 25, 2025 were as follows:

	Weighted Average Rate End of Period
	April 26, 2025	January 25, 2025
Borrowings - Term loan facility	6.04%	6.02%
Borrowings - Revolving facility(1)	6.36%	—%
Standby Letters of Credit	1.50%	1.63%
Unused Revolver Commitment	0.25%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of January 25, 2025.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00 as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At April 26, 2025 and January 25, 2025, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $513.5 million and $602.5 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. We had $440.0 million and $413.5 million of outstanding performance and other surety contract bonds, as of April 26, 2025 and January 25, 2025, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $230.4 million as of April 26, 2025. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At each of April 26, 2025 and January 25, 2025, we had $31.0 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of both April 26, 2025 and January 25, 2025.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $8.127 billion and $7.760 billion at April 26, 2025 and January 25, 2025, respectively. We expect to complete 57.6% of the April 26, 2025 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended April 26, 2025. Our primary exposure to market risk relates to unfavorable changes in interest rates. Refer to the information on financial market risk related to changes in interest rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our Fiscal 2025 Annual Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 26, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
April 26, 2025, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 21, Commitments and Contingencies, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the U.S. Securities and Exchange Commission, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 25, 2025. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended April 26, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
April 26, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 26, 2025 - February 22, 2025	—	$—	—	(3)
February 23, 2025 - March 22, 2025	200,000	$150.93	—	(3)
March 23, 2025 - April 26, 2025	—	$—	—	(3)

(1) All shares repurchased have been subsequently canceled.
(2) Average price paid per share excludes 1% excise tax on share repurchases.
(3) On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 2026 in open market or private transactions. During the three months ended April 26, 2025, the Company repurchased 200,000 shares of common stock, at an average price of $150.93, for $30.2 million. All shares repurchased have been cancelled. As of April 26, 2025, $119.8 million of the authorization was available for repurchases.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended April 26, 2025, our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 26, 2025, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 22, 2025	/s/ Daniel S. Peyovich
		Name: Title:	Daniel S. Peyovich President and Chief Executive Officer

Date:	May 22, 2025	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer