Form 10-Q
period 2025-07-26
DYCOM INDUSTRIES INC
filed 2025-08-21
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2025

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

There were 28,954,101 shares of common stock with a par value of $0.33 1/3 outstanding at August 19, 2025.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	July 26, 2025	January 25, 2025
ASSETS
Current assets:
Cash and equivalents	$28,460	$92,670
Accounts receivable, net (Note 6)	1,587,961	1,373,738
Contract assets	119,655	63,375
Inventories	122,560	127,255
Income tax receivable	35,838	2,963
Other current assets	44,448	34,629
Total current assets	1,938,922	1,694,630

Property and equipment, net	564,678	541,921
Operating lease right-of-use assets	112,128	112,151
Goodwill	332,645	330,330
Intangible assets, net	195,839	219,746
Other assets	75,712	46,589
Total assets	$3,219,924	$2,945,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$264,908	$223,490
Current portion of debt	20,000	10,000
Contract liabilities	69,897	73,548
Accrued insurance claims	46,345	46,686
Operating lease liabilities	39,217	35,823
Income taxes payable	—	30,636
Other accrued liabilities	172,335	166,970
Total current liabilities	612,702	587,153

Long-term debt	1,009,058	933,212
Accrued insurance claims - non-current	54,602	49,836
Operating lease liabilities - non-current	78,575	76,928
Deferred tax liabilities, net - non-current	67,678	32,172
Other liabilities	27,578	26,969
Total liabilities	1,850,193	1,706,270

COMMITMENTS AND CONTINGENCIES (Note 21)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 28,948,365 and 28,978,949 issued and outstanding, respectively	9,649	9,659
Additional paid-in capital	15,181	8,991
Retained earnings	1,344,901	1,220,447
Total stockholders’ equity	1,369,731	1,239,097
Total liabilities and stockholders’ equity	$3,219,924	$2,945,367

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	July 26, 2025	July 27, 2024

Contract revenues	$1,377,944	$1,203,059

Costs of earned revenues, excluding depreciation and amortization	1,070,450	952,882
General and administrative	106,794	99,583
Depreciation and amortization	60,854	46,572
Total	1,238,098	1,099,037

Interest expense, net	(15,558)	(14,657)
Loss on debt extinguishment	—	(965)
Other income, net	6,830	6,419
Income before income taxes	131,118	94,819

Provision for income taxes	33,635	26,419

Net income	$97,483	$68,400

Earnings per common share:
Basic earnings per common share	$3.37	$2.35

Diluted earnings per common share	$3.33	$2.32

Shares used in computing earnings per common share:
Basic	28,941,976	29,096,224

Diluted	29,242,455	29,435,895

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	July 26, 2025	July 27, 2024

Contract revenues	$2,636,551	$2,345,482

Costs of earned revenues, excluding depreciation and amortization	2,081,562	1,874,518
General and administrative	210,519	194,138
Depreciation and amortization	119,243	91,777
Total	2,411,324	2,160,433

Interest expense, net	(29,603)	(27,490)
Loss on debt extinguishment	—	(965)
Other income, net	14,093	15,669
Income before income taxes	209,717	172,263

Provision for income taxes	51,187	41,309

Net income	$158,530	$130,954

Earnings per common share:
Basic earnings per common share	$5.48	$4.50

Diluted earnings per common share	$5.42	$4.44

Shares used in computing earnings per common share:
Basic	28,936,188	29,105,081

Diluted	29,253,040	29,508,906

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Net income	$97,483	$68,400	$158,530	$130,954
Disposal of foreign entity	—	—	—	1,547
Comprehensive income	$97,483	$68,400	$158,530	$132,501

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	July 26, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 26, 2025	28,924,326	$9,641	$9,099	$1,247,418	$1,266,158
Stock options exercised	13,144	4	(1,916)	—	(1,912)
Stock-based compensation	201	—	8,100	—	8,100
Issuance of restricted stock, net of tax withholdings	10,694	4	(102)	—	(98)
Net income	—	—	—	97,483	97,483
Balances as of July 26, 2025	28,948,365	$9,649	$15,181	$1,344,901	$1,369,731

	For the Three Months Ended
	July 27, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 27, 2024	29,091,158	$9,697	$7,823	$1,063,112	$1,080,632
Stock-based compensation	316	—	9,482	—	9,482
Issuance of restricted stock, net of tax withholdings	6,555	2	(67)	—	(65)
Net income	—	—	—	68,400	68,400
Balances as of July 27, 2024	29,098,029	$9,699	$17,238	$1,131,512	$1,158,449

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 26, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2025	28,978,949	$9,659	$8,991	$—	$1,220,447	$1,239,097
Stock options exercised	13,144	4	(1,916)	—	—	(1,912)
Stock-based compensation	390	—	17,199	—	—	17,199
Issuance of restricted stock, net of tax withholdings	155,882	52	(102)	—	(12,948)	(12,998)
Repurchase of common stock, including applicable excise tax	(200,000)	(66)	(8,991)	—	(21,128)	(30,185)
Net income	—	—	—	—	158,530	158,530
Balances as of July 26, 2025	28,948,365	$9,649	$15,181	$—	$1,344,901	$1,369,731

	For the Six Months Ended
	July 27, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2024	29,091,278	$9,697	$6,217	$(1,547)	$1,040,289	$1,054,656
Stock options exercised	3,976	1	99	—	—	100
Stock-based compensation	708	—	17,305	—	—	17,305
Issuance of restricted stock, net of tax withholdings	212,067	71	(6,284)	—	(10,113)	(16,326)
Repurchase of common stock, including applicable excise tax	(210,000)	(70)	(99)	—	(29,618)	(29,787)
Disposal of foreign entity	—	—	—	1,547	—	1,547
Net income	—	—	—	—	130,954	130,954
Balances as of July 27, 2024	29,098,029	$9,699	$17,238	$—	$1,131,512	$1,158,449

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	July 26, 2025	July 27, 2024
Cash flows from operating activities:
Net income	$158,530	$130,954
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	119,243	91,777
Non-cash lease expense	25,518	19,262
Deferred income tax provision (benefit)	35,506	(5,619)
Stock-based compensation	17,199	17,305
Provision for (recovery of) bad debt, net	1,600	(1,090)
Gain on sale of fixed assets	(19,875)	(20,564)
Loss on debt extinguishment	—	965
Amortization of debt issuance costs and other	1,495	2,951
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(216,016)	(256,491)
Contract assets, net	(59,909)	(26,262)
Other current assets and inventories	(7,059)	(2,889)
Other assets	(23,630)	331
Income taxes payable/receivable	(63,511)	(7,022)
Accounts payable	49,553	8,846
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(15,166)	2,634
Net cash provided by (used in) operating activities	3,478	(44,912)

Cash flows from investing activities:
Capital expenditures	(131,188)	(107,387)
Proceeds from sale of assets	23,495	22,227
Cash paid for acquisitions, net of cash acquired	—	(33,792)
Net cash used in investing activities	(107,693)	(118,952)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loan	629,000	282,375
Principal payments on senior credit agreement, including term loan	(544,000)	(147,375)
Debt issuance costs	—	(6,645)
Repurchase of common stock	(30,185)	(29,787)
Exercise of stock options	(1,912)	100
Restricted stock tax withholdings	(12,998)	(16,326)
Net cash provided by financing activities	39,905	82,342
Net decrease in cash, cash equivalents and restricted cash	(64,310)	(81,522)

Cash, cash equivalents and restricted cash at beginning of period (Note 8)	94,474	102,890

Cash, cash equivalents and restricted cash at end of period (Note 8)	$30,164	$21,368

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$27,910	$25,566
Cash paid for taxes, net	$79,324	$53,929
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,793	$11,209

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Net income available to common stockholders (numerator)	$97,483	$68,400	$158,530	$130,954

Weighted-average number of common shares (denominator)	28,941,976	29,096,224	28,936,188	29,105,081

Basic earnings per common share	$3.37	$2.35	$5.48	$4.50

Weighted-average number of common shares	28,941,976	29,096,224	28,936,188	29,105,081
Potential shares of common stock arising from stock options, and unvested restricted share units	300,479	339,671	316,852	403,825
Total shares-diluted (denominator)	29,242,455	29,435,895	29,253,040	29,508,906

Diluted earnings per common share	$3.33	$2.32	$5.42	$4.44

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	131,554	145,860	154,493	145,868

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

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed for each of the acquisitions described above as of the respective acquisition dates (dollars in millions):

	First quarter of fiscal 2025	Second quarter of fiscal 2025	Third quarter of fiscal 2025
Assets
Cash and equivalents	$3.2	$4.1	$—
Accounts receivable	2.2	3.6	13.3
Inventories	—	—	12.7
Other current assets	—	0.2	—
Property and equipment	2.4	5.9	—
Goodwill	3.2	5.4	12.3
Intangible assets	5.4	6.6	130.2
Other assets	—	0.7	3.3
Total assets	16.4	26.5	171.8

Liabilities
Accounts payable	0.1	0.9	11.6
Other accrued liabilities	0.3	0.6	6.9
Other liabilities	—	0.5	2.6
Total liabilities	0.4	2.0	21.1

Net Assets Acquired	$16.0	$24.5	$150.7

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill and totaled $20.9 million for the 2025 acquisitions. Goodwill and intangible assets total $163.1 million and are deductible for tax purposes. Accounts receivable and current liabilities were either stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities, or were stated at their fair values based on an evaluation of the current market value of such assets and liabilities. The estimate of fair value for inventories and fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

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

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	July 26, 2025	January 25, 2025
Trade accounts receivable	$585,264	$538,475
Unbilled accounts receivable	976,584	801,423
Retainage	28,708	34,934
Total	1,590,556	1,374,832
Less: allowance for credit losses	(2,595)	(1,094)
Accounts receivable, net	$1,587,961	$1,373,738

We maintain an allowance for credit losses for estimated losses on uncollected balances. The allowance for credit losses changed as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Allowance for credit losses at beginning of period	$825	$1,539	$1,094	$2,776
Provision for (recovery of) bad debt	1,770	147	1,600	(1,090)
Amounts charged against the allowance	—	(16)	(99)	(16)
Allowance for credit losses at end of period	$2,595	$1,670	$2,595	$1,670

Contract Assets and Contract Liabilities

Net contract assets (liabilities) consisted of the following (dollars in thousands):

	July 26, 2025	January 25, 2025
Contract assets	$119,655	$63,375
Contract liabilities	69,897	73,548
Contract assets (liabilities), net	$49,758	$(10,173)

The change in contract assets (liabilities), net, primarily resulted from increased services performed under contracts consisting of multiple tasks. During the three and six months ended July 26, 2025, we performed services and recognized $11.9 million and $33.4 million of contract revenues related to contract liabilities that existed at January 25, 2025.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net as of July 26, 2025 or January 25, 2025 were as follows (dollars in millions):

	July 26, 2025		January 25, 2025
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$201.0	12.3%	$127.7	9.4%
Charter Communications	$234.0	14.3%	$158.9	11.7%
Lumen Technologies	$255.4	15.6%	$287.1	21.1%

We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of July 26, 2025 or January 25, 2025.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	July 26, 2025	January 25, 2025
Prepaid expenses	$33,607	$20,688
Deposits and other current assets	8,023	11,332
Receivables on equipment sales	1,446	1,237
Restricted cash	1,372	1,372
Other current assets	$44,448	$34,629

Other assets consisted of the following (dollars in thousands):

	July 26, 2025	January 25, 2025
Insurance recoveries/receivables for accrued insurance claims	9,585	3,343
Deferred financing costs	4,297	4,945
Restricted cash	332	432
Cloud computing software	53,478	29,844
Other non-current assets	8,020	8,025
Other assets	$75,712	$46,589

See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	July 26, 2025	January 25, 2025
Cash and equivalents	$28,460	$92,670
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	332	432
Cash equivalents and restricted cash	$30,164	$94,474

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	July 26, 2025	January 25, 2025
Land	—	$7,870	$8,419
Buildings	10-35	24,504	19,851
Leasehold improvements	1-10	21,987	27,685
Vehicles	1-5	953,925	932,209
Equipment and machinery	1-10	452,131	448,368
Computer hardware and software	1-7	140,017	136,190
Office furniture and equipment	1-10	9,458	12,285
Total		1,609,892	1,585,007
Less: accumulated depreciation		(1,045,214)	(1,043,086)
Property and equipment, net		$564,678	$541,921

Depreciation expense was $48.9 million and $40.7 million for the three months ended July 26, 2025 and July 27, 2024, respectively and $95.3 million and $80.0 million for the six months ended July 26, 2025 and July 27, 2024, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $332.6 million and $330.3 million as of July 26, 2025 and January 25, 2025, respectively. Changes in the carrying amount of goodwill consisted of the following (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 25, 2025	$579,361	$(249,031)	$330,330
Goodwill adjustment from fiscal 2025 acquisitions	2,315	—	2,315
Balance as of July 26, 2025	$581,676	$(249,031)	$332,645

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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2025 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of July 26, 2025, we believe the carrying amounts of goodwill and the indefinite-lived intangible asset are recoverable for all of our reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	July 26, 2025				January 25, 2025
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	9.3	$452,417	$285,122	$167,295	$452,417	$270,210	$182,207
Trade names, finite	7.8	14,080	9,587	4,493	14,080	9,293	4,787
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Contract backlog	1.0	37,900	18,583	19,317	37,900	9,890	28,010
Non-compete agreements	2.3	75	41	34	75	33	42
		$509,172	$313,333	$195,839	$509,172	$289,426	$219,746

Amortization of our customer relationship intangibles and our contract backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $11.9 million and $5.9 million for the three months ended July 26, 2025 and July 27, 2024, respectively and $23.9 million and $11.8 million for the six months ended July 26, 2025 and July 27, 2024, respectively.

As of July 26, 2025, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
Remainder of 2026	$24,489
2027	38,500
2028	26,462
2029	19,269
2030	18,796
2031	18,126
Thereafter	45,497
Total	$191,139

As of July 26, 2025, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	July 26, 2025	January 25, 2025
Accrued insurance claims - current	$46,345	$46,686
Accrued insurance claims - non-current	54,602	49,836
Accrued insurance claims	$100,947	$96,522

Insurance recoveries/receivables:
Non-current (included in Other assets)	9,585	3,343
Insurance recoveries/receivables	$9,585	$3,343

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the six months ended July 26, 2025, total insurance recoveries/receivables increased as a result of additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 11 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and six months ended July 26, 2025 and July 27, 2024 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Lease cost under long-term operating leases	$12,537	$10,903	$25,518	$21,364
Lease cost under short-term operating leases	4,000	4,386	7,724	8,380
Variable lease cost under short-term and long-term operating leases(1)	1,118	913	2,308	2,005
Total lease cost	$17,655	$16,202	$35,550	$31,749

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $117.8 million as of July 26, 2025 and $112.8 million as of January 25, 2025. Supplemental balance sheet information related to these liabilities is as follows:

	July 26, 2025	January 25, 2025
Weighted average remaining lease term	4.8 years	4.6 years
Weighted average discount rate	5.8%	5.8%

Supplemental cash flow information related to our long-term operating lease liabilities for the three and six months ended July 26, 2025 and July 27, 2024 is as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Cash paid for amounts included in the measurement of lease liabilities	$7,279	$11,458	$20,208	$20,886
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$11,000	$9,336	$21,913	$22,922

As of July 26, 2025, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2026	$21,043
2027	38,901
2028	25,451
2029	15,435
2030	8,860
2031	4,339
Thereafter	22,646
Total lease payments	136,675
Less: imputed interest	(18,883)
Total	$117,792

As of July 26, 2025, the Company had additional operating leases with total lease costs of $0.4 million that have not yet commenced. These leases will commence in fiscal 2026.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	July 26, 2025	January 25, 2025
Accrued payroll and related taxes	$45,621	$35,543
Accrued construction costs	40,930	36,078
Accrued employee benefit and incentive plan costs	49,224	61,213
Other current liabilities	36,560	34,136
Other accrued liabilities	$172,335	$166,970

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	July 26, 2025	January 25, 2025
Credit Agreement - Revolving facility (matures January 2029)	$85,000	$—
Credit Agreement - Term loan facility (matures January 2029)	$447,501	$447,115
4.50% senior notes, net (mature April 2029)	496,557	496,097
	1,029,058	943,212
Less: current portion	(20,000)	(10,000)
Long-term debt	$1,009,058	$933,212

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

The following table summarizes the net carrying value of the term loan as of July 26, 2025 and January 25, 2025 (dollars in thousands):

	July 26, 2025	January 25, 2025
Principal amount of term loan	$450,000	$450,000
Less: Debt issuance costs	(2,499)	(2,885)
Net carrying amount of term loan	$447,501	$447,115

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

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both July 26, 2025 and January 25, 2025.

The weighted average interest rates and fees for balances under our Credit Agreement as of July 26, 2025 and January 25, 2025 were as follows:

	Weighted Average Rate End of Period
	July 26, 2025	January 25, 2025
Borrowings - Term loan facility	5.95%	6.02%
Borrowings - Revolving facility(1)	5.94%	—%
Standby Letters of Credit	1.50%	1.63%
Unused Revolver Commitment	0.25%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of January 25, 2025.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 26, 2025 and January 25, 2025, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $517.5 million and $602.5 million, respectively as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of July 26, 2025 and January 25, 2025 (dollars in thousands):

	July 26, 2025	January 25, 2025
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(3,443)	(3,903)
Net carrying amount of 2029 Notes	$496,557	$496,097

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $97.28 and $94.65 as of July 26, 2025 and January 25, 2025, respectively (dollars in thousands):

	July 26, 2025	January 25, 2025
Fair value of principal amount of 2029 Notes	$486,400	$473,250
Less: Debt issuance costs	(3,443)	(3,903)
Fair value of 2029 Notes	$482,957	$469,347

15. Income Taxes

Our effective income tax rate was 25.7% and 27.9% for the three months ended July 26, 2025 and July 27, 2024, respectively and 24.4% and 24.0% for the six months ended July 26, 2025 and July 27, 2024, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

On July 4, 2025, the U.S. government enacted tax legislation that reinstates 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025 and restores immediate deductibility of domestic research & experimental expenditures. Although certain provisions of the legislation are still subject to further regulatory interpretation, we expect that our cash tax requirements will be reduced in the current fiscal year compared to the amount that would have been required prior to enactment.

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Gain on sale of fixed assets	$10,103	$8,160	$19,875	$20,564
Miscellaneous expense, net	(3,273)	(1,741)	(5,782)	(4,895)
Other income, net	$6,830	$6,419	$14,093	$15,669

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

17. Capital Stock

Repurchases of Common Stock. On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During the three months ended April 26, 2025, the Company repurchased 200,000 shares of common stock, at an average price of $150.93, for $30.2 million. As of July 26, 2025, $119.8 million of the authorization was available for repurchases.

Restricted Stock Tax Withholdings. During the six months ended July 26, 2025 and July 27, 2024, we withheld 84,296 shares totaling $13.0 million and 113,654 shares totaling $16.3 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been cancelled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

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

During the three months ended July 27, 2024, the Company announced its CEO succession plan and transition. In connection with this transition, the Company incurred approximately $11.4 million of incremental stock-based compensation modification expense in fiscal 2025 related to previously issued equity awards. Of this total, approximately $2.2 million was recognized during the three months ended July 27, 2024.

Stock-based compensation expense and the related tax benefit recognized during the three and six months ended July 26, 2025 and July 27, 2024 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Stock-based compensation	$8,100	$9,482	$17,199	$17,305
Income tax effect of stock-based compensation	$1,998	$2,330	$4,237	$4,269

During the three months ended July 26, 2025 and July 27, 2024, the Company realized $0.6 million and $0.1 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the six months ended July 26, 2025 and July 27, 2024, the Company realized approximately $2.8 million and $6.0 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of July 26, 2025, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $0.9 million, $41.0 million, and $18.4 million, respectively. This expense will be recognized over a weighted-average number of years of 2.2, 2.5, and 1.4, respectively, based on the average remaining service periods for the awards. We may recognize an additional $11.8 million in compensation expense in future periods after July 26, 2025 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the six months ended July 26, 2025:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 25, 2025	111,311	$106.13
Granted	—	$—
Options exercised	(39,071)	$99.79
Outstanding as of July 26, 2025	72,240	$109.55

Exercisable options as of July 26, 2025	24,147	$97.91

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended July 26, 2025:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 25, 2025	300,826	$121.35	366,433	$118.51
Granted	149,031	$164.13	95,514	$161.57
Share units vested	(98,992)	$112.31	(144,159)	$109.43
Forfeited or cancelled	(2,241)	$122.08	(43,487)	$109.37
Outstanding as of July 26, 2025	348,624	$142.20	274,301	$139.73

The total number of granted Performance RSUs presented above consists of 47,757 target shares and 47,757 supplemental shares. The total number of Performance RSUs outstanding as of July 26, 2025 consists of 170,721 target shares and 103,580 supplemental shares. With respect to the Company’s Performance Year ended January 25, 2025, the Company added 17,287 supplemental shares and cancelled 41,466 supplemental shares during the six months ended July 26, 2025, as a result of the performance period criteria not being met.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated. Customers whose contract revenues exceeded 10% of total contract revenues during the three and six months ended July 26, 2025 or July 27, 2024, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 26, 2025		July 27, 2024		July 26, 2025		July 27, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$373.0	27.1%	$210.2	17.5%	$698.1	26.5%	$425.7	18.2%
Lumen Technologies	155.4	11.3	163.7	13.6	280.6	10.6	320.5	13.7
Total other customers combined	849.5	61.6	829.2	68.9	1,657.9	62.9	1,599.3	68.1
Total contract revenues	$1,377.9	100.0%	$1,203.1	100.0%	$2,636.6	100.0%	$2,345.5	100.0%

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and six months ended July 26, 2025 and July 27, 2024 were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 26, 2025		July 27, 2024		July 26, 2025		July 27, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$1,269.1	92.1%	$1,086.2	90.3%	$2,418.0	91.7%	$2,113.0	90.0%
Underground facility locating	84.1	6.1	82.1	6.8	166.4	6.3	163.1	7.0
Electrical and gas utilities and other	24.7	1.8	34.8	2.9	52.2	2.0	69.4	3.0
Total contract revenues	$1,377.9	100.0%	$1,203.1	100.0%	$2,636.6	100.0%	$2,345.5	100.0%

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of July 26, 2025 and January 25, 2025, we had $431.6 million and $413.5 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At each of July 26, 2025 and January 25, 2025, we had $31.0 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. At each of July 26, 2025 and January 25, 2025, we had $47.5 million of outstanding standby letters of credit issued under our credit agreement.

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

Demand for high-speed and low-latency connectivity is expanding, driven by data-intensive applications and mobile usage, necessitating extensive wireline network upgrades and extensions, new and expanding fiber infrastructure for data centers to meet the current and future needs of AI, and advanced wireless network deployments. This widespread need for expanded and enhanced connectivity fuels significant opportunities within the digital infrastructure sector. Our relationships, national footprint, and ability to manage increasing complexity differentiate us and we are confident in our ability to capitalize on industry opportunities.

Our strategy centers on our core maintenance and operations services which provide a strong foundation to capitalize on other drivers of demand for telecommunications and digital infrastructure. These include multi-year fiber-to-the-home deployments throughout the United States, increasing fiber infrastructure builds to support hyperscaler data center growth, continued state and federal program spending to bridge the digital divide and wireless network modernization programs to meet increasing digital demands.
The cyclical nature of the industry we serve affects demand for our services, and our contract revenues and results of operations exhibit seasonality as a significant portion of our work is performed outdoors. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, our customers’ positioning and strategic plans. Other factors that may affect our customers and their capital expenditure budgets include the availability of state and federal funding, the implementation or enforcement of regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities.

Our customer base is highly concentrated. The following reflects the percentage of total contract revenues from customers who contributed at least 10% to our total contract revenues during the three and six months ended July 26, 2025 or July 27, 2024:

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
AT&T Inc.	27.1%	17.5%	26.5%	18.2%
Lumen Technologies	11.3%	13.6%	10.6%	13.7%

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Multi-year master service agreements	86.6%	78.0%	86.6%	78.0%
Other long-term contracts	5.7	10.6	5.9	11.0
Total long-term contracts	92.3%	88.6%	92.5%	89.0%

Acquisitions
As part of our growth strategy, we have and may continue to acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

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

For certain contracts, representing less than 5% of contract revenues during each of the six months ended July 26, 2025 and July 27, 2024, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	July 26, 2025		July 27, 2024		July 26, 2025		July 27, 2024
Contract revenues	$1,377.9	100.0%	$1,203.1	100.0%	$2,636.6	100.0%	$2,345.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	1,070.5	77.7	952.9	79.2	2,081.6	79.0	1,874.5	79.9
General and administrative	106.8	7.8	99.6	8.3	210.5	8.0	194.1	8.3
Depreciation and amortization	60.9	4.4	46.6	3.9	119.2	4.5	91.8	3.9
Total	1,238.1	89.9	1,099.0	91.4	2,411.3	91.5	2,160.4	92.1
Interest expense, net	(15.6)	(1.1)	(14.7)	(1.2)	(29.6)	(1.1)	(27.5)	(1.2)
Loss on debt extinguishment	—	—	(1.0)	(0.1)	—	—	(1.0)	—
Other income, net	6.8	0.5	6.4	0.5	14.1	0.5	15.7	0.7
Income before income taxes	131.1	9.5	94.8	7.9	209.7	8.0	172.3	7.3
Provision for income taxes	33.6	2.4	26.4	2.2	51.2	1.9	41.3	1.8
Net income	$97.5	7.1%	$68.4	5.7%	$158.5	6.0%	$131.0	5.6%

Contract Revenues. Contract revenues were $1.378 billion during the three months ended July 26, 2025 compared to $1.203 billion during the three months ended July 27, 2024. Contract revenues from acquired businesses were $139.8 million and $5.7 million for the three months ended July 26, 2025 and July 27, 2024, respectively. Acquired revenues represent contract revenues from acquired businesses that were not owned for the full period in both the current and comparable prior periods. Excluding amounts generated by the acquired businesses, contract revenues increased by $40.9 million during the three months ended July 26, 2025 compared to the three months ended July 27, 2024, primarily due to net revenue increases in fiber-to-the-home deployments, including rural fiber deployment programs.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 92.1%, 6.1%, and 1.8%, respectively, for the three months ended July 26, 2025 compared to 90.3%, 6.8%, and 2.9%, respectively, for the three months ended July 27, 2024.

Contract revenues were $2.637 billion during the six months ended July 26, 2025 compared to $2.345 billion during the six months ended July 27, 2024. Contract revenues from acquired businesses were $256.6 million and $13.5 million for the six months ended July 26, 2025 and July 27, 2024, respectively. Excluding amounts generated by the acquired businesses, contract revenues increased by $48.0 million during the six months ended July 26, 2025 compared to the six months ended July 27, 2024, primarily due to net revenue increases in fiber-to-the-home deployments, including rural fiber deployment programs.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.7%, 6.3%, and 2.0%, respectively, for the six months ended July 26, 2025 compared to 90.0%, 7.0%, and 3.0%, respectively, for the six months ended July 27, 2024.

Costs of Earned Revenues. Costs of earned revenues increased to $1.070 billion, or 77.7% of contract revenues, during the three months ended July 26, 2025 compared to $952.9 million, or 79.2% of contract revenues, during the three months ended July 27, 2024. The primary components of the increase were an $89.9 million aggregate increase in direct labor and subcontractor costs, a $15.2 million increase in direct materials expense, a $12.1 million increase in other direct costs, and a $0.3 million increase in equipment and fuel costs.

Costs of earned revenues as a percentage of contract revenues decreased 1.5% during the three months ended July 26, 2025 compared to the three months ended July 27, 2024. Labor and subcontracted labor costs decreased 1.6% primarily due to the mix of work performed during the three months ended July 26, 2025. Direct material costs increased 0.5% primarily as a result of our mix of work in which we provide materials for customers. Equipment and fuel costs decreased 0.5% and other direct costs increased by 0.1% on a net basis as a percentage of contract revenues for the three months ended July 26, 2025 compared to the three months ended July 27, 2024.

Costs of earned revenues increased to $2.082 billion, or 79.0% of contract revenues, during the six months ended July 26, 2025 compared to $1.875 billion, or 79.9% of contract revenues, during the six months ended July 27, 2024. The primary components of the increase were a $172.3 million aggregate increase in direct labor and subcontractor costs, a $18.6 million increase in direct materials expense, and a $17.7 million increase in other direct costs, offset by a $1.6 million decrease in equipment and fuel costs.

Costs of earned revenues as a percentage of contract revenues decreased 1.0% during the six months ended July 26, 2025 compared to the six months ended July 27, 2024. Labor and subcontracted labor costs decreased 0.5% primarily due to the mix of work performed during the six months ended July 26, 2025. Direct material costs increased 0.1% primarily as a result of our mix of work in which we provide materials for customers. Equipment and fuel costs decreased 0.5% and other direct costs decreased by 0.1% on a net basis as a percentage of contract revenues for the six months ended July 26, 2025 compared to the six months ended July 27, 2024.

General and Administrative Expenses. General and administrative expenses increased to $106.8 million, or 7.8% of contract revenues, during the three months ended July 26, 2025 compared to $99.6 million, or 8.3% of contract revenues, during the three months ended July 27, 2024. The increase in total general and administrative expenses during the three months ended July 26, 2025 is mainly attributable to an increase in administrative, payroll, performance based compensation and other costs, including incremental general and administrative expenses from the acquired businesses.

General and administrative expenses increased to $210.5 million, or 8.0% of contract revenues, during the six months ended July 26, 2025 compared to $194.1 million, or 8.3% of contract revenues, during the six months ended July 27, 2024. The increase in total general and administrative expenses during the six months ended July 26, 2025 is mainly attributable to an increase in administrative, payroll, performance based compensation and other costs, including incremental general and administrative expenses from the acquired businesses.

Depreciation and Amortization. Depreciation expense was $48.9 million, or 3.6% of contract revenues, during the three months ended July 26, 2025 compared to $40.7 million, or 3.4% of contract revenues, during the three months ended July 27, 2024. Depreciation expense was $95.3 million, or 3.6% of contract revenues, during the six months ended July 26, 2025 compared to $80.0 million, or 3.4% of contract revenues, during the six months ended July 27, 2024. The increase in depreciation expense during the three and six months ended July 26, 2025 is primarily due to higher capital expenditures to support our growth in operations, the normal replacement cycle of fleet assets, and depreciation from acquired businesses.

Amortization expense was $11.9 million and $5.9 million during the three months ended July 26, 2025 and July 27, 2024, respectively and $23.9 million and $11.8 million during the six months ended July 26, 2025 and July 27, 2024, respectively. The increase in amortization expense during the three and six months ended July 26, 2025 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net was $15.6 million and $14.7 million during the three months ended July 26, 2025 and July 27, 2024, respectively, as a result of higher outstanding borrowings during the current period.

Interest expense, net was $29.6 million and $27.5 million during the six months ended July 26, 2025 and July 27, 2024, respectively, as a result of higher outstanding borrowings during the current period.

Loss on Debt Extinguishment. Loss on debt during the three months ended July 27, 2024 of $1.0 million includes the write-off of deferred debt issuance costs in connection with the Credit Agreement amendment. See “Liquidity and Capital Resources - Compliance with Credit Agreement” for more information.

Other Income, Net. Other income, net was $6.8 million and $6.4 million during the three months ended July 26, 2025 and July 27, 2024, respectively and $14.1 million and $15.7 million during the six months ended July 26, 2025 and July 27, 2024, respectively. Gain on sale of fixed assets, net was $10.1 million and $8.2 million during the three months ended July 26, 2025 and July 27, 2024, respectively and $19.9 million and $20.6 million during the six months ended July 26, 2025 and July 27, 2024, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $4.2 million and $3.0 million of expense during the three months ended July 26, 2025 and July 27, 2024 respectively, and $7.8 million and $5.9 million during the six months ended July 26, 2025 and July 27, 2024, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended July 26, 2025 and July 27, 2024 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Income tax provision	$33.6	$26.4	$51.2	$41.3
Effective income tax rate	25.7%	27.9%	24.4%	24.0%

Our effective income tax rate was 25.7% and 27.9% for the three months ended July 26, 2025 and July 27, 2024, respectively, and 24.4% and 24.0% for the six months ended July 26, 2025 and July 27, 2024, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

On July 4, 2025, the U.S. government enacted tax legislation that reinstates 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025 and restores immediate deductibility of domestic research & experimental expenditures. Although certain provisions of the legislation are still subject to further regulatory interpretation, we expect that our cash tax requirements will be reduced in the current fiscal year compared to the amount that would have been required prior to enactment.
Net Income. Net income was $97.5 million for the three months ended July 26, 2025 compared to $68.4 million for the three months ended July 27, 2024. Net income was $158.5 million for the six months ended July 26, 2025 compared to $131.0 million for the six months ended July 27, 2024.

Non-GAAP Adjusted EBITDA. Adjusted EBITDA is a Non-GAAP measure, as defined by the rules of the SEC. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, gain on sale of fixed assets, stock-based compensation expense, and certain non-recurring items. Management believes Adjusted EBITDA is a helpful measure for comparing the Company’s operating performance with prior periods as well as with the performance of other companies with different capital structures or tax rates. The following table provides a reconciliation of net income to Non-GAAP Adjusted EBITDA (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Net income	$97.5	$68.4	$158.5	$131.0
Interest expense, net	15.6	14.7	29.6	27.5
Provision for income taxes	33.6	26.4	51.2	41.3
Depreciation and amortization	60.9	46.6	119.2	91.8
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	207.6	156.1	358.5	291.6
Gain on sale of fixed assets	(10.1)	(8.2)	(19.9)	(20.6)
Stock-based compensation expense	8.1	9.5	17.2	17.3
Loss on debt extinguishment	—	1.0	—	1.0
Non-GAAP Adjusted EBITDA	$205.6	$158.4	$355.8	$289.3
Non-GAAP Adjusted EBITDA % of contract revenues	14.9%	13.2%	13.5%	12.3%

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $28.5 million as of July 26, 2025 compared to $92.7 million as of January 25, 2025. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,346.2 million as of July 26, 2025 compared to $1,117.5 million as of January 25, 2025.

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

Net Cash Flows. The following table presents our net cash flows for the six months ended July 26, 2025 and July 27, 2024 (dollars in millions):

	For the Six Months Ended
	July 26, 2025	July 27, 2024
Net cash flows:
Provided by (used in) operating activities	$3.5	$(44.9)
Used in investing activities	$(107.7)	$(119.0)
Provided by financing activities	$39.9	$82.3

Cash Provided by (Used in) Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets, loss on debt extinguishment and provision for (recovery of) bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the six months ended July 26, 2025, net cash provided by operating activities was $3.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $335.7 million of operating cash flow during the six months ended July 26, 2025. Changes that used operating cash flow during the six months ended July 26, 2025 included an increase in accounts receivable, in income taxes receivables, in contract assets, net, in other assets, and in other current assets and inventories of $216.0 million, $63.5 million, $59.9 million, $23.6 million, and $7.1 million, respectively and a decrease in accrued liabilities, net of $15.2 million. Changes that provided cash flow during the six months ended July 26, 2025 included an increase in accounts payable of $49.6 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for credit losses, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Our DSO was 108 as of July 26, 2025 compared to 117 as of July 27, 2024.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of July 26, 2025 and January 25, 2025 and Note 19, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of July 26, 2025 or January 25, 2025.

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

Cash Used in Investing Activities. Net cash used in investing activities was $107.7 million during the six months ended July 26, 2025 compared to $119.0 million during the six months ended July 27, 2024. During the six months ended July 26, 2025 and July 27, 2024, capital expenditures were $131.2 million and $107.4 million, respectively, and cash paid for acquisitions during the six months ended July 27, 2024 was $33.8 million. These expenditures were offset in part by proceeds from the sale of assets of $23.5 million and $22.2 million during the six months ended July 26, 2025 and July 27, 2024, respectively.
Cash Provided by Financing Activities. Net cash provided by financing activities was $39.9 million during the six months ended July 26, 2025. During the six months ended July 26, 2025, borrowings and repayments under our Credit Agreement were $629.0 million and $544.0 million, respectively. In addition, we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $150.93 per share, for $30.2 million, during the six months ended July 26, 2025. We also paid $13.0 million, net to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 26, 2025. In addition, we paid $1.9 million, net, to tax authorities for payroll tax withholding obligations on the exercise of stock options.

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

Standby letters of credit of approximately $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of both July 26, 2025 and January 25, 2025.

The weighted average interest rates and fees for balances under our Credit Agreement as of July 26, 2025 and January 25, 2025 were as follows:

	Weighted Average Rate End of Period
	July 26, 2025	January 25, 2025
Borrowings - Term loan facility	5.95%	6.02%
Borrowings - Revolving facility(1)	5.94%	—%
Standby Letters of Credit	1.50%	1.63%
Unused Revolver Commitment	0.25%	0.30%

(1) There were no outstanding borrowings under our revolving facility as of January 25, 2025.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00 as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At July 26, 2025 and January 25, 2025, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $517.5 million and $602.5 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. We had $431.6 million and $413.5 million of outstanding performance and other surety contract bonds, as of July 26, 2025 and January 25, 2025, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $227.7 million as of July 26, 2025. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At each of July 26, 2025 and January 25, 2025, we had $31.0 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of both July 26, 2025 and January 25, 2025.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $7.989 billion and $7.760 billion at July 26, 2025 and January 25, 2025, respectively. We expect to complete 57.6% of the July 26, 2025 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended July 26, 2025. Our primary exposure to market risk relates to unfavorable changes in interest rates. Refer to the information on financial market risk related to changes in interest rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our Fiscal 2025 Annual Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 26, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
July 26, 2025, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended July 26, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
July 26, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 27, 2025 - May 24, 2025	—	$—	—	(1)
May 25, 2025 - June 21, 2025	—	$—	—	(1)
June 22, 2025 - July 26, 2025	—	$—	—	(1)

(1) On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During the three months ended April 26, 2025, the Company repurchased 200,000 shares of common stock, at an average price of $150.93, for $30.2 million. As of July 26, 2025, $119.8 million of the authorization was available for repurchases.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended July 26, 2025, none of our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

3(i)	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2025).
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 26, 2025, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith
*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	August 21, 2025	/s/ Daniel S. Peyovich
		Name: Title:	Daniel S. Peyovich President and Chief Executive Officer

Date:	August 21, 2025	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer