Form 10-Q
period 2025-10-25
DYCOM INDUSTRIES INC
filed 2025-11-20
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2025

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

There were 28,956,051 shares of common stock with a par value of $0.33 1/3 outstanding at November 18, 2025.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	October 25, 2025	January 25, 2025
ASSETS
Current assets:
Cash and equivalents	$110,109	$92,670
Accounts receivable, net (Note 6)	1,586,884	1,373,738
Contract assets	147,576	63,375
Inventories	120,057	127,255
Income tax receivable	19,869	2,963
Other current assets	41,475	34,629
Total current assets	2,025,970	1,694,630

Property and equipment, net	567,918	541,921
Operating lease right-of-use assets	118,769	112,151
Goodwill	332,645	330,330
Intangible assets, net	183,999	219,746
Other assets	95,523	46,589
Total assets	$3,324,824	$2,945,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,130	$223,490
Current portion of debt	20,000	10,000
Contract liabilities	54,766	73,548
Accrued insurance claims	53,060	46,686
Operating lease liabilities	38,135	35,823
Income taxes payable	—	30,636
Other accrued liabilities	193,367	166,970
Total current liabilities	656,458	587,153

Long-term debt	919,480	933,212
Accrued insurance claims - non-current	66,101	49,836
Operating lease liabilities - non-current	87,032	76,928
Deferred tax liabilities, net - non-current	85,082	32,172
Other liabilities	27,376	26,969
Total liabilities	1,841,529	1,706,270

COMMITMENTS AND CONTINGENCIES (Note 21)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 28,955,901 and 28,978,949 issued and outstanding, respectively	9,652	9,659
Additional paid-in capital	22,377	8,991
Retained earnings	1,451,266	1,220,447
Total stockholders’ equity	1,483,295	1,239,097
Total liabilities and stockholders’ equity	$3,324,824	$2,945,367

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	October 25, 2025	October 26, 2024

Contract revenues	$1,451,798	$1,272,007

Costs of earned revenues, excluding depreciation and amortization	1,131,596	1,007,412
General and administrative	107,297	110,777
Depreciation and amortization	62,159	52,001
Total	1,301,052	1,170,190

Interest expense, net	(13,782)	(17,451)
Other income, net	3,298	6,926
Income before income taxes	140,262	91,292

Provision for income taxes	33,897	21,503

Net income	$106,365	$69,789

Earnings per common share:
Basic earnings per common share	$3.67	$2.39

Diluted earnings per common share	$3.63	$2.37

Shares used in computing earnings per common share:
Basic	28,953,396	29,154,262

Diluted	29,330,297	29,481,003

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Nine Months Ended
	October 25, 2025	October 26, 2024

Contract revenues	$4,088,349	$3,617,489

Costs of earned revenues, excluding depreciation and amortization	3,213,158	2,881,930
General and administrative	317,816	304,915
Depreciation and amortization	181,402	143,778
Total	3,712,376	3,330,623

Interest expense, net	(43,385)	(44,941)
Loss on debt extinguishment	—	(965)
Other income, net	17,391	22,595
Income before income taxes	349,979	263,555

Provision for income taxes	85,083	62,812

Net income	$264,896	$200,743

Earnings per common share:
Basic earnings per common share	$9.15	$6.89

Diluted earnings per common share	$9.05	$6.81

Shares used in computing earnings per common share:
Basic	28,941,923	29,121,475

Diluted	29,278,792	29,489,808

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Net income	$106,365	$69,789	$264,896	$200,743
Disposal of foreign entity	—	—	—	1,547
Comprehensive income	$106,365	$69,789	$264,896	$202,290

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	October 25, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 26, 2025	28,948,365	$9,649	$15,181	$1,344,901	$1,369,731
Stock-based compensation	48	—	7,986	—	7,986
Issuance of restricted stock, net of tax withholdings	7,488	3	(790)	—	(787)
Net income	—	—	—	106,365	106,365
Balances as of October 25, 2025	28,955,901	$9,652	$22,377	$1,451,266	$1,483,295

	For the Three Months Ended
	October 26, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of July 27, 2024	29,098,029	$9,699	$17,238	$1,131,512	$1,158,449
Stock options exercised	70,693	24	(8,083)	—	(8,059)
Stock-based compensation	189	—	14,024	—	14,024
Issuance of restricted stock, net of tax withholdings	6,708	2	(527)	—	(525)
Net income	—	—	—	69,789	69,789
Balances as of October 26, 2024	29,175,619	$9,725	$22,652	$1,201,301	$1,233,678

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	October 25, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2025	28,978,949	$9,659	$8,991	$—	$1,220,447	$1,239,097
Stock options exercised	13,144	4	(1,916)	—	—	(1,912)
Stock-based compensation	438	—	25,185	—	—	25,185
Issuance of restricted stock, net of tax withholdings	163,370	55	(892)	—	(12,949)	(13,786)
Repurchase of common stock, including applicable excise tax	(200,000)	(66)	(8,991)	—	(21,128)	(30,185)
Net income	—	—	—	—	264,896	264,896
Balances as of October 25, 2025	28,955,901	$9,652	$22,377	$—	$1,451,266	$1,483,295

	For the Nine Months Ended
	October 26, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 27, 2024	29,091,278	$9,697	$6,217	$(1,547)	$1,040,289	$1,054,656
Stock options exercised	74,669	25	(7,984)	—	—	(7,959)
Stock-based compensation	897	—	31,329	—	—	31,329
Issuance of restricted stock, net of tax withholdings	218,775	73	(6,811)	—	(10,113)	(16,851)
Repurchase of common stock, including applicable excise tax	(210,000)	(70)	(99)	—	(29,618)	(29,787)
Disposal of foreign entity	—	—	—	1,547	—	1,547
Net income	—	—	—	—	200,743	200,743
Balances as of October 26, 2024	29,175,619	$9,725	$22,652	$—	$1,201,301	$1,233,678

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	October 25, 2025	October 26, 2024
Cash flows from operating activities:
Net income	$264,896	$200,743
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	181,402	143,778
Non-cash lease expense	38,130	29,877
Deferred income tax provision (benefit)	52,910	(17,880)
Stock-based compensation	25,185	31,329
Provision for (recovery of) bad debt, net	1,536	(1,006)
Gain on sale of fixed assets	(24,635)	(28,765)
Loss on debt extinguishment	—	965
Amortization of debt issuance costs and other	2,242	3,684
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(214,853)	(405,498)
Contract assets, net	(102,984)	19,192
Other current assets and inventories	(2,493)	7,107
Other assets	(38,458)	(9,087)
Income taxes payable/receivable	(47,542)	22,361
Accounts payable	80,665	2,881
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	7,504	21,198
Net cash provided by operating activities	223,505	20,879

Cash flows from investing activities:
Capital expenditures	(186,403)	(181,965)
Proceeds from sale of assets	31,120	30,413
Cash paid for acquisitions, net of cash acquired	—	(183,876)
Net cash used in investing activities	(155,283)	(335,428)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loan	629,000	755,375
Principal payments on senior credit agreement, including term loan	(634,000)	(465,375)
Debt issuance costs	—	(6,671)
Repurchase of common stock	(30,185)	(29,787)
Exercise of stock options	(1,912)	(7,959)
Restricted stock tax withholdings	(13,786)	(16,851)
Net cash (used in) provided by financing activities	(50,883)	228,732
Net increase (decrease) in cash, cash equivalents and restricted cash	17,339	(85,817)

Cash, cash equivalents and restricted cash at beginning of period (Note 8)	94,474	102,890

Cash, cash equivalents and restricted cash at end of period (Note 8)	$111,813	$17,073

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$46,499	$47,385
Cash paid for taxes, net	$81,262	$57,770
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$7,162	$11,925

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

Reclassification. Certain prior year amounts in Note 13, Other Accrued Liabilities, have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the total reported amount of other accrued liabilities or on the reported results of operations.

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

Recently Adopted Accounting Standards

None.

Accounting Standards Not Yet Adopted

Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosures will be applied on a prospective basis, with the option to apply them retrospectively. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We plan to adopt the provisions of ASU 2023-09 in the fourth quarter of fiscal 2026, which will result in additional disclosures in the notes to our consolidated financial statements. The adoption of the provisions of ASU 2023-09 will not impact our financial position or results of operations..

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

Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes the approach for internal-use software by eliminating the previous stage-based capitalization model so that the guidance is neutral to different software development projects. Entities may apply the guidance using a prospective, retrospective or modified transition approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Net income available to common stockholders (numerator)	$106,365	$69,789	$264,896	$200,743

Weighted-average number of common shares (denominator)	28,953,396	29,154,262	28,941,923	29,121,475

Basic earnings per common share	$3.67	$2.39	$9.15	$6.89

Weighted-average number of common shares	28,953,396	29,154,262	28,941,923	29,121,475
Potential shares of common stock arising from stock options, and unvested restricted share units	376,901	326,741	336,869	368,333
Total shares-diluted (denominator)	29,330,297	29,481,003	29,278,792	29,489,808

Diluted earnings per common share	$3.63	$2.37	$9.05	$6.81

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	165,429	203,724	150,691	142,846

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

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	October 25, 2025	January 25, 2025
Trade accounts receivable	$560,382	$538,475
Unbilled accounts receivable	998,954	801,423
Retainage	30,081	34,934
Total	1,589,417	1,374,832
Less: allowance for credit losses	(2,533)	(1,094)
Accounts receivable, net	$1,586,884	$1,373,738

We maintain an allowance for credit losses for estimated losses on uncollected balances. The allowance for credit losses changed as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Allowance for credit losses at beginning of period	$2,595	$1,671	$1,094	$2,776
(Recovery of) provision for bad debt	(62)	84	1,536	(1,006)
Amounts charged against the allowance	—	(478)	(97)	(493)
Allowance for credit losses at end of period	$2,533	$1,277	$2,533	$1,277

Contract Assets and Contract Liabilities

Net contract assets (liabilities) consisted of the following (dollars in thousands):

	October 25, 2025	January 25, 2025
Contract assets	$147,576	$63,375
Contract liabilities	54,766	73,548
Contract assets (liabilities), net	$92,810	$(10,173)

The change in contract assets (liabilities), net, primarily resulted from increased services performed under contracts consisting of multiple tasks. During the three and nine months ended October 25, 2025, we performed services and recognized $5.9 million and $39.3 million of contract revenues related to contract liabilities that existed at January 25, 2025.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net as of October 25, 2025 or January 25, 2025 were as follows (dollars in millions):

	October 25, 2025		January 25, 2025
	Amount	% of Total	Amount	% of Total
AT&T Inc.	$173.5	10.3%	$127.7	9.4%
Charter Communications	$254.6	15.2%	$158.9	11.7%
Lumen Technologies	$281.0	16.7%	$287.1	21.1%

We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of October 25, 2025 or January 25, 2025.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	October 25, 2025	January 25, 2025
Prepaid expenses	$28,373	$20,688
Deposits and other current assets	10,284	11,332
Receivables on equipment sales	1,446	1,237
Restricted cash	1,372	1,372
Other current assets	$41,475	$34,629

Other assets consisted of the following (dollars in thousands):

	October 25, 2025	January 25, 2025
Insurance recoveries/receivables for accrued insurance claims	14,823	3,343
Deferred financing costs	4,042	4,945
Restricted cash	332	432
Cloud computing software	55,537	29,844
Other non-current assets	20,789	8,025
Other assets	$95,523	$46,589

See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	October 25, 2025	January 25, 2025
Cash and equivalents	$110,109	$92,670
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	332	432
Cash equivalents and restricted cash	$111,813	$94,474

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	October 25, 2025	January 25, 2025
Land	—	$8,471	$8,419
Buildings	10-35	24,976	19,851
Leasehold improvements	1-10	22,316	27,685
Vehicles	1-5	976,269	932,209
Equipment and machinery	1-10	456,636	448,368
Computer hardware and software	1-7	141,445	136,190
Office furniture and equipment	1-10	9,352	12,285
Total		1,639,465	1,585,007
Less: accumulated depreciation		(1,071,547)	(1,043,086)
Property and equipment, net		$567,918	$541,921

Depreciation expense was $50.3 million and $42.4 million for the three months ended October 25, 2025 and October 26, 2024, respectively and $145.7 million and $122.4 million for the nine months ended October 25, 2025 and October 26, 2024, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $332.6 million and $330.3 million as of October 25, 2025 and January 25, 2025, respectively. Changes in the carrying amount of goodwill consisted of the following (dollars in thousands):

	Goodwill	Accumulated Impairment Losses	Total
Balance as of January 25, 2025	$579,361	$(249,031)	$330,330
Goodwill adjustment from fiscal 2025 acquisitions	2,315	—	2,315
Balance as of October 25, 2025	$581,676	$(249,031)	$332,645

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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2025 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of October 25, 2025, we believe the carrying amounts of goodwill and the indefinite-lived intangible asset are recoverable for all of our reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	October 25, 2025				January 25, 2025
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	9.1	$452,417	$292,464	$159,953	$452,417	$270,210	$182,207
Trade names, finite	7.6	14,080	9,734	4,346	14,080	9,293	4,787
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Contract backlog	0.8	37,900	22,930	14,970	37,900	9,890	28,010
Non-compete agreements	2.0	75	45	30	75	33	42
		$509,172	$325,173	$183,999	$509,172	$289,426	$219,746

Amortization of our customer relationship intangibles and our contract backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $11.8 million and $9.6 million for the three months ended October 25, 2025 and October 26, 2024, respectively and $35.7 million and $21.3 million for the nine months ended October 25, 2025 and October 26, 2024, respectively.

As of October 25, 2025, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
Remainder of 2026	$12,649
2027	38,500
2028	26,462
2029	19,269
2030	18,796
2031	18,126
Thereafter	45,497
Total	$179,299

As of October 25, 2025, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	October 25, 2025	January 25, 2025
Accrued insurance claims - current	$53,060	$46,686
Accrued insurance claims - non-current	66,101	49,836
Accrued insurance claims	$119,161	$96,522

Insurance recoveries/receivables:
Non-current (included in Other assets)	14,823	3,343
Insurance recoveries/receivables	$14,823	$3,343

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the nine months ended October 25, 2025, total insurance recoveries/receivables increased as a result of additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 10 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and nine months ended October 25, 2025 and October 26, 2024 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Lease cost under long-term operating leases	$12,611	$12,026	$38,130	$33,389
Lease cost under short-term operating leases	4,801	4,537	12,526	12,917
Variable lease cost under short-term and long-term operating leases(1)	1,522	602	3,830	2,607
Total lease cost	$18,934	$17,165	$54,486	$48,913

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $125.2 million as of October 25, 2025 and $112.8 million as of January 25, 2025. Supplemental balance sheet information related to these liabilities is as follows:

	October 25, 2025	January 25, 2025
Weighted average remaining lease term	4.9 years	4.6 years
Weighted average discount rate	5.8%	5.8%

Supplemental cash flow information related to our long-term operating lease liabilities for the three and nine months ended October 25, 2025 and October 26, 2024 is as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Cash paid for amounts included in the measurement of lease liabilities	$10,286	$12,063	$32,344	$31,266
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,607	$38,530	$39,510	$61,452

As of October 25, 2025, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2026	$10,417
2027	43,582
2028	29,427
2029	18,864
2030	11,505
2031	6,714
Thereafter	25,112
Total lease payments	145,621
Less: imputed interest	(20,454)
Total	$125,167

As of October 25, 2025, the Company had additional operating leases with total lease costs of $1.2 million that have not yet commenced. These leases will commence in fiscal 2026.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	October 25, 2025	January 25, 2025
Accrued employee benefit and incentive plan costs	$64,839	$61,213
Accrued payroll and related taxes	49,237	35,442
Accrued construction costs and other accrued purchase orders	48,729	37,546
Other current liabilities	30,562	32,769
Other accrued liabilities	$193,367	$166,970

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	October 25, 2025	January 25, 2025
Credit Agreement - Term loan facility (matures January 2029)	$442,694	$447,115
4.50% senior notes, net (mature April 2029)	496,786	496,097
	939,480	943,212
Less: current portion	(20,000)	(10,000)
Long-term debt	$919,480	$933,212

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

The following table summarizes the net carrying value of the term loan as of October 25, 2025 and January 25, 2025 (dollars in thousands):

	October 25, 2025	January 25, 2025
Principal amount of term loan	$445,000	$450,000
Less: Debt issuance costs	(2,306)	(2,885)
Net carrying amount of term loan	$442,694	$447,115

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

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated EBITDA, as defined by our Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio. The weighted average interest rates and fees for balances under our Credit Agreement as of October 25, 2025 and January 25, 2025 were as follows:

		Weighted Average Rate End of Period
		October 25, 2025	January 25, 2025
Borrowings - Term SOFR Loans	1.375% - 2.00% plus Term SOFR	5.63%	6.02%
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)	—%	—%
Unused Revolver Commitment	0.20% - 0.40%	0.25%	0.30%
Standby Letters of Credit	1.375% - 2.00%	1.50%	1.63%
Commercial Letters of Credit	0.6875% -1.00%	—%	—%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. “Term SOFR” will be the published forward-looking SOFR rate for the applicable interest period plus a 0.10% spread adjustment and if such rate is less than zero, such rate shall be deemed zero. There were no outstanding borrowings under our revolving facility as of October 25, 2025 and January 25, 2025.

Standby letters of credit of approximately $53.6 million and $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of October 25, 2025 and January 25, 2025, respectively.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At October 25, 2025 and January 25, 2025, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $596.4 million and $602.5 million, respectively as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

See discussion of debt commitment letter in Note 22, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10‑Q.

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

The following table summarizes the net carrying value of the 2029 Notes as of October 25, 2025 and January 25, 2025 (dollars in thousands):

	October 25, 2025	January 25, 2025
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(3,214)	(3,903)
Net carrying amount of 2029 Notes	$496,786	$496,097

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $98.48 and $94.65 as of October 25, 2025 and January 25, 2025, respectively (dollars in thousands):

	October 25, 2025	January 25, 2025
Fair value of principal amount of 2029 Notes	$492,400	$473,250
Less: Debt issuance costs	(3,214)	(3,903)
Fair value of 2029 Notes	$489,186	$469,347

15. Income Taxes

Our effective income tax rate was 24.2% and 23.6% for the three months ended October 25, 2025 and October 26, 2024, respectively and 24.3% and 23.8% for the nine months ended October 25, 2025 and October 26, 2024, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

On July 4, 2025, the U.S. government enacted tax legislation that reinstates 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025 and restores immediate deductibility of domestic research & experimental expenditures. Although certain provisions of the legislation are still subject to further regulatory interpretation, our cash tax requirements will be reduced in the current fiscal year compared to the amount that would have been required prior to enactment.

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Gain on sale of fixed assets	$4,760	$8,202	$24,635	$28,765
Miscellaneous expense, net	(1,462)	(1,276)	(7,244)	(6,170)
Other income, net	$3,298	$6,926	$17,391	$22,595

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

17. Capital Stock

Repurchases of Common Stock. On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During the three months ended April 26, 2025, the Company repurchased 200,000 shares of common stock, at an average price of $150.93, for $30.2 million. As of October 25, 2025, $119.8 million of the authorization was available for repurchases.

Restricted Stock Tax Withholdings. During the nine months ended October 25, 2025 and October 26, 2024, we withheld 87,218 shares totaling $13.8 million and 116,391 shares totaling $16.9 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been cancelled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

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

Stock-based compensation expense and the related tax benefit recognized during the three and nine months ended October 25, 2025 and October 26, 2024 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Stock-based compensation	$7,986	$14,024	$25,185	$31,329
Income tax effect of stock-based compensation	$1,981	$3,409	$6,218	$7,678

During the three months ended October 25, 2025 and October 26, 2024, the Company realized $0.4 million and $3.9 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the nine months ended October 25, 2025 and October 26, 2024, the Company realized approximately $3.2 million and $9.9 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of October 25, 2025, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $0.8 million, $36.4 million, and $15.1 million, respectively. This expense will be recognized over a weighted-average number of years of 2.0, 2.3, and 1.2, respectively, based on the average remaining service periods for the awards. We may recognize an additional $11.3 million in compensation expense in future periods after October 25, 2025 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the nine months ended October 25, 2025:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 25, 2025	111,311	$106.13
Granted	—	$—
Options exercised	(39,071)	$99.79
Outstanding as of October 25, 2025	72,240	$109.55

Exercisable options as of October 25, 2025	24,147	$97.91

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the nine months ended October 25, 2025:

	Restricted Stock Units
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 25, 2025	300,826	$121.35	366,433	$118.51
Granted	151,510	$165.98	95,514	$161.57
Share units vested	(109,450)	$112.27	(144,159)	$109.43
Forfeited or cancelled	(7,171)	$136.37	(46,864)	$111.16
Outstanding as of October 25, 2025	335,715	$144.13	270,924	$139.80

The total number of granted Performance RSUs presented above consists of 47,757 target shares and 47,757 supplemental shares. The total number of Performance RSUs outstanding as of October 25, 2025 consists of 168,131 target shares and 102,793 supplemental shares. With respect to the Company’s Performance Year ended January 25, 2025, the Company added 17,287 supplemental shares and cancelled 41,466 supplemental shares during the nine months ended October 25, 2025, as a result of the performance period criteria not being met.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated. Customers whose contract revenues exceeded 10% of total contract revenues during the three and nine months ended October 25, 2025 or October 26, 2024, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 25, 2025		October 26, 2024		October 25, 2025		October 26, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc.	$361.9	24.9%	$265.6	20.9%	$1,060.0	25.9%	$691.3	19.1%
Lumen Technologies	170.3	11.7	146.4	11.5	450.9	11.0	466.9	12.9
Total other customers combined	919.6	63.4	860.0	67.6	2,577.4	63.1	2,459.3	68.0
Total contract revenues	$1,451.8	100.0%	$1,272.0	100.0%	$4,088.3	100.0%	$3,617.5	100.0%

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets.

Customer Type

Total contract revenues by customer type during the three and nine months ended October 25, 2025 and October 26, 2024 were as follows (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 25, 2025		October 26, 2024		October 25, 2025		October 26, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Telecommunications	$1,329.1	91.6%	$1,151.8	90.6%	$3,747.1	91.7%	$3,264.8	90.3%
Underground facility locating	86.7	6.0	81.3	6.4	253.1	6.1	244.4	6.7
Electrical and gas utilities and other	36.0	2.4	38.9	3.0	88.1	2.2	108.3	3.0
Total contract revenues	$1,451.8	100.0%	$1,272.0	100.0%	$4,088.3	100.0%	$3,617.5	100.0%

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of October 25, 2025 and January 25, 2025, we had $432.8 million and $413.5 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At each of October 25, 2025 and January 25, 2025, we had $31.0 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. At each of October 25, 2025 and January 25, 2025, we had $53.6 million of outstanding standby letters of credit issued under our credit agreement.

22. Subsequent Events

On November 18, 2025, the Company entered into an agreement to acquire Power Solutions, LLC, a Maryland limited liability company (“Power Solutions”), pursuant to a Unit Purchase Agreement (the “Purchase Agreement”) with Project Eastern Shore, LLC, a Maryland limited liability company (the “Seller”) and Power Solutions (the “Transaction”). Power Solutions specializes in providing electrical infrastructure solutions for data centers and other critical facilities.

The preliminary purchase price for the Transaction is $1,950,000,000, which will be subject to customary closing and post-closing adjustments. The consideration will be payable as a mix of Dycom common stock and cash. The consideration to be paid at the closing of the Transaction (the “Closing”) will be payable as (a) 1,011,069 shares of our common stock, the value of which was equal to $292,500,000 (15% of the preliminary purchase price, the “stock consideration value”) and (b) an amount in cash equal to $1,657,500,000 minus the purchase price adjustment escrow. The final purchase price is subject to post-Closing adjustment based on the final determination of cash, debt, net working capital, and unpaid transaction expenses as of the Closing.

The Closing is subject to the satisfaction or waiver of certain customary conditions set forth in the Purchase Agreement. We are not obligated to consummate the Closing prior to December 22, 2025, and the Purchase Agreement contains customary termination rights, including an outside date of May 18, 2026 and the termination upon the occurrence of certain other specified events.

In connection with the Company’s entry into the Purchase Agreement, on November 18, 2025, we also entered into a debt commitment letter with Bank of America, N.A., BOFA Securities, Inc. and Goldman Sachs Bank USA (collectively, the “Commitment Parties”), pursuant to which certain of the Commitment Parties have committed to provide (i) a $1,000 million senior secured term loan A facility (the “Term Loan A Facility”), (ii) a $700 million 364 day senior secured bridge loan facility (the “Bridge Facility” and, together with the Term Loan A Facility, the “Acquisition Facilities”) and (iii) a $445 million senior secured term loan A backstop facility (the “Backstop Facility”), in each case, subject to customary conditions as set forth therein. The net proceeds of (i) the Backstop Facility will be used to refinance existing indebtedness of the Company in order to permit the incurrence of the Acquisition Facilities and the consummation of the Transaction and (ii) the Acquisition Facilities will be used to pay a portion of the costs associated with the transactions contemplated under the Purchase Agreement, including the repayment of certain existing indebtedness of Power Solutions and any related fees and expenses.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to: projections of revenues, income or loss, or capital expenditures; future economic conditions and trends in the industries we serve, including as a result of changes in government regulation, policies and programs related to trade and infrastructure investment; customer capital budgets and spending priorities; our plans for future operations, growth and services, including contract backlog; our plans for future acquisitions, dispositions, or financial needs, expected benefits and synergies of businesses acquired and future opportunities for the combined businesses, anticipated outcomes of contingent events, including litigation; availability of capital; restrictions imposed by our senior notes and credit agreement; use of our cash flow to service our debt; the effect of changes in tax law; potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters; potential exposure to environmental liabilities; determinations as to whether the carrying value of our assets is impaired; assumptions relating to any of the foregoing; the duration and severity of widespread pandemics and public health emergencies and their ultimate impact across our business; and the other risks and uncertainties discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025, the risks discussed in this Quarterly Report on Form 10-Q, and our other periodic filings with the SEC. Risks and uncertainties relating to the Power Solutions transaction include, but are not limited to, risks associated with transactions generally, such as the inability to obtain, or delays in obtaining, any required regulatory approvals or other consents; the failure to consummate or delay in consummating the proposed transaction for other reasons; the risk that a condition to closing of the proposed transaction may not be satisfied; the occurrence of any event, change or other circumstances that could give rise to the termination of the purchase agreement; the outcome of any legal proceedings that may be instituted following announcement of the proposed transaction; failure to retain key management and employees of Power Solutions; unfavorable reaction to the proposed transaction by customers, competitors, suppliers and employees; risks that the proposed transaction disrupts current plans and operations of Power Solutions; the ability to identify and recognize the anticipated benefits of the proposed transaction, expectations and synergies; the amount of the costs, fees, expenses and charges related to the proposed transaction; and the ability of Power Solutions to successfully integrate their businesses and related operations. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements to reflect new information or events or circumstances arising after such date.

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

Our customer base is highly concentrated. The following reflects the percentage of total contract revenues from customers who contributed at least 10% to our total contract revenues during the three and nine months ended October 25, 2025 and October 26, 2024:

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
AT&T Inc.	24.9%	20.9%	25.9%	19.1%
Lumen Technologies	11.7%	11.5%	11.0%	12.9%

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Multi-year master service agreements	86.4%	79.7%	86.5%	78.6%
Other long-term contracts	5.1	8.7	5.6	10.2
Total long-term contracts	91.5%	88.4%	92.1%	88.8%

Acquisitions
Acquisition of Power Solutions, LLC (“Power Solutions”). On November 18, 2025, the Company entered into an agreement to acquire Power Solutions for a purchase price of $1.95 billion. Power Solutions specializes in providing electrical infrastructure solutions for data centers and other critical facilities. For more information, refer to Note 22, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10‑Q.

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

For certain contracts, representing less than 5% of contract revenues during each of the nine months ended October 25, 2025 and October 26, 2024, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Nine Months Ended
	October 25, 2025		October 26, 2024		October 25, 2025		October 26, 2024
Contract revenues	$1,451.8	100.0%	$1,272.0	100.0%	$4,088.3	100.0%	$3,617.5	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	1,131.6	77.9	1,007.4	79.2	3,213.2	78.6	2,881.9	79.7
General and administrative	107.3	7.4	110.8	8.7	317.8	7.8	304.9	8.4
Depreciation and amortization	62.2	4.3	52.0	4.1	181.4	4.4	143.8	4.0
Total	1,301.1	89.6	1,170.2	92.0	3,712.4	90.8	3,330.6	92.1
Interest expense, net	(13.8)	(0.9)	(17.5)	(1.4)	(43.4)	(1.1)	(44.9)	(1.2)
Loss on debt extinguishment	—	—	—	—	—	—	(1.0)	—
Other income, net	3.3	0.2	6.9	0.5	17.4	0.4	22.6	0.6
Income before income taxes	140.3	9.7	91.3	7.2	350.0	8.6	263.6	7.3
Provision for income taxes	33.9	2.3	21.5	1.7	85.1	2.1	62.8	1.7
Net income	$106.4	7.3%	$69.8	5.5%	$264.9	6.5%	$200.7	5.5%

Contract Revenues. Contract revenues were $1.452 billion during the three months ended October 25, 2025 compared to $1.272 billion during the three months ended October 26, 2024. Contract revenues from acquired businesses were $110.9 million and $21.0 million for the three months ended October 25, 2025 and October 26, 2024, respectively. Acquired revenues represent contract revenues from an acquired business that were not owned for the full period in both the current and comparable prior periods. Excluding amounts generated by the acquired business, contract revenues increased by $89.9 million during the three months ended October 25, 2025 compared to the three months ended October 26, 2024, primarily due to net revenue increases in fiber-to-the-home deployments, including rural fiber deployment programs.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.6%, 6.0%, and 2.4%, respectively, for the three months ended October 25, 2025 compared to 90.6%, 6.4%, and 3.0%, respectively, for the three months ended October 26, 2024.

Contract revenues were $4.088 billion during the nine months ended October 25, 2025 compared to $3.617 billion during the nine months ended October 26, 2024. Contract revenues from acquired businesses were $377.6 million and $47.6 million for the nine months ended October 25, 2025 and October 26, 2024, respectively. Excluding amounts generated by the acquired businesses, contract revenues increased by $140.9 million during the nine months ended October 25, 2025 compared to the nine months ended October 26, 2024, primarily due to net revenue increases in fiber-to-the-home deployments, including rural fiber deployment programs.

The percentage of our contract revenues by customer type from telecommunications, underground facility locating, and electric and gas utilities and other customers, was 91.7%, 6.1%, and 2.2%, respectively, for the nine months ended October 25, 2025 compared to 90.3%, 6.7%, and 3.0%, respectively, for the nine months ended October 26, 2024.

Costs of Earned Revenues. Costs of earned revenues increased to $1.132 billion, or 77.9% of contract revenues, during the three months ended October 25, 2025 compared to $1.007 billion, or 79.2% of contract revenues, during the three months ended October 26, 2024. The primary components of the increase were a $91.0 million aggregate increase in direct labor and subcontractor costs, a $17.7 million increase in direct materials expense, a $12.7 million increase in other direct costs, and a $2.8 million increase in equipment and fuel costs.

Costs of earned revenues as a percentage of contract revenues decreased 1.3% during the three months ended October 25, 2025 compared to the three months ended October 26, 2024. Labor and subcontracted labor costs decreased 1.8% primarily due to the mix of work performed during the three months ended October 25, 2025. Direct material costs increased 0.6% and other costs increased 0.2% primarily as a result of our mix of work in which we provide materials for customers. Equipment and fuel costs decreased 0.3% on a net basis as a percentage of contract revenues for the three months ended October 25, 2025 compared to the three months ended October 26, 2024.

Costs of earned revenues increased to $3.213 billion, or 78.6% of contract revenues, during the nine months ended October 25, 2025 compared to $2.882 billion, or 79.7% of contract revenues, during the nine months ended October 26, 2024. The primary components of the increase were a $263.3 million aggregate increase in direct labor and subcontractor costs, a $36.3 million increase in direct materials expense, $30.4 million increase in other direct costs, and a $1.2 million increase in equipment and fuel costs.

Costs of earned revenues as a percentage of contract revenues decreased 1.1% during the nine months ended October 25, 2025 compared to the nine months ended October 26, 2024. Labor and subcontracted labor costs decreased 1.0% primarily due to the mix of work performed during the nine months ended October 25, 2025. Direct material costs increased 0.3% primarily as a result of our mix of work in which we provide materials for customers. Equipment and fuel costs decreased 0.4% on a net basis as a percentage of contract revenues for the nine months ended October 25, 2025 compared to the nine months ended October 26, 2024.

General and Administrative Expenses. General and administrative expenses decreased to $107.3 million, or 7.4% of contract revenues, during the three months ended October 25, 2025 compared to $110.8 million, or 8.7% of contract revenues, during the three months ended October 26, 2024. The decrease in total general and administrative expenses during the three months ended October 25, 2025 is mainly attributable to a decrease in stock based compensation expense, as the prior period included a $7.1 million incremental expense resulting from the CEO transition, and a decrease in acquisition integration costs which were incurred in the prior period related to the third quarter fiscal 2025 acquisition. These decreases were offset by increases in administrative, payroll, performance based compensation and other costs.

General and administrative expenses increased to $317.8 million, or 7.8% of contract revenues, during the nine months ended October 25, 2025 compared to $304.9 million, or 8.4% of contract revenues, during the nine months ended October 26, 2024. The increase in total general and administrative expenses during the nine months ended October 25, 2025 is mainly attributable to an increase in administrative, payroll, performance based compensation and other costs, including incremental general and administrative expenses from the acquired businesses, offset by a decrease of $9.3 million related to the incremental expense resulting from the CEO transition in the prior period, as well as a decrease in acquisition integration costs which were incurred in the prior period related to the third quarter fiscal 2025 acquisition.

Depreciation and Amortization. Depreciation expense was $50.3 million, or 3.5% of contract revenues, during the three months ended October 25, 2025 compared to $42.4 million, or 3.3% of contract revenues, during the three months ended October 26, 2024. Depreciation expense was $145.7 million, or 3.6% of contract revenues, during the nine months ended October 25, 2025 compared to $122.4 million, or 3.4% of contract revenues, during the nine months ended October 26, 2024. The increase in depreciation expense during the three and nine months ended October 25, 2025 is primarily due to higher capital expenditures to support our growth in operations, the normal replacement cycle of fleet assets, and depreciation from acquired businesses.

Amortization expense was $11.8 million and $9.6 million during the three months ended October 25, 2025 and October 26, 2024, respectively and $35.7 million and $21.3 million during the nine months ended October 25, 2025 and October 26, 2024, respectively. The increase in amortization expense during the three and nine months ended October 25, 2025 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net was $13.8 million and $17.5 million during the three months ended October 25, 2025 and October 26, 2024, respectively, as a result of lower outstanding borrowings and lower market interest rates during the current period.

Interest expense, net was $43.4 million and $44.9 million during the nine months ended October 25, 2025 and October 26, 2024, respectively, as a result of lower outstanding borrowings during the current period.

Loss on Debt Extinguishment. Loss on debt extinguishment during the nine months ended October 26, 2024 of $1.0 million includes the write-off of deferred debt issuance costs in connection with the Credit Agreement amendment. See “Liquidity and Capital Resources - Compliance with Credit Agreement” for more information.

Other Income, Net. Other income, net was $3.3 million and $6.9 million during the three months ended October 25, 2025 and October 26, 2024, respectively and $17.4 million and $22.6 million during the nine months ended October 25, 2025 and October 26, 2024, respectively. Gain on sale of fixed assets, net was $4.8 million and $8.2 million during the three months ended October 25, 2025 and October 26, 2024, respectively and $24.6 million and $28.8 million during the nine months ended October 25, 2025 and October 26, 2024, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $2.5 million and $2.7 million of expense during the three months ended October 25, 2025 and October 26, 2024 respectively, and $10.3 million and $8.7 million during the nine months ended October 25, 2025 and October 26, 2024, respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and nine months ended October 25, 2025 and October 26, 2024 (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Income tax provision	$33.9	$21.5	$85.1	$62.8
Effective income tax rate	24.2%	23.6%	24.3%	23.8%

Our effective income tax rate was 24.2% and 23.6% for the three months ended October 25, 2025 and October 26, 2024, respectively, and 24.3% and 23.8% for the nine months ended October 25, 2025 and October 26, 2024, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

On July 4, 2025, the U.S. government enacted tax legislation that reinstates 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025 and restores immediate deductibility of domestic research & experimental expenditures. Although certain provisions of the legislation are still subject to further regulatory interpretation, our cash tax requirements will be reduced in the current fiscal year compared to the amount that would have been required prior to enactment.
Net Income. Net income was $106.4 million for the three months ended October 25, 2025 compared to $69.8 million for the three months ended October 26, 2024. Net income was $264.9 million for the nine months ended October 25, 2025 compared to $200.7 million for the nine months ended October 26, 2024.

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

	For the Three Months Ended		For the Nine Months Ended
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Net income	$106.4	$69.8	$264.9	$200.7
Interest expense, net	13.8	17.5	43.4	44.9
Provision for income taxes	33.9	21.5	85.1	62.8
Depreciation and amortization	62.2	52.0	181.4	143.8
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	216.2	160.7	574.8	452.3
Gain on sale of fixed assets	(4.8)	(8.2)	(24.6)	(28.8)
Stock-based compensation expense	8.0	14.0	25.2	31.3
Acquisition integration costs	—	4.2	—	4.2
Loss on debt extinguishment	—	—	—	1.0
Non-GAAP Adjusted EBITDA	$219.4	$170.7	$575.3	$460.0
Non-GAAP Adjusted EBITDA % of contract revenues	15.1%	13.4%	14.1%	12.7%
Due to rounding, the sum of the individual amounts in the table may not equal the corresponding total.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $110.1 million as of October 25, 2025 compared to $92.7 million as of January 25, 2025. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,389.5 million as of October 25, 2025 compared to $1,117.5 million as of January 25, 2025.

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

Sufficiency of Capital Resources. We believe that our capital resources, including existing cash balances and amounts available under our Credit Agreement, are sufficient to meet our financial obligations. These obligations include payments on our debt, working capital requirements, and the purchase of equipment at our expected level of operations for at least the next 12 months. Our capital requirements may increase to the extent we seek to grow by acquisitions that involve consideration other than our stock (see discussion of our acquisition of Power Solutions below), experience difficulty or delays in collecting amounts owed to us by our customers, increase our working capital in connection with new or existing customer programs, repurchase our common stock, or repay Credit Agreement borrowings. Changes in financial markets or other components of the economy could adversely impact our ability to access the capital markets, in which case we would expect to rely on a combination of available cash and our Credit Agreement to provide short-term funding. Management regularly monitors the financial markets and assesses general economic conditions for possible impact on our financial position. We believe our cash investment policies are prudent and expect that any volatility in the capital markets would not have a material impact on our cash investments.

Acquisition of Power Solutions, LLC (“Power Solutions”). On November 18, 2025, the Company entered into an agreement to acquire Power Solutions for a purchase price of $1.95 billion. Power Solutions specializes in providing electrical infrastructure solutions for data centers and other critical facilities. In connection with the Company’s entry into the Purchase Agreement, on November 18, 2025, we also entered into a debt commitment letter with Bank of America, N.A., BOFA Securities, Inc. and Goldman Sachs Bank USA (collectively, the “Commitment Parties”), pursuant to which certain of the Commitment Parties have committed to provide (i) a $1,000 million senior secured term loan A facility (the “Term Loan A Facility”), (ii) a $700 million 364 day senior secured bridge loan facility (the “Bridge Facility” and, together with the Term Loan A Facility, the “Acquisition Facilities”) and (iii) a $445 million senior secured term loan A backstop facility (the “Backstop Facility”), in each case, subject to customary conditions as set forth therein. The net proceeds of (i) the Backstop Facility will be used to refinance existing indebtedness of the Company in order to permit the incurrence of the Acquisition Facilities and the consummation of the transaction and (ii) the Acquisition Facilities will be used to pay a portion of the costs associated with the transactions contemplated under the Purchase Agreement, including the repayment of certain existing indebtedness of Power Solutions and any related fees and expenses. For more information, refer to Note 22, Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10‑Q.

Net Cash Flows. The following table presents our net cash flows for the nine months ended October 25, 2025 and October 26, 2024 (dollars in millions):

	For the Nine Months Ended
	October 25, 2025	October 26, 2024
Net cash flows:
Provided by operating activities	$223.5	$20.9
Used in investing activities	$(155.3)	$(335.4)
(Used in) provided by financing activities	$(50.9)	$228.7

Cash Provided by Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets, loss on debt extinguishment and provision for (recovery of) bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the nine months ended October 25, 2025, net cash provided by operating activities was $223.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $318.2 million of operating cash flow during the nine months ended October 25, 2025. Changes that used operating cash flow during the nine months ended October 25, 2025 included increases in accounts receivable, contract assets, net, income tax receivable, other assets, and other current assets and inventories of $214.9 million, $103.0 million, $47.5 million $38.5 million, and $2.5 million. Changes that provided cash flow during the nine months ended October 25, 2025 included an increase in accounts payable of $80.7 million, and an increase in accrued liabilities, net of $7.5 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for credit losses, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Our DSO was 105 as of October 25, 2025 compared to 119 as of October 26, 2024.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of October 25, 2025 and January 25, 2025 and Note 19, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of October 25, 2025 or January 25, 2025.

During the nine months ended October 26, 2024, net cash provided in operating activities was $20.9 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $341.8 million of operating cash flow during the nine months ended October 26, 2024. Changes that used operating cash flow during the nine months ended October 26, 2024 included an increase in accounts receivable of $405.5 million and an increase in other assets of $9.1 million. Changes that provided operating cash flow during the nine months ended October 26, 2024 included a net increase in income taxes payable/receivable, an increase in accrued liabilities, net, a decrease in contract assets, net, a decrease in other current assets and inventories and an increase in accounts payable of $22.4 million, $21.2 million, $19.2 million, $7.1 million, and $2.9 million, respectively.

Cash Used in Investing Activities. Net cash used in investing activities was $155.3 million during the nine months ended October 25, 2025 compared to $335.4 million during the nine months ended October 26, 2024. During the nine months ended October 25, 2025 and October 26, 2024, capital expenditures were $186.4 million and $182.0 million, respectively, and cash paid for acquisitions during the nine months ended October 26, 2024 was $183.9 million. These expenditures were offset in part by proceeds from the sale of assets of $31.1 million and $30.4 million during the nine months ended October 25, 2025 and October 26, 2024, respectively.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $50.9 million during the nine months ended October 25, 2025. During the nine months ended October 25, 2025, borrowings and repayments under our Credit Agreement were $629.0 million and $634.0 million, respectively. In addition, we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $150.93 per share, for $30.2 million, during the nine months ended October 25, 2025. We also paid $13.8 million, net to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 25, 2025. In addition, we paid $1.9 million, net, to tax authorities for payroll tax withholding obligations on the exercise of stock options.

Net cash provided by financing activities was $228.7 million during the nine months ended October 26, 2024. During the nine months ended October 26, 2024, borrowings and repayments under our Credit Agreement were $755.4 million and $465.4 million, respectively. We paid approximately $6.7 million in issuance costs and third party fees and expenses related to our financing transactions. In addition, we repurchased 210,000 shares of our common stock in open market transactions, at an average price of $141.84 per share, for $29.8 million, during the nine months ended October 26, 2024. We also paid $16.9 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the nine months ended October 26, 2024. In addition, we paid $8.0 million, net, to tax authorities for payroll tax withholding obligations on the exercise of stock options.

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

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated EBITDA, as defined by our Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio. The weighted average interest rates and fees for balances under our Credit Agreement as of October 25, 2025 and January 25, 2025 were as follows:

		Weighted Average Rate End of Period
		October 25, 2025	January 25, 2025
Borrowings - Term SOFR Loans	1.375% - 2.00% plus Term SOFR	5.63%	6.02%
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)	—%	—%
Unused Revolver Commitment	0.20% - 0.40%	0.25%	0.30%
Standby Letters of Credit	1.375% - 2.00%	1.50%	1.63%
Commercial Letters of Credit	0.6875% - 1.00%	—%	—%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. There were no outstanding borrowings under our revolving facility as of October 25, 2025 and January 25, 2025.

Standby letters of credit of approximately $53.6 million and $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of October 25, 2025 and January 25, 2025, respectively.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than 3.50 to 1.00 as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The Credit Agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 3.00 to 1.00, as measured at the end of each fiscal quarter. At October 25, 2025 and January 25, 2025, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $596.4 million and $602.5 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. We had $432.8 million and $413.5 million of outstanding performance and other surety contract bonds, as of October 25, 2025 and January 25, 2025, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $201.6 million as of October 25, 2025. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At each of October 25, 2025 and January 25, 2025, we had $31.0 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $53.6 million and $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of October 25, 2025 and January 25, 2025.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $8.222 billion and $7.760 billion at October 25, 2025 and January 25, 2025, respectively. We expect to complete 60.7% of the October 25, 2025 total backlog during the next twelve months. Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements, backlog is estimated based on the work performed in the preceding twelve month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. The majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended October 25, 2025. Our primary exposure to market risk relates to unfavorable changes in interest rates. Refer to the information on financial market risk related to changes in interest rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our Fiscal 2025 Annual Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 25, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 25, 2025, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing an Enterprise Resource Planning (ERP) system to upgrade and standardize our information technology systems. This implementation is expected to occur in phases over the next two years. In the current quarter, we completed the deployment of several modules of the ERP. We have made changes to our internal control over financial reporting to address the related processes and systems. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP and other related systems. There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our pending acquisition of Power Solutions may create incremental business and regulatory risks.

On November 18, 2025, the Company entered into an agreement to acquire Power Solutions. Consummation of the pending acquisition is subject to various risks and uncertainties, and if we are successful in completing the acquisition, we will be subject to other risks, including, among others: the expected timing and likelihood of completion of the proposed transaction, including the timing, receipt and terms and conditions of any required governmental and regulatory clearance of the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the Purchase Agreement or that a condition to closing of the proposed transaction may not be satisfied; the risk that we are unable to successfully integrate Power Solutions’ operations and employees and realize its benefits at the times and to the extent anticipated; the potential impact of the consummation of the proposed transaction on the Company’s relationships, including with customers, employees, suppliers, and competitors; the inability to consummate the proposed transaction due to the failure to satisfy other conditions to complete the proposed transaction; the risk that the proposed transaction disrupts our current plans and operations; the ability to identify and recognize, including on the expected timeline, the anticipated benefits and synergies of the proposed transaction; the amount of the costs, fees, expenses and charges related to the proposed transaction; assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; the risk that results are different from those contained in forecasts when made; the risk that proposed transaction and/or integration costs or dis-synergies are greater than expected; the availability of financing and our ability to maintain an investment grade credit rating; failure to retain and motivate key management and employees of Power Solutions; the risk that management’s attention is diverted from other matters; difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business; the occurrence of any event, change or other circumstances that could give rise to the termination of the proposed transaction; the outcome of any legal proceedings that may be instituted following announcement of the proposed transaction; and other risks described in our filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended October 25, 2025, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
October 25, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 27, 2025 - August 23, 2025	—	$—	—	(1)
August 24, 2025 - September 20, 2025	—	$—	—	(1)
September 21, 2025 - October 25, 2025	—	$—	—	(1)

(1) On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During the three months ended April 26, 2025, the Company repurchased 200,000 shares of common stock, at an average price of $150.93, for $30.2 million. As of October 25, 2025, $119.8 million of the authorization was available for repurchases.

Item 5. Other Information.

(c) Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended October 25, 2025, none of our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibits furnished pursuant to the requirements of Form 10-Q:

Exhibit Number

2.1
Unit Purchase Agreement, dated November 18, 2025, by and between Dycom Industries, Inc., Project Eastern Shore, LLC, and Power Solutions, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2025).

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 25, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 25, 2025, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	November 20, 2025	/s/ Daniel S. Peyovich
		Name: Title:	Daniel S. Peyovich President and Chief Executive Officer

Date:	November 20, 2025	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer