Form 10-K
period 2026-01-31
DYCOM INDUSTRIES INC
filed 2026-03-09
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-10613
DYCOM INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Florida				59-1277135
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

	300 Banyan Blvd., Suite 1101
	West Palm Beach,	FL	33401
	(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (561) 627-7171

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.33 1/3 per share	DY	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)0 by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock, par value $0.33 1/3 per share, held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange on July 26, 2025, was $7,581,619,164.
There were 29,970,067 shares of common stock with a par value of $0.33 1/3 outstanding at March 3, 2026.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Annual Report on Form 10-K into which incorporated
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders	Parts II and III

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

•changes in government policies and laws affecting our business, including related to funding for infrastructure projects, trade restrictions and tariff policies;

•our highly concentrated customer base;

•the competitive environment in which we operate;

•customer capital budgets and spending priorities;

•our plans for future operations, growth and services, including contract backlog;

•our plans for future acquisitions, dispositions, or financial needs;

•expected benefits and synergies of businesses acquired and future opportunities for the combined businesses;

•our significant accounts receivable and contract assets;

•availability of capital;

•restrictions imposed by our senior notes and credit agreement;

•use of our cash flow to service our debt;

•the effect of changes in tax law;

•potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters;

•potential exposure to environmental liabilities;

•our potential exposure to litigation, indemnity claims, warranty claims, and other liabilities and disputes;

•determinations as to whether the carrying value of our assets is impaired;

•duration and severity of public health emergencies and their ultimate impact across our business;

•the impact of seasonality and adverse weather conditions on demand for our services;

•the impact of technological change on our customers’ spending and our ability to keep pace with technological developments;

•our ability to attract and retain qualified employees and subcontractors;

•the impact of a failure, outage or cybersecurity breach of our technology or information technology systems or those of third-party providers;

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

PART I

Item 1. Business.

Dycom Industries, Inc. (“Dycom,” the “Company,” “we,” or “us”) is a leading provider of specialty contracting services focused on the digital infrastructure, telecommunications and utilities industries throughout the United States. Since our incorporation in the State of Florida in 1969, we have expanded our scope and service offerings organically and through acquisitions. Today, Dycom is made up of 38 operating companies that serve a diverse customer base across all 50 states from hundreds of field offices. Our deep industry knowledge, strong customer relationships, broad geographic presence and skilled workforce provide the scale needed to quickly execute on opportunities to service existing and new customers throughout urban and rural America.

Dycom’s operating companies provide a comprehensive portfolio of specialty services, including program management, planning, engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services. We also provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. Additionally, with the acquisition of Power Solutions, LLC (“Power Solutions”) in the fourth quarter of fiscal 2026, we provide comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities. Dycom supplies the expertise, labor, equipment, and tools necessary to provide services to our customers.

Reportable Segments

The Company’s operations are organized in two reportable segments: Communications and Building Systems.

Communications Segment

The Communications segment is comprised of multiple operating segments which are managed on a decentralized basis, where each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), and have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. The Communications operating segments’ results are regularly reviewed by the Company's Chief Executive Officer, who serves as the Company’s chief operating decision maker (CODM), to assess performance and allocate resources.

The Communications segment provides a range of construction, maintenance, and installation services, including the placement and splicing of fiber, copper, and coaxial cables. We excavate trenches to place these cables; place related structures, such as poles, anchors, conduits, manholes, cabinets, and closures; place drop lines from main distribution lines to a consumer’s home or business; and maintain and remove these facilities. We provide these services for both telephone companies and cable multiple system operators in connection with the deployment, expansion, or maintenance of new and existing networks. We also provide tower construction, lines and antenna installation, foundation and equipment pad construction, small cell site placement for wireless carriers, and equipment installation and material fabrication and site testing services. Additionally, we provide underground facility locating services for various utility companies, including telecommunications providers. Our underground facility locating services include locating telephone, cable television, power, water, sewer, and gas lines. In addition, we install and maintain customer premise equipment. We also perform construction and maintenance services for electric and gas utilities and other customers. In addition, the Communications segment provides engineering services to telecommunications providers, including the planning and design of aerial, underground, and buried fiber optic, copper, and coaxial cable systems that extend from the telephone company hub location, or cable operator headend, to a consumer’s home or business. We also plan and design wireless networks in connection with the deployment of new and enhanced macro cell and new small cell sites. Additionally, we obtain rights of way and permits in support of our engineering activities and those of our customers and provide program and project management and inspection personnel in conjunction with engineering services or on a stand-alone basis.

Building Systems Segment

During fiscal 2026, following the acquisition of Power Solutions, the CODM reevaluated the Company’s reportable segments, which resulted in the addition of the Building Systems segment as a component of management’s internal financial information used for operational decision-making. Beginning in fiscal 2026, the Company reports the results of the Building Systems segment separately as a reportable segment. The Building Systems segment specializes in providing comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities.

Business Strategy

Capitalize on Long-Term Growth Drivers. We are well-positioned to benefit from the increased demand for network telecommunications bandwidth that is necessary to ensure reliable video, voice, and data services. Demand for high-speed and low-latency connectivity is expanding, driven by data-intensive applications and mobile usage, necessitating extensive wireline network upgrades and extensions, new and expanding fiber and electrical infrastructure for data centers to meet the current and future needs of cloud compute and artificial intelligence (“AI”), and advanced wireless network deployments. This widespread need for expanded and enhanced connectivity fuels significant opportunities within the digital infrastructure industry. Our customers will benefit from our expanded capabilities to support data center development by combining our Communications segment’s expertise in fiber and our Building Systems segment’s leadership in electrical, two of the most critical elements in digital infrastructure. Developments in consumer and business applications within the telecommunications industry, including advanced digital and video service offerings, continue to increase demand for greater wireline and wireless network capacity and reliability. Telecommunications network operators are increasingly deploying fiber optic cable technology deeper into their networks and closer to consumers and businesses in order to respond to consumer demand, competitive realities, and public policy support. Additionally, wireless carriers are upgrading their networks and contemplating next generation mobile solutions in response to the significant demand for wireless broadband, driven by the proliferation of smart phones, mobile data devices and other advances in technology. Increasing wireless data traffic and emerging wireless technologies are driving wireline deployments in many regions of the United States. Furthermore, significant consolidation and merger activity among telecommunications providers could also provide increased demand for our services as networks are integrated.

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

Pursue Selective Acquisitions. We pursue acquisitions that are operationally and financially beneficial for the Company as they provide incremental revenue, geographic and service offering diversification, and complement existing operations. We generally target companies for acquisition that have defensible leadership positions in their market niches, the opportunity to generate profitability that meets or exceeds industry averages, proven operating histories, sound management and certain clearly identifiable cost synergies.

Fiscal Year

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2026 consisted of 53 weeks while fiscal 2025 and fiscal 2024 each consisted of 52 weeks of operations.

Customer Relationships

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunication equipment and infrastructure providers, as well as electric and gas utilities. Additionally, we have expanded our footprint with the Power Solutions acquisition, where we maintain strategic relationships with several leading general contractors specializing in data center construction. We supply the labor, tools, and equipment necessary to provide these essential services to our diverse customer base.

Our customer base is highly concentrated. During fiscal 2026, we derived approximately 25.4% of our total contract revenues from AT&T Inc., 14.0% from Verizon Communications, Inc. and 10.8% from Lumen Technologies Inc. Revenues for Verizon Communications, Inc. includes revenue attributable to Frontier Communications Corporation retrospectively for all periods presented as a result of its acquisition by Verizon Communications, Inc. on January 20, 2026. On February 2, 2026, AT&T Inc. completed its acquisition of substantially all of the mass markets fiber business from Lumen Technologies Inc. Since this transaction occurred subsequent to fiscal 2026, we have continued to report revenues for the mass markets fiber business under Lumen Technologies Inc. We believe that a substantial portion of our total contract revenues and operating income will continue to be generated from a concentrated group of customers and that the identity and proportion of our contract revenues arising from our work for our top customers will fluctuate.

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

Cyclicality and Seasonality

The cyclical nature of the industries we serve affects demand for our services. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, including the cost of capital, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, and our customers’ positioning and strategic plans. Other factors that may affect our customers and their capital expenditure budgets include new regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our Communications segment work outside. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, wildfires, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

Backlog

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers. The following table sets forth our backlog as of January 31, 2026 and January 25, 2025 (dollars in millions):

	Fiscal Year Ended
	January 31, 2026		January 25, 2025
	Total Backlog	Next 12 Months (included in Total Backlog)	Total Backlog	Next 12 Months (included in Total Backlog)
Communications	$8,333.5	$5,249.6	$7,759.9	$4,642.5
Building Systems	1,208.5	1,108.4	—	—
Total	$9,542.0	$6,358.0	$7,759.9	$4,642.5

Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements which are commonly used within our Communications segment, backlog is estimated based on the work performed in the preceding 12-month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. Building Systems segment backlog represents management’s estimate of contract revenues expected to be realized related to remaining performance obligations from the portion of firm orders under fixed price and modified fixed-price contracts not yet completed or for which work has not yet begun. The majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Human Capital Resources

We employed approximately 19,556 persons as of January 31, 2026. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We offer our employees a broad range of company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. We are committed to hiring, developing and supporting a workforce that consists of well-trained and highly motivated employees.

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

Our work is highly specialized and many of our employees receive training in, and possess, specialized technical skills that are necessary to operate our business. We are committed to instilling safe work habits through proper training and supervision of our employees and expect adherence to safety practices that ensure a safe work environment. Our safety programs require employees to participate both in safety training required by law and training that is specifically relevant to the work they perform. Safety directors review incidents, examine trends, and implement changes in procedures to address safety issues.

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

Risk Management and Insurance

Claims arising in our business generally include workers’ compensation claims, various general liability and damage claims, and claims related to motor vehicle collisions, including personal injury and property damage. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure. Our Building Systems segment is fully insured for these risks through third-party insurance policies, and we do not retain the risk of loss for claims related to those operations.

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

Environmental. A significant portion of the work performed by our Communications segment is associated with the underground networks of our customers and we often operate in close proximity to pipelines or underground storage tanks that may contain hazardous substances. We could be subject to potential material liabilities in the event we fail to comply with environmental laws or regulations or if we cause or are responsible for the release of hazardous substances or cause other environmental damages. In addition, failure to comply with environmental laws and regulations could result in significant costs including remediation costs, fines, third-party claims for property damage, loss of use, or personal injury, and, in extreme cases, criminal sanctions.
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
Information About Our Executive Officers

The following table sets forth certain information concerning the Company’s executive officers as of January 31, 2026, all of whom serve at the pleasure of the Board of Directors.

Name	Age	Office	Executive Officer Since
Daniel S. Peyovich	50	President and Chief Executive Officer	January 6, 2021
Kevin M. Wetherington	57	Executive Vice President and Chief Operating Officer	October 7, 2024
H. Andrew DeFerrari	57	Senior Vice President and Chief Financial Officer	November 22, 2005
Jill L. Ramshaw	48	Vice President and Chief Human Resources Officer	February 17, 2025
Ryan F. Urness	53	Senior Vice President, General Counsel and Corporate Secretary	May 21, 2019

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

Jill L. Ramshaw has been the Company’s Vice President and Chief Human Resources Officer since February 2025. Before joining the Company, Ms. Ramshaw was employed as the Senior Vice President of Human Resources for Marathon Oil Corporation, a leading energy company focused on exploration and production. Ms. Ramshaw holds a Master’s degree in Psychology from the University of Aberdeen, UK and a Human Resources Management diploma from Robert Gordon University in Aberdeen, UK.

Ryan F. Urness has been the Company’s Senior Vice President and General Counsel since April 2025 and the Company’s Vice President and General Counsel from October 2018 to April 2025. Mr. Urness has been the Company’s Corporate Secretary since May 2019. Prior to that, from May 2016 through October 2018, Mr. Urness was General Counsel and Corporate Secretary of USI Building Solutions, a provider of installation and distribution services to commercial and residential construction markets. From 2003 until May 2016, Mr. Urness was General Counsel and Corporate Secretary of Speed Commerce, Inc., a provider of e-commerce technology and fulfillment services.

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

Risks Related to Financial Performance or General Economic Conditions

Economic downturns, uncertain economic conditions, and capital market fluctuations may affect our customers’ spending on the services we provide. Macroeconomic conditions, including inflation, slower growth or recessionary conditions, changes to fiscal and monetary policy, wars or other geopolitical tensions, availability of credit, and fluctuations in interest rates could adversely affect demand for our services and the availability and cost of the materials and equipment we need to deliver our services. During periods of elevated and prolonged economic uncertainty our customers may delay, reduce or eliminate their spending on the services we provide. In addition, volatility in the debt or equity markets may impact our customers’ access to capital and result in the reduction or elimination of spending on the services we provide. Our vendors, suppliers and subcontractors may also be adversely affected by these conditions. These conditions, which can develop rapidly, could adversely affect our revenues, results of operations, and liquidity.

Trade restrictions could be imposed on goods, materials or component parts used in our business that we import from other countries, which could have an adverse effect on our results of operations. Our industry could be impacted by the imposition, or the threat of the imposition of, tariffs placed on products imported from foreign countries that we use in our business, including steel, aluminum, fuel and motor vehicles or their component parts, fiber cable and other components that we utilize to build networks, or any resulting impacts from escalating trade hostilities with the countries from where we import products. There is an ongoing risk of new or additional tariffs being placed on goods, materials or components used in our business that could dramatically increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins. Any escalation of trade tensions, including new or increased tariffs or a “trade war,” or any global supply chain disruption, could have a significant adverse effect on U.S. or world trade, as well as on our results of operations.

We derive a significant portion of our revenues from a small number of customers, and the loss of one or more of these customers could adversely affect our revenues, results of operations, and liquidity. Our customer base is highly concentrated. Our industry is highly competitive and the revenue we expect from an existing customer in any market could fail to be realized if competitors who offer comparable services to our customers do so on more favorable terms or have a better relationship with a customer. We also continue to expand our opportunities with hyperscaler and data center customers, who are also highly concentrated, as a result of our acquisition of Power Solutions, LLC. Additionally, the continued consolidation of the telecommunications industry could result in the loss of a customer if, as a result of a merger or acquisition involving one or more of our customers, the surviving entity chooses to use one of our competitors for the services we currently provide. Our failure to adequately predict customer demand or otherwise optimize opportunities with our traditional telecommunications customers and our new hyperscaler and data center customers could adversely impact our revenues, backlog and financial condition.

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

Seasonality and adverse weather conditions affect demand for our services. Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our Communications segment work outside. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, wildfires, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

Our backlog is subject to reduction or cancellation, and revenues may be realized in different periods than initially reflected in our backlog. Our backlog includes the estimated uncompleted portion of services to be performed under master services agreements and other contractual agreements with our customers. These estimates are based on, among other things, contract terms and projections regarding the timing of the services to be provided. In the case of master service agreements, backlog is calculated using as an input the amount of work performed in the preceding 12-month period, when applicable. Backlog for newly initiated master service agreements and other long and short-term contracts is estimated using the anticipated scope of the contract and information received from the customer in the procurement process.

Generally, our customers are not contractually committed to procure specific volumes of services. Contract revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations or changes in the amount of work we expect to be performed under a contract. In addition, contract revenues reflected in our backlog may be realized in different periods from those previously anticipated due to these factors as well as project accelerations or delays due to various reasons, including, but not limited to, changes in customer spending priorities, project cancellations, regulatory interruptions, scheduling changes, commercial issues, such as permitting, engineering revisions, job site conditions and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. Our estimates of our customers’ requirements during a future period may prove to be inaccurate. As a result, our backlog as of any particular date is an uncertain estimate of the amount and timing of future revenues and earnings.

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

Technological change and decreased demand for new or additional digital infrastructure may affect our customers’ spending on the services we provide. We generate a significant majority of our revenues from our Communications segment customers, many of whom provide certain fiber-related services for hyperscaler and data center projects, and from our new Building Systems segment customers who focus on data center infrastructure to support AI needs. These customers have been and continue to be impacted by rapid technological change. We cannot be certain that global demand for data center capacity, additional digital infrastructure or AI-related projects will remain steady or increase, which could negatively impact our revenues, results of operations and backlog. Also, we may not have the skilled labor necessary to meet our customers’ needs for new data center construction, available power may not be sufficient to complete projects and investment in hyperscaler activity or data center projects could decrease. New technological changes may also affect our customers’ spending on the services we provide. Further, technological change in the telecommunications industry not directly related to the services we provide may affect the ability of one or more of our customers to compete effectively, which could result in a reduction or elimination of their use of our services. Any reduction, elimination or delay of spending by one of our customers on the services we provide could adversely affect our revenues, results of operations, and liquidity.

Our business is dependent on keeping pace with technological developments impacting our services and those of our customers. Our success is dependent on our and our customers’ ability to acquire, develop, adopt and leverage new and existing technologies, including AI. New technologies can materially impact our business in a number of ways, including affecting the costs, speed and efficiency with which we can provide our services to our customers and our ability to differentiate ourselves from our competitor’s offerings. Our customers may also experience decreased demand for their products or services if they fail to develop new products and technologies to meet consumer demand. Our failure to effectively anticipate or adapt to new technologies and changes in our customer’s expectations and behavior could materially impact our competitive position with our customers and, as a result, our future success and growth.

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

The market price of our common stock has been, and may continue to be, highly volatile. During fiscal 2026, our common stock fluctuated from a low of $136.75 per share to a high of $379.10 per share. We may continue to experience significant volatility in the market price of our common stock due to numerous factors, including, but not limited to:

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

Our subsidiaries may participate in multiemployer pension plans from time to time under which we could incur significant liabilities. Pursuant to collective bargaining agreements, certain of our subsidiaries, including Power Solutions, participate in various multiemployer pension plans from time to time that provide defined pension benefits to covered employees. Where applicable, we make periodic contributions to these plans to allow them to meet their pension benefit obligations to participants. Assets contributed by an employer to a multiemployer plan are not segregated into a separate account and are not restricted to providing benefits only to employees of that contributing employer. Under the Employee Retirement Income Security Act (“ERISA”), absent an applicable exemption, a contributing employer to an underfunded multiemployer plan is liable upon withdrawal from the plan for its proportionate share of the plan’s unfunded vested liability. Such underfunding may increase in the event other employers become insolvent or withdraw from the applicable plan or upon the inability or failure of withdrawing employers to pay their withdrawal liability. In addition, if any of the plans in which we participate become significantly underfunded, as defined by the Pension Protection Act of 2006, we may be required to make additional cash contributions in the form of higher contribution rates or surcharges. This has occurred and could occur again in the future because of a shrinking contribution base as a result of insolvency or withdrawal of other companies that currently contribute to these plans, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on plan assets, or other funding deficiencies. We are also in the process of integrating Power Solutions into our business and could discover liabilities, deficiencies, or other claims associated with its multiemployer plans. Requirements to pay increased contributions or a withdrawal liability could adversely affect our results of operations, financial position, and cash flows.

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

Our debt obligations impose restrictions that may limit our operating and financial flexibility, and a failure to comply with these obligations could result in the acceleration of our debt. The Company and certain of its subsidiaries are party to a credit agreement (as defined below). The credit agreement, among other things, includes a revolving facility with a maximum revolver commitment of $800.0 million and a term loan A facility in the principal amount of $1,540.0 million, which mature on December 23, 2030, as well as an $800.0 million term loan B facility, which matures on January 27, 2033. The credit agreement includes a $225.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. As of January 31, 2026, we had $1,540.0 million outstanding under the term loan A facility, $800.0 million outstanding under the term loan B facility and $53.6 million of outstanding letters of credit issued under our Credit Agreement. We had no outstanding borrowings under our revolving facility as of January 31, 2026. The credit agreement contains covenants that restrict or limit our ability to, among other things: make certain payments, including the payment of dividends, redeem or repurchase our capital stock, incur additional indebtedness and issue preferred stock, make investments or create liens, enter into sale and leaseback transactions, merge or consolidate with another entity, sell certain assets, and enter into transactions with affiliates. The credit agreement also requires us to comply with certain financial covenants, including a consolidated net leverage ratio and a consolidated interest coverage ratio. These covenants in our credit agreement may prevent us from engaging in transactions that benefit us and may limit our flexibility in the execution of our business strategy.

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

Risks Related to Strategic Transactions

We may not realize the growth opportunities and synergies that we anticipate from the Power Solutions Acquisition or other strategic acquisitions. As part of our strategy, we will continue to seek, and may, in the future acquire, businesses or business operations, or enter into other business transactions to add value and complement and expand our existing products and service offerings. For example, on December 23, 2025, we completed our acquisition of Power Solutions, LLC, a specialty electrical contracting business (the “Power Solutions Acquisition”). Our ability to realize any of the anticipated benefits from the Power Solutions Acquisition or any other acquisition depends on us successfully integrating the acquired businesses. If we cannot successfully integrate or are delayed in integrating Power Solutions or other newly acquired businesses or fail to execute our business plan, it would negatively impact our ability to grow our business, which would adversely affect our financial condition, results of operations or cash flows. Any loss of significant Power Solutions customers or the departure of key personnel could negatively impact the success of the acquisition or hinder our ability to achieve the expected benefits of the acquisition. Even if Power Solutions is successfully integrated, the benefits of such acquisition may not be realized within the anticipated time frame or at all.

We may pay substantial amounts of cash or incur debt to pay for acquisitions or other strategic transactions that could adversely affect our liquidity. The incurrence of indebtedness also results in increased fixed obligations and increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. From time to time, we may also issue equity securities to pay for acquisitions or other strategic transactions and we may grant restricted stock units to retain the employees of acquired companies, which could increase our expenses, adversely affect our financial results and stock price, and result in dilution to our stockholders.

In addition, we may fail to accurately forecast the financial impact of an acquisition or other strategic transaction, including tax and accounting charges. Acquisitions or other strategic transactions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our balance sheet upon closing. Any strategic acquisitions or investments that we are able to identify and complete may also involve a number of other risks, including the diversion of our management’s attention from our existing business to integrate operations and personnel; possible adverse effects on our results of operations during the integration process; and our possible inability to achieve the intended objectives of the transaction, including the inability to achieve cost savings and synergies. Any of these risks could cause our strategic transactions, including the Power Solutions Acquisition, not to be as profitable or accretive as expected or planned.

Our failure to identify future acquisition targets or successfully complete transactions may adversely impact our business and our failure to perform sufficient due diligence prior to completing acquisitions could result in significant liabilities. We may not be able to identify suitable candidates for additional business combinations and strategic investments, obtain financing on acceptable terms for such transactions, obtain necessary regulatory approvals, if any, or otherwise consummate such transactions on acceptable terms, or at all. In addition, we compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. The failure to consummate any such acquisitions or strategic transactions may reduce our growth and expansion.

We may also discover liabilities, deficiencies, or other claims associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. A failure to identify or appropriately quantify a liability or possible risk in our due diligence process could result in becoming subject to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition that were not known to us at the time of the acquisition, some of which may not be adequately reserved and may not be covered by indemnification obligations.

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

We have not experienced any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition. For more information, see Item 1A. Risk Factors under the heading “A failure, outage, or cybersecurity breach of our technology systems or those of third-party providers may adversely affect our operations and financial results.”

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

The Company’s Chief Information Officer has been serving in this role for the company for 19 years and has over 30 years of experience in various information security and related technology roles. The Chief Information Officer oversees an internal information security team, which works in partnership with the Company’s internal audit department and external third-party experts to review information technology-related controls as part of the overall internal controls process. The Chief Information Officer, who is in regular communication with the information security team, reports regularly to the Chief Executive Officer regarding vulnerabilities, new and developing threats, and compliance matters and also reports to the Audit Committee. The Audit Committee receives reports from the Chief Information Officer on a periodic basis, and more frequently, as needed, regarding cybersecurity-related matters. Such reports include updates with respect to existing and new cybersecurity risks, cybersecurity risk management and mitigation, cybersecurity incidents, as applicable, and key information security initiatives and recent developments.

Item 2. Properties.
We lease our executive office located in West Palm Beach, Florida. Our subsidiaries operate from administrative offices, district field offices, equipment yards, shop facilities, warehouses and temporary storage locations throughout the United States. Those facilities are primarily leased but certain facilities are owned. Our leased properties operate under both non-cancelable and cancelable leases. We believe that our facilities are suitable and adequate for our current operations and, if necessary, additional or replacement facilities would generally be available on commercially reasonable terms.

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

Holders

As of March 3, 2026, there were approximately 481 holders of record of our $0.33 1/3 par value per share common stock.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of its common stock during the three months ended January 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 26, 2025 - November 22, 2025	—	$—	—	(3)
November 23, 2025 - December 20, 2025	—	$—	—	(3)
December 21, 2025 - January 31, 2026	—	$—	—	(3)
(1) All shares repurchased have been subsequently cancelled.

(2) Average price paid per share excludes 1% excise tax on share repurchases.
(3) On February 26, 2025 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During fiscal 2026 we repurchased 200,000 shares of common stock, at an average price of $150.93, for $30.2 million. As of January 31, 2026, $119.8 million of the authorization remained available for repurchases.

Performance Graph

The performance graph below compares the cumulative total return for our common stock with the cumulative total return (including reinvestment of dividends) of the Standard & Poor’s (S&P) 500 Composite Stock Index and that of a selected peer group for fiscal 2022 through fiscal 2026. The selected peer group consists of MasTec, Inc., Quanta Services, Inc., MYR Group, Inc., and Primoris Services Corporation. The graph assumes an investment of $100 in our common stock and in each of the respective indices noted on January 31, 2021. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of the possible future performance of our common stock.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes, as well as Part I, Item 1. Business, and Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.

Introduction

We are a leading provider of specialty contracting services focused on the digital infrastructure, telecommunications and utilities industries throughout the United States. These services include program management, planning, engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications and digital infrastructure providers. We also provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. Additionally, we provide comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities. We supply the labor, tools, and equipment necessary to provide these services to our customers.
Demand for high-speed and low-latency connectivity is expanding, driven by data-intensive applications and mobile usage, necessitating extensive wireline network upgrades and extensions, new and expanding fiber and electrical infrastructure for data centers to meet the current and future needs of cloud compute, AI and advanced wireless network deployments. This widespread need for expanded and enhanced connectivity fuels significant opportunities within the digital infrastructure industry. Our relationships, national footprint, and ability to manage increasingly complex services differentiate us and we are confident in our ability to capitalize on industry opportunities.

Our strategy centers on our core maintenance and operations services which provide a strong foundation to capitalize on other drivers of demand for digital infrastructure. These include multi-year fiber-to-the-home deployments throughout the United States, increasing fiber and electrical infrastructure builds to support hyperscaler data center growth, continued state and federal program spending to bridge the digital divide and wireless network modernization programs to meet increasing digital demands.

The cyclical nature of the industries we serve affects demand for our services, and our contract revenues and results of operations exhibit seasonality as a significant portion of our Communications segment work is performed outdoors. The capital expenditure and maintenance budgets of our customers, and the related timing of approvals and seasonal spending patterns, influence our contract revenues and results of operations. Factors affecting our customers and their capital expenditure budgets include, but are not limited to, overall economic conditions, the introduction of new technologies, our customers’ debt levels and capital structures, our customers’ financial performance, and our customers’ positioning and strategic plans. Other factors that may affect our customers and their capital expenditure budgets include the availability of state and federal funding, the implementation or enforcement of regulations or regulatory actions impacting our customers’ businesses, merger or acquisition activity involving our customers, and the physical maintenance needs of our customers’ infrastructure.

Customer Relationships and Contractual Arrangements

We have established relationships with many leading telecommunications providers, including telephone companies, cable multiple system operators, wireless carriers, telecommunications equipment and infrastructure providers, as well as electric and gas utilities and many leading general contractors specializing in data center construction. Our customer base is highly concentrated. The following reflects the percentage of total contract revenues from customers who contributed at least 10% to our total contract revenues during fiscal 2026, fiscal 2025, or fiscal 2024:

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
AT&T, Inc. (1)	25.4%	20.1%	16.9%
Verizon Communications, Inc. (2)	14.0%	12.2%	14.0%
Lumen Technologies, Inc. (1)	10.8%	12.1%	15.6%
Comcast Corporation	7.4%	8.5%	10.7%
(1) On February 2, 2026, AT&T Inc. completed its acquisition of substantially all of the mass markets fiber business from Lumen Technologies Inc. Since this transaction occurred subsequent to fiscal 2026, we have continued to report revenues for the mass markets fiber business under Lumen Technologies Inc.
(2) Includes revenue attributable to Frontier Communications Corporation retrospectively for all periods presented as a result of its acquisition by Verizon Communications, Inc. on January 20, 2026.

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

The following table summarizes our contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues:

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Multi-year master service agreements	86.6%	79.3%	77.7%
Other long-term contracts	5.6%	10.0%	11.9%
Total long-term contracts	92.2%	89.3%	89.6%

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2026. During the fourth quarter of fiscal 2026, we acquired Power Solutions, LLC (“Power Solutions”), a company that provides comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities in the Greater Washington D.C., Maryland, and Virginia area. This acquisition expands our service offerings and our customer base. The purchase price was valued at $1.95 billion as of the signing of the acquisition on a cash-free, debt-free basis. The value is subject to post-closing adjustment, including the final determination of cash, indebtedness and working capital balances. At the closing date, the funding of the acquisition included a cash payment of $1,644.9 million ($1,628.6 million net of cash acquired of $16.3 million), the issuance of 1,011,069 shares of Dycom common stock to the sellers valued at $351.0 million, and the assumption of seller indebtedness of $64.8 million. Total consideration was $1,995.9 million. The acquisition of Power Solutions resulted in the addition of a new operating segment which is also a new reportable segment – Building Systems. For a discussion of our business and reportable segments, see Item 1. “Business.”

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

Fiscal 2024. During August 2023, we acquired Bigham Cable Construction, Inc. (“Bigham”), for $131.2 million ($127.0 million fixed purchase price, plus cash acquired of $8.3 million, less indebtedness of $4.1 million). Bigham provides construction and maintenance services for telecommunications providers in the southeastern United States. This acquisition expands our geographic presence within our existing customer base

Results of the businesses acquired are included in our consolidated financial statements from their respective dates of acquisition. The purchase price allocation of the company acquired in fiscal 2026 is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

Understanding Our Results of Operations

The following information is presented so that the reader may better understand certain factors impacting our results of operations, and should be read in conjunction with Critical Accounting Policies and Estimates below, as well as Note 2, Significant Accounting Policies & Estimates, in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Fiscal 2026 had 53 weeks of operations while fiscal 2025 had 52 weeks.

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

Loss on Debt Extinguishment. Loss on debt extinguishment for fiscal 2026 of $7.3 million and fiscal 2025 of $1.0 million includes the write-off of deferred debt issuance costs in connection with the Credit Agreement amendments. See “Liquidity and Capital Resources - Compliance with Credit Agreement” for more information.

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the collection of accounts receivable under a customer-sponsored vendor payment program.

Seasonality and Fluctuations in Operating Results. Our contract revenues and results of operations exhibit seasonality and are impacted by adverse weather changes as we perform a significant portion of our Communications segment work outside. Consequently, adverse weather, which is more likely to occur with greater frequency, severity, and duration during the winter, as well as reduced daylight hours, impact our operations during the fiscal quarters ending in January and April. Additionally, extreme weather conditions such as major or extended winter storms, droughts and tornados, wildfires, and natural disasters, such as floods, hurricanes, tropical storms, whether as a result of climate change or otherwise, could also impact the demand for our services, or impact our ability to perform our services. Also, several holidays fall within the fiscal quarter ending in January, which decreases the number of available workdays in this fiscal quarter. Because of these factors, we are most likely to experience reduced revenue and profitability or losses during the fiscal quarters ending in January and April compared to the fiscal quarters ending in July and October.

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

For certain contracts, representing less than 5% of contract revenues during fiscal 2026, fiscal 2025, and fiscal 2024, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period 12 months or less and for which payment may be received based on project milestones or in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred.

We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated. There were no material amounts of unapproved change orders or claims recognized during fiscal 2026, fiscal 2025, and fiscal 2024.

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

Contract liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 31, 2026 and January 25, 2025, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue.

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

Goodwill and Intangible Assets. Goodwill and other indefinite-lived intangible assets are assessed for impairment annually, or more frequently, if events occur that would indicate a potential reduction in the fair value of a reporting unit below its carrying value. We perform our annual impairment review of goodwill at the reporting unit level. Each of our operating segments with goodwill represents a reporting unit for the purpose of assessing impairment. If we determine the fair value of the reporting unit’s goodwill or other indefinite-lived intangible assets is less than their carrying value as a result of an annual or interim test, an impairment loss is recognized and reflected in operating income or loss in the consolidated statements of operations during the period incurred. The following table sets forth goodwill and other intangible assets, net by reportable segment as of January 31, 2026 (dollars in millions):

	Communications	Building Systems	Total
Goodwill	$332.6	$1,110.8	$1,443.4
Percentage of total	23.0%	77.0%	100.0%
Other intangible assets, net	$171.3	$754.6	$925.9
Percentage of total	18.5%	81.5%	100.0%

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

We performed our annual impairment assessment for fiscal 2026, fiscal 2025, and fiscal 2024, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. For the Company’s indefinite-lived intangible asset we performed a qualitative assessment for fiscal 2026, fiscal 2025 and fiscal 2024. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2026, fiscal 2025, and fiscal 2024;

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Terminal Growth Rate	3%	2% - 3%	2.5%
Discount Rate	11.5%	10.5%	10.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate for fiscal 2026 increased compared to the rate used in fiscal 2025. The cost of equity increased as did the weighting for equity which resulted in an increase in the weighted average cost of capital compared to the prior year. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units were in excess of their carrying values in the fiscal 2026 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2026 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2026 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2026 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 31, 2026, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Implementation Costs – Cloud Computing Arrangements. In accordance with ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Internal-Use Software, to the extent costs incurred in a cloud computing arrangement are capitalizable, the corresponding costs are recorded in other assets and the related amortization is included in general and administrative expense in the consolidated statements of operations. The amount of capitalized cloud computing implementation costs included in other non-current assets was $61.7 million and $29.8 million as of January 31, 2026 and January 25, 2025, respectively. The amortization of capitalized implementation costs related to cloud computing arrangements was $2.4 million and $1.7 million during fiscal 2026 and fiscal 2025.

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain annual stop-loss limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Losses for claims beyond our retained risk of loss are covered by insurance up to our coverage limits. Our Building Systems segment is fully insured for these risks through third-party insurance policies, and we do not retain the risk of loss for claims related to those operations.

For workers’ compensation losses during fiscal 2026, 2025, and 2024, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2026, we retained the risk of loss up to $2.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10.0 million, if any.

For automobile liability losses during fiscal 2025, we retained the risk of loss up to $2.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage and we retained the risk of loss up to $1.0 million for general liability losses during fiscal 2025. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10 million, if any.

For automobile liability and general liability losses during fiscal 2024, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $10.0 million risk of loss on a per occurrence basis for losses between $5.0 million and $15.0 million, if any, and we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2026, we retain the risk of loss on an annual basis, up to the first $750,000 of claims per participant. In calendar years 2025 and 2024, we retained the risk of loss on an annual basis, up to the first $750,000 and $700,000, respectively, of claims per participant.

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

	January 31, 2026	January 25, 2025
Accrued insurance claims - current	$47,594	$46,686
Accrued insurance claims - non-current	57,977	49,836
Accrued insurance claims	$105,571	$96,522

Insurance recoveries/receivables:
Non-current (included in Other assets)	8,570	3,343
Insurance recoveries/receivables	$8,570	$3,343

The liability for total accrued insurance claims included incurred but not reported losses of approximately $56.3 million and $47.9 million as of January 31, 2026 and January 25, 2025, respectively.

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

Compensation expense for stock-based awards is based on fair value at the measurement date. The fair value of RSUs and Performance RSUs is estimated on the date of grant and is equal to the closing market price per share of our common stock on that date. RSUs vest ratably over a three-year period starting in fiscal 2026 and prior grants vested ratably over a four-year period. Performance RSUs vest ratably over a three-year period, if certain performance measures are achieved. Each RSU and Performance RSU is settled in one share of our common stock upon vesting. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. This valuation is affected by the Company’s stock price as well as other inputs, including the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and expected dividends, if any. Our outstanding stock options generally vest ratably over a four-year period and are generally exercisable over a period of up to ten years.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	January 31, 2026		January 25, 2025
Contract revenues	$5,545.9	100.0%	$4,702.0	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	4,405.8	79.4	3,769.9	80.2
General and administrative	445.5	8.0	393.0	8.4
Depreciation and amortization	269.6	4.9	198.6	4.2
Total	5,120.8	92.3	4,361.5	92.8
Interest expense, net	(66.5)	(1.2)	(61.0)	(1.3)
Loss on debt extinguishment	(7.3)	(0.1)	(1.0)	—
Other income, net	16.6	0.3	29.2	0.6
Income before income taxes	367.9	6.6	307.8	6.5
Provision for income taxes	86.7	1.6	74.4	1.6
Net income	$281.2	5.1%	$233.4	5.0%

Fiscal 2026 included 53 weeks of operations, whereas fiscal 2025 included 52 weeks, which impacts the comparability of the financial results and year-over-year variances discussed below.

Contract Revenues. Contract revenues were $5.546 billion during fiscal 2026 compared to $4.702 billion during fiscal 2025. Contract revenues from acquired businesses were $563.8 million during fiscal 2026 and $109.1 million during fiscal 2025. Acquired revenues represent contract revenues from acquired businesses that were not owned for the full period in both the current and comparable prior periods. Excluding amounts generated by the acquired businesses, contract revenues increased by $389.2 million during fiscal 2026 compared to fiscal 2025, primarily due to net increases in fiber-to-the-home deployments, including rural fiber deployment programs.

Costs of Earned Revenues, excluding Depreciation and Amortization. Costs of earned revenues increased to $4.406 billion, or 79.4% of contract revenues, during fiscal 2026 compared to $3.770 billion, or 80.2% of contract revenues, during fiscal 2025. The primary component of the increase was a $492.3 million aggregate increase in direct labor and subcontractor costs. The increase was further due to a $78.3 million increase in direct materials, a $52.0 million increase in other direct costs and a $13.3 million increase in equipment maintenance and fuel costs combined.

Costs of earned revenues as a percentage of contract revenues decreased 0.7% during fiscal 2026 compared to fiscal 2025. As a percentage of contract revenues, direct materials increased 0.6% primarily as a result of our mix of work in which we provide materials for our customers. Equipment maintenance and fuel costs combined decreased 0.3% as a percentage of contract revenues. Labor and subcontracted labor costs decreased 1.0% as a percentage of contract revenues, primarily due to the mix of work performed.

General and Administrative Expenses. General and administrative expenses increased to $445.5 million, or 8.0% of contract revenues, during fiscal 2026 compared to $393.0 million, or 8.4% of contract revenues, during fiscal 2025. The increase in total general and administrative expenses primarily resulted from increased administrative, payroll, performance based compensation, $18.8 million of acquisition and integration costs during fiscal 2026 (compared to $4.2 million during fiscal 2025) and other costs, including incremental general administrative expenses from acquired businesses. This increase was partially offset by lower stock-based compensation expense in the current year, as the prior year included $11.4 million incremental stock-based compensation expense resulting from the CEO transition. See Note 19, Stock-Based Awards, for additional information regarding the CEO transition.

Depreciation and Amortization. Depreciation expense was $200.8 million, or 3.6% of contract revenues, during fiscal 2026, compared to $167.2 million, or 3.6% of contract revenues, during fiscal 2025. The increase in depreciation expense during fiscal 2026 was primarily due to incremental capital expenditures to support our growth in operations, normal replacement cycle of fleet assets, and depreciation from acquired businesses. Amortization expense was $68.8 million and $31.4 million during fiscal 2026 and fiscal 2025, respectively. The increase in amortization expense during fiscal 2026 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net increased to $66.5 million during fiscal 2026 from $61.0 million during fiscal 2025 as a result of higher outstanding borrowings during the current period, which was partially offset by higher interest income on invested cash balances.

Loss on Debt Extinguishment. Loss on debt extinguishment during fiscal 2026 of $7.3 million and fiscal 2025 of $1.0 million includes the write-off of deferred debt issuance costs in connection with the Credit Agreement amendments. See “Liquidity and Capital Resources - Compliance with Credit Agreement” for more information.

Other Income, Net. Other income, net was $16.6 million and $29.2 million during fiscal 2026 and fiscal 2025, respectively. The change in other income, net was primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Gain on sale of fixed assets was $26.7 million and $36.5 million during fiscal 2026 and fiscal 2025, respectively. Other income, net also includes expense associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for fiscal 2026 and fiscal 2025 (dollars in millions):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025
Income tax provision	$86.7	$74.4
Effective income tax rate	23.6%	24.2%

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits.

Net Income. Net income was $281.2 million for fiscal 2026 compared to $233.4 million for fiscal 2025.

Non-GAAP Adjusted EBITDA. Adjusted EBITDA is a Non-GAAP measure. We define Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, gain on sale of fixed assets, stock-based compensation expense, and certain non-recurring items. Management believes Adjusted EBITDA is a helpful measure for comparing the Company’s operating performance with prior periods as well as with the performance of other companies with different capital structures or tax rates. The following table provides a reconciliation of net income to Non-GAAP Adjusted EBITDA (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025
Net income	$281.2	$233.4
Interest expense, net	66.5	61.0
Provision for income taxes	86.7	74.4
Depreciation and amortization	269.6	198.6
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	704.0	567.4
Gain on sale of fixed assets	(26.7)	(36.5)
Stock-based compensation expense	34.5	40.3
Acquisition and integration costs	18.8	4.2
Loss on debt extinguishment	7.3	1.0
Non-GAAP Adjusted EBITDA	$737.7	$576.3

Non-GAAP Adjusted EBITDA % of contract revenues	13.3%	12.3%

A discussion of our financial results for fiscal 2025 compared to our financial results for fiscal 2024 can be found in the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” section in our Annual Report on Form 10-K for the fiscal year ended January 25, 2025, filed on February 28, 2025.

Segment Results

Through October 25, 2025, we reported our results under a single reportable segment. During the fourth quarter of fiscal 2026, in connection with the acquisition of Power Solutions, we reevaluated our reportable segments which resulted in the transition from a single reportable segment to two reportable segments: Communications and Building Systems. See Part I, Item 1. Business for additional information. Common administrative support for operating companies require that certain allocations be made to determine segment profitability, including allocations of corporate shared and indirect operating costs, as well as general and administrative costs. Certain corporate costs are not allocated, including certain acquisition and integration costs, interest expense (income); and loss on debt extinguishment. The following table sets forth segment and consolidated contract revenues, segment and consolidated income before income taxes and segment and consolidated Non-GAAP Adjusted EBITDA for the periods indicated and the amounts as a percentage of segment and consolidated contract revenues, respectively, as well as the dollar and percentage change from the prior period (totals may not add due to rounding) (dollars in millions):

	Fiscal Year Ended				Change
	January 31, 2026		January 25, 2025		Amount	%
Contract Revenues:
Communications	$5,450.1	98.3%	$4,702.0	100.0%	$748.1	15.9%
Building Systems	95.8	1.7%	—	—%	95.8	100.0%
Consolidated contract revenues	$5,545.9	100.0%	$4,702.0	100.0%	$843.9	17.9%

Income (loss) before Income Taxes:
Communications	$470.0	8.5%	$369.8	7.9%	$100.2	27.1%
Building Systems	(9.6)	(0.2)%	—	—%	(9.6)	100.0%
Corporate and Non-Allocated Costs	(92.5)	(1.7)%	(62.0)	(1.3)%	(30.5)	49.2%
Consolidated income before income taxes	$367.9	6.6%	$307.8	6.5%	$60.1	19.5%

Non-GAAP Adjusted EBITDA:
Communications	$726.6	13.3%	$576.3	12.3%	$150.3	26.1%
Building Systems	11.1	11.6%	—	—%	11.1	100.0%
Consolidated Non-GAAP Adjusted EBITDA	$737.7	13.3%	$576.3	12.3%	$161.4	28.0%

Fiscal 2026 included 53 weeks of operations, whereas fiscal 2025 included 52 weeks, which impacts the comparability of the financial results and year-over-year variances discussed below.

Communications Segment Results

Contract Revenues. The increase in contract revenues for the fiscal year ended January 31, 2026 was primarily due to net increases in fiber-to-the-home deployments, including rural fiber deployment programs and revenues from businesses acquired in fiscal 2025.

Income before income taxes. The increase in income before income taxes for the fiscal year ended January 31, 2026 was primarily due improved operating leverage resulting from higher contract revenues.

Non-GAAP Adjusted EBITDA. The increase in Non-GAAP Adjusted EBITDA for the fiscal year ended January 31, 2026 was primarily due improved operating leverage resulting from higher contract revenues.

Building Systems Segment Results

Contract Revenues. The increase in contract revenues for the fiscal year ended January 31, 2026 was due to revenues from the business acquired in fiscal 2026.

Loss before income taxes. The loss before income taxes for the fiscal year ended January 31, 2026 is attributable to amortization expense resulting from the application of acquisition accounting for the acquired business, which resulted in $20.4 million of amortization expense associated with finite-lived intangible assets related to customer relationships, backlog and trade names identified during the preliminary purchase price allocation. We expect these non-cash charges to continue to impact segment operating results in future periods as the economic value of the acquired intangibles is realized.

Non-GAAP Adjusted EBITDA. The increase in Non-GAAP Adjusted EBITDA for the fiscal year ended January 31, 2026 was due to the results of the business acquired in fiscal 2026.

Corporate and Non-Allocated Costs

The increase in corporate and non-allocated costs during the fiscal year ended January 31, 2026 resulted from increased interest expense, loss on debt extinguishment and acquisition costs.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $709.2 million as of January 31, 2026, compared to $92.7 million as of January 25, 2025. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,754.0 million as of January 31, 2026 compared to $1,117.5 million as of January 25, 2025.

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

Our level of capital expenditures can vary depending on the customer demand for our services, the replacement cycle we select for our equipment, and overall growth. We intend to fund these expenditures primarily from operating cash flows, availability under our Credit Agreement (as defined below), and cash on hand. We expect capital expenditures, net of disposals, to range from $210.0 million to $220.0 million during fiscal 2027 to support growth opportunities and the replacement of certain fleet assets.

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

Net Cash Flows. The following table presents our net cash flows for fiscal 2026 and fiscal 2025 (dollars in millions):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025
Net cash flows:
Provided by operating activities	$642.5	$349.1
Used in investing activities	$(1,835.7)	$(395.2)
Provided by financing activities	$1,809.6	$37.7

Cash Provided by Operating Activities. During fiscal 2026, net cash provided by operating activities was $642.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $35.8 million of operating cash flow during fiscal 2026. Working capital changes that provided operating cash flow during fiscal 2026 included an increase in accounts payable of $223.2 million. Working capital changes that used operating cash flow during fiscal 2026 included an increase in contract assets, net of $111.3 million, an increase in other assets of $50.2 million, a decrease in income tax payable of $46.8 million, a decrease in accrued liabilities of $41.7 million, an increase in accounts receivable, net of $0.8 million, and an increase in other current assets and inventory of $8.2 million.

The primary non-cash items in cash flows from operating activities during the current and prior periods are depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets, provision for bad debt and loss on debt extinguishment.

Our days sales outstanding (“DSO”) was 101 days and 114 days as of January 31, 2026 and January 25, 2025, respectively. DSO is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for credit losses, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. DSO as of January 31, 2026 is calculated on a pro forma basis by adjusting contract revenues during the fourth quarter of fiscal 2026 to include the historical contract revenues of the business acquired in fiscal 2026 as if such acquisition had occurred as of the beginning of the fiscal quarter.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of January 31, 2026 and January 25, 2025 and Note 20, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets (liabilities), net as of January 31, 2026 or January 25, 2025.

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

Cash Used in Investing Activities. Net cash used in investing activities was $1,835.7 million during fiscal 2026. Capital expenditures of $240.8 million were primarily for the replacement of certain fleet assets and other equipment for new work opportunities and cash paid for the fiscal 2026 acquisition, net of cash acquired, was $1,628.6 million. Proceeds from sale of assets were $33.6 million.

Net cash used in investing activities was $395.2 million during fiscal 2025. Capital expenditures of $250.5 million were for the replacement of certain fleet assets and new work opportunities and cash paid for acquisitions was $183.9 million. Proceeds from sale of assets were $39.1 million.

Cash Provided by Financing Activities. Net cash provided by financing activities was $1,809.6 million during fiscal 2026. During fiscal 2026, borrowings under our credit agreement were $2,969.0 million. We used approximately $1,079.0 million to repay borrowings under our Credit Agreement. We also borrowed and repaid $600.0 million on a 364 day secured bridge loan facility related to the fiscal 2026 acquisition. We repurchased 200,000 shares of our common stock in open market transactions, at an average price of $150.93 per share, for $30.2 million, during fiscal 2026. Average price paid per share excludes 1% excise tax on share repurchases. We also paid $14.4 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during fiscal 2026. In addition, we paid $1.9 million, net, to tax authorities for payroll tax withholding obligations on the exercise of stock options. We paid approximately $33.9 million in issuance costs and third party fees and expenses related to our financing transactions.

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

Supplemental Disclosure of Non-Cash Activities: During fiscal 2026, in connection with the Power Solutions acquisition, we issued 1,011,069 shares of Dycom common stock to the sellers valued at $351.0 million.

Compliance with Credit Agreement. The Company and certain of its subsidiaries are party to a credit agreement (as defined below). The Company, the Guarantors (as defined therein) party thereto, the Term Loan B lender (as defined therein) party thereto and Bank of America, N.A (“Bank of America”) as administrative and collateral agent (in such capacities and together with its successors and permitted assigns, the “Administrative Agent”), entered into that certain First Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”), which amends that Third Amended and Restated Credit Agreement, dated as of December 23, 2025 by and among, the Company, the Guarantors from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and the L/C Issues (as defined therein) from time to time party thereto and the Administrative Agent (the “Existing Credit Agreement”, and, the Existing Credit Agreement, as amended by the Amendment, the “Credit Agreement”). On December 23, 2025, we amended and restated the Credit Agreement to, among other things, establish a $600.0 million 364 day secured bridge loan facility (the “Bridge Facility”), increase the existing senior secured term loan A facility from $440.0 million to $1,540.0 million (the “Term Loan A Facility”), increase the commitments under the senior secured revolving credit facility from $650.0 million to $800.0 million (the “Revolving Credit Facility”) and extend the maturity date of the Term Loan A Facility and the Revolving Credit Facility. On January 27, 2026, we entered into the First Amendment to, among other things, establish an $800 million senior secured term loan B facility (the “Term Loan B Facility”), the proceeds of which were used to (i) refinance the Bridge Facility, (ii) pay the fees and expenses incurred in connection therewith and (iii) fund cash to the balance sheet of the Company. The Credit Agreement includes a revolving facility with a maximum revolver commitment of $800.0 million, a Term Loan A Facility in the principal amount of $1,540.0 million, and a Term Loan B Facility in the principal amount of $800.0 million. The Credit Agreement also includes a $225.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Revolving Credit Facility and Term Loan A Facility is December 23, 2030. The maturity of the Term Loan B Facility is January 27, 2033.

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $927.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 3.50 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by (i) unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement, (ii) subordinated indebtedness, as defined in the Credit Agreement and (iii) unsecured indebtedness, as defined in the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of the assets of the Borrowers and the Guarantors (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio. The weighted average interest rates and fees for balances under our Credit Agreement as of January 31, 2026 and January 25, 2025, respectively, were as follows:

		Weighted Average Rate End of Period
		January 31, 2026	January 25, 2025
Borrowings - Term A SOFR Loans	1.375% - 2.00% plus Term SOFR	5.43%	6.02%
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)	—%	—%
Borrowings - Term B SOFR Loans	1.75% plus Term SOFR	5.43%	—%
Unused Revolver Commitment	0.20% - 0.40%	0.35%	0.30%
Standby Letters of Credit	1.375% - 2.00%	1.75%	1.63%
Commercial Letters of Credit	0.6875% - 1.000%	—%	—%
(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and if such rate is less than zero, such rate shall be deemed zero. There were no outstanding borrowings under our revolving facility as of January 25, 2025 and January 31, 2026, respectively.

Standby letters of credit of approximately $53.6 million and $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of January 31, 2026 and January 25, 2025, respectively.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than (A) until the last day of the first fiscal quarter ending after the second anniversary of December 23, 2025, 4.50 to 1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 2.50 to 1.00, as measured at the end of each fiscal quarter. At January 31, 2026 and January 25, 2025, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $746.4 million and $602.5 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Contractual Obligations. The following table sets forth our outstanding contractual obligations as of January 31, 2026 (dollars in thousands):

	Due in Fiscal 2027	Due Thereafter	Total
2029 Notes	$—	$500,000	$500,000
Credit agreement – Term Loan A Facility	—	1,540,000	1,540,000
Credit agreement – Term Loan B Facility	4,000	796,000	800,000
Fixed interest payments on long-term debt(1)	22,500	56,250	78,750
Obligations under long-term operating leases(2)	50,119	164,281	214,400
Obligations under short-term operating leases(3)	1,663	—	1,663
Employment agreements	36,051	7,310	43,361
Purchase and other contractual obligations(4)	70,619	64,706	135,325
Total	$184,952	$3,128,547	$3,313,499

(1) Includes interest payments on our $500.0 million principal amount of 2029 Notes outstanding, and excludes interest payments on our variable rate debt. Variable rate debt as of January 31, 2026 consisted of $1,540.0 million outstanding under our Term Loan A Facility and $800.0 million outstanding under our Term Loan B Facility.

(2) Amounts represent undiscounted lease obligations under long-term operating leases and exclude long-term operating leases that have not yet commenced of $6.2 million as of January 31, 2026.

(3) Amounts represent lease obligations under short-term operating leases that are not recorded on our consolidated balance sheet as of January 31, 2026.

(4) Amounts represent committed capital for the expansion of our vehicle fleet, equipment and other assets in order to accommodate manufacturer lead times, as well as other purchase commitments not reflected in our consolidated balance sheet, primarily for inventory and general and administrative services, including information technology services.

Our consolidated balance sheet as of January 31, 2026 includes a long-term liability of approximately $58.0 million for accrued insurance claims. This liability has been excluded from the table above as the timing of payments is uncertain.

The liability for unrecognized tax benefits for uncertain tax positions was approximately $18.9 million and $21.6 million, as of January 31, 2026 and January 25, 2025, respectively, and is included in other liabilities in the consolidated balance sheets. This amount has been excluded from the contractual obligations table because we are unable to reasonably estimate the timing of the resolution of the underlying tax positions with the relevant tax authorities.

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 31, 2026 and January 25, 2025 we had $917.9 million and $413.5 million of outstanding performance and other surety contract bonds, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $655.7 million as of January 31, 2026. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At both January 31, 2026 and January 25, 2025, we had $31.0 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $53.6 million and $47.5 million outstanding standby letters of credit issued under our Credit Agreement as of January 31, 2026 and January 25, 2025, respectively.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers. The following table sets forth our backlog as of January 31, 2026 and January 25, 2025 (dollars in millions):

	Fiscal Year Ended
	January 31, 2026		January 25, 2025
	Total Backlog	Next 12 Months (included in Total Backlog)	Total Backlog	Next 12 Months (included in Total Backlog)
Communications	$8,333.5	$5,249.6	$7,759.9	$4,642.5
Building Systems	1,208.5	1,108.4	—	—
Total	$9,542.0	$6,358.0	$7,759.9	$4,642.5

Our backlog represents an estimate of services to be performed pursuant to master service agreements and other contractual agreements over their terms. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In the case of master service agreements which are commonly used within our Communications segment, backlog is estimated based on the work performed in the preceding 12-month period, when applicable. When estimating backlog for newly initiated master service agreements and other long and short-term contracts, we also consider the anticipated scope of the contract and information received from the customer during the procurement process and, where applicable, other ancillary information. Building Systems segment backlog represents management’s estimate of contract revenues expected to be realized related to remaining performance obligations from the portion of firm orders under fixed price and modified fixed-price contracts not yet completed or for which work has not yet begun. The majority of our backlog comprises services under master service agreements and other long-term contracts.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk relates to unfavorable changes in interest rates on our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of our fixed-rate debt and interest expense on our variable-rate debt. At January 31, 2026, 18% of our debt, on a gross basis, incurred interest at a fixed-rate and the remaining 82% of the debt incurred interest at a variable-rate.

On April 1, 2021, we issued $500.0 million aggregate principal amount of 4.50% senior notes due 2029 (the “2029 Notes”). The 2029 Notes are guaranteed on a senior unsecured basis, jointly and severally, by all of our domestic subsidiaries that guarantee the Credit Agreement. The fair value of the fixed rate 2029 Notes will change with changes in market interest rates. Generally, the fair value of the fixed rate 2029 Notes will increase as interest rates fall and decrease as interest rates rise. The following table summarizes the carrying amount and fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $98.44 and $94.65 as of January 31, 2026 and January 25, 2025, respectively (dollars in thousands):

	January 31, 2026	January 25, 2025
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(2,966)	(3,903)
Net carrying amount of 2029 Notes	$497,034	$496,097

	January 31, 2026	January 25, 2025
Fair value of principal amount of 2029 Notes	$492,200	$473,250
Less: Debt issuance costs	(2,966)	(3,903)
Fair value of 2029 Notes	$489,234	$469,347

A hypothetical 50 basis point change in the market interest rates in effect would result in an increase or decrease in the fair value of the 2029 Notes of approximately $7.2 million, calculated on a discounted cash flow basis as of January 31, 2026.

Our Credit Agreement provides borrowings at a variable rate of interest. On January 31, 2026, we had variable rate debt outstanding of $1,540.0 million under our Term Loan A Facility and $800.0 million under our Term Loan B Facility. Interest related to these borrowings fluctuates based on Term SOFR or the Base rate, each, as defined in the Credit Agreement and as described above. At the current level of borrowings, for every 50 basis point change in the interest rate, interest expense associated with such borrowings would correspondingly change by approximately $11.7 million annually.

Item 8. Financial Statements and Supplementary Data.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	January 31, 2026	January 25, 2025
ASSETS
Current assets:
Cash and equivalents	$709,165	$92,670
Accounts receivable, net (Note 6)	1,696,973	1,373,738
Contract assets	162,327	63,375
Inventories	128,349	127,255
Income tax receivable	19,869	2,963
Other current assets	40,212	34,629
Total current assets	2,756,895	1,694,630

Property and equipment, net	575,376	541,921
Operating lease right-of-use assets	169,648	112,151
Goodwill	1,443,435	330,330
Intangible assets, net	925,948	219,746
Other assets	107,880	46,589
Total assets	$5,979,182	$2,945,367
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$497,263	$223,490
Current portion of debt	4,000	10,000
Contract liabilities	158,503	73,548
Accrued insurance claims	47,594	46,686
Operating lease liabilities	42,288	35,823
Income taxes payable	771	30,636
Other accrued liabilities	256,481	166,970
Total current liabilities	1,006,900	587,153
Long-term debt	2,810,497	933,212
Accrued insurance claims - non-current	57,977	49,836
Operating lease liabilities - non-current	135,221	76,928
Deferred tax liabilities, net - non-current	85,159	32,172
Other liabilities	24,292	26,969
Total liabilities	4,120,046	1,706,270
COMMITMENTS AND CONTINGENCIES (Note 22)
Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 29,969,648 and 28,978,949 issued and outstanding, respectively	9,990	9,659
Additional paid-in capital	381,659	8,991
Retained earnings	1,467,487	1,220,447
Total stockholders’ equity	1,859,136	1,239,097
Total liabilities and stockholders’ equity	$5,979,182	$2,945,367
See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share amounts)

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024

Contract revenues	$5,545,912	$4,702,014	$4,175,574

Costs of earned revenues, excluding depreciation and amortization	4,405,795	3,769,877	3,361,815
General and administrative	445,484	393,030	327,674
Depreciation and amortization	269,566	198,571	163,092
Total	5,120,845	4,361,478	3,852,581

Interest expense, net	(66,512)	(60,994)	(52,603)
Loss on debt extinguishment	(7,268)	(965)	—
Other income, net	16,588	29,213	21,609
Income before income taxes	367,875	307,790	291,999

Provision for income taxes	86,686	74,377	73,076

Net income	$281,189	$233,413	$218,923

Earnings per common share:
Basic earnings per common share	$9.68	$8.02	$7.46

Diluted earnings per common share	$9.56	$7.92	$7.37

Shares used in computing earnings per common share:
Basic	29,055,087	29,112,573	29,333,054

Diluted	29,423,339	29,481,791	29,698,926

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Net income	$281,189	$233,413	$218,923
Foreign currency translation gains, net of tax	—	—	224
Disposal of foreign entity	—	1,547	—
Comprehensive income	$281,189	$234,960	$219,147

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 28, 2023	29,350,021	$9,783	$5,654	$(1,771)	$855,089	$868,755
Stock options exercised	19,736	7	1,142	—	—	1,149
Stock-based compensation	1,759	1	25,456	—	—	25,457
Issuance of restricted stock, net of tax withholdings	204,762	68	(6,072)	—	(3,899)	(9,903)
Repurchase of common stock, including applicable excise tax	(485,000)	(162)	(19,963)	—	(29,824)	(49,949)
Other comprehensive income	—	—	—	224	—	224
Net income	—	—	—	—	218,923	218,923
Balances as of January 27, 2024	29,091,278	9,697	6,217	(1,547)	1,040,289	1,054,656
Stock options exercised	74,669	25	(7,984)	—	—	(7,959)
Stock-based compensation	1,075	—	40,320	—	—	40,320
Issuance of restricted stock, net of tax withholdings	221,927	74	(6,815)	—	(10,303)	(17,044)
Repurchase of common stock, including applicable excise tax	(410,000)	(137)	(22,747)	—	(42,952)	(65,836)
Disposal of foreign entity	—	—	—	1,547	—	1,547
Net income	—	—	—	—	233,413	233,413
Balances as of January 25, 2025	28,978,949	9,659	8,991	—	1,220,447	1,239,097
Stock options exercised	13,144	4	(1,916)	—	—	(1,912)
Stock-based compensation	534	—	34,468	—	—	34,468
Issuance of restricted stock, net of tax withholdings	165,952	55	(1,508)	—	(12,949)	(14,402)
Shares issued in connection with acquisition	1,011,069	337	350,615	—	—	350,952
Repurchase of common stock, including applicable excise tax	(200,000)	(66)	(8,991)	—	(21,200)	(30,257)
Net income	—	—	—	—	281,189	281,189
Balances as of January 31, 2026	29,969,648	$9,990	$381,659	$—	$1,467,487	$1,859,136

See notes to the consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Cash flows from operating activities:
Net income	$281,189	$233,413	$218,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,566	198,571	163,092
Non-cash lease expense	53,717	41,030	35,181
Deferred income tax provision (benefit)	52,986	(17,390)	(10,643)
Stock-based compensation	34,468	40,320	25,457
Provision for (recovery of) bad debt, net	1,633	(1,184)	274
Gain on sale of fixed assets	(26,708)	(36,461)	(28,348)
Loss on debt extinguishment	7,268	965	—
Amortization of debt issuance costs and other	4,183	4,431	2,984
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(842)	(117,766)	(142,383)
Contract assets/liabilities, net	(111,256)	31,191	23,034
Other current assets and inventories	(8,198)	4,284	3,085
Other assets	(50,247)	(20,956)	408
Income taxes receivable/payable	(46,770)	26,476	(14,205)
Accounts payable	223,234	(16,810)	6,989
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(41,720)	(21,018)	(24,872)
Net cash provided by operating activities	642,503	349,096	258,976
Cash flows from investing activities:
Capital expenditures	(240,791)	(250,457)	(218,492)
Proceeds from sale of assets	33,633	39,135	35,231
Cash paid for acquisitions, net of cash acquired	(1,628,581)	(183,876)	(122,902)
Net cash used in investing activities	(1,835,739)	(395,198)	(306,163)
Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loans	2,969,000	987,375	763,000
Principal payments on senior credit agreement, including term loans	(1,079,000)	(852,375)	(780,500)
Debt issuance costs	(33,870)	(6,671)	—
Repurchase of common stock	(30,185)	(65,640)	(49,659)
Proceeds from borrowings on senior secured bridge loan	600,000	—	—
Principal payments on senior secured bridge loan	(600,000)	—	—
Exercise of stock options	(1,912)	(7,959)	1,149
Restricted stock tax withholdings	(14,402)	(17,044)	(9,903)

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Dollars in thousands)

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Net cash provided by (used in) financing activities	1,809,631	37,686	(75,913)
Net increase (decrease) in cash, cash equivalents and restricted cash	616,395	(8,416)	(123,100)
Cash, cash equivalents and restricted cash at beginning of period (Note 8)	94,474	102,890	225,990
Cash, cash equivalents and restricted cash at end of period (Note 8)	$710,869	$94,474	$102,890
Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$62,302	$57,924	$50,679
Cash paid for taxes, net	$84,117	$61,542	$96,616
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$6,790	$16,059	$7,338
Deferred financing costs included in accounts payable or other accrued liabilities at period end	$2,904	$—	$—
Supplemental disclosure of non-cash information:
Common stock issued for acquisitions	$350,952	$—	$—
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Dycom Industries, Inc. (“Dycom,” the “Company,” “we,” “our,” or “us”) is a leading provider of specialty contracting services focused on the digital infrastructure, telecommunications and utilities industries throughout the United States. These services include program management, planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications and digital infrastructure providers. We also provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. Additionally, with the acquisition of Power Solutions, LLC (“Power Solutions”) in the fourth quarter of fiscal 2026, we provide comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities. Dycom supplies the labor, tools, and equipment necessary to provide these services to its customers.

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2026 consisted of 53 weeks while fiscal 2025 and fiscal 2024 each consisted of 52 weeks of operations.

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

Segment Information. The Company operates in two reportable segments, Communications and Building Systems and services are provided on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), whose results are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker (“CODM”). All of the Company’s Communications operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. During fiscal 2026, following the acquisition of Power Solutions, the CODM reevaluated the Company’s reportable segments, which resulted in the addition of the Building Systems segment as a component of management’s internal financial information used for operational decision-making. Beginning in fiscal 2026, the Company reports the results of the Building Systems segment separately as a reportable segment. The Building Systems segment specializes in providing comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities. See Note 21, Segment Reporting, for additional information.

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

For certain contracts, representing less than 5% of contract revenues during fiscal 2026, fiscal 2025, and fiscal 2024, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period 12 months or less and for which payment may be received based on project milestones or in a lump sum at the end of the project. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred.

We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated. There were no material amounts of unapproved change orders or claims recognized during fiscal 2026, fiscal 2025, and fiscal 2024.

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

Contract Liabilities. Contract liabilities consist of amounts invoiced to customers in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract by contract basis at the end of each reporting period. As of January 31, 2026 and January 25, 2025, the contract liabilities balance is classified as current based on the timing of when we expect to complete the tasks required for the recognition of revenue and contract completion.

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

Property and Equipment. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (see Note 9, Property and Equipment, for the range of useful lives). Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. Maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in other income. Capitalized software consists primarily of costs to purchase and develop internal-use software and is amortized over its useful life as a component of depreciation expense. Property and equipment includes internally developed capitalized computer software at net book value of $12.7 million and $14.3 million as of January 31, 2026 and January 25, 2025, respectively.

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

Implementation Costs – Cloud Computing Arrangements. In accordance with ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Internal-Use Software, to the extent costs incurred in a cloud computing arrangement are capitalizable, the corresponding costs are recorded in other assets and the related amortization is included in general and administrative expense in the consolidated statements of operations. The amount of capitalized cloud computing implementation costs included in other non-current assets was $61.7 million and $29.8 million as of January 31, 2026 and January 25, 2025, respectively. The amortization of capitalized implementation costs related to cloud computing arrangements was $2.4 million and $1.7 million during fiscal 2026 and fiscal 2025.

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

Accrued Insurance Claims. For claims within our insurance program, we retain the risk of loss, up to certain limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Additionally, within our aggregate coverage limits and above our base layer of third-party insurance coverage, we have retained the risk of loss at certain levels of exposure. Our Building Systems segment is fully insured for these risks through third-party insurance policies, and we do not retain the risk of loss for claims related to those operations. We have established reserves that we believe to be adequate based on current evaluations and our experience with these types of claims. A liability for unpaid claims and the associated claim expenses, including incurred but not reported losses, is determined with the assistance of an actuary and reflected in the consolidated financial statements as accrued insurance claims. The effect on our financial statements is generally limited to the amount needed to satisfy our insurance deductibles or retentions.

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

Compensation expense for stock-based awards is based on fair value at the measurement date. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. This valuation is affected by our stock price as well as other inputs, including the expected common stock price volatility over the expected life of the options, the expected term of the stock option, risk-free interest rates, and expected dividends, if any. Stock options vest ratably over a four-year period and are exercisable over a period of up to ten years. The fair value of RSUs and Performance RSUs is estimated on the date of grant and is equal to the closing market price per share of our common stock on that date. RSUs generally vest ratably over a three-year period starting in fiscal 2026 and prior grants vested ratably over a four-year period. Performance RSUs vest ratably over a three-year period, if certain performance measures are achieved. Each RSU and Performance RSU is settled in one share of the Company’s common stock upon vesting.

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

Business Combinations. We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. We determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to us at that time, may become known during the remainder of the measurement period. This measurement period may not exceed 12 months from the acquisition date. We will recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. Additionally, in the same period in which adjustments are recognized, we will record the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting adjustment had been completed at the acquisition date. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

Fair Value of Financial Instruments. Our financial instruments primarily consist of cash and equivalents, restricted cash, accounts receivable, income taxes receivable and payable, accounts payable, certain accrued expenses, and long-term debt. The carrying amounts of these items approximate fair value due to their short maturity, except for the fair value of our long-term debt, which is based on observable market-based inputs (Level 2). See Note 14, Debt, for further information regarding the fair value of such financial instruments. Our cash and equivalents are based on quoted market prices in active markets for identical assets (Level 1) as of January 31, 2026 and January 25, 2025. During fiscal 2026, fiscal 2025, and fiscal 2024 we had no material nonrecurring fair value measurements of assets or liabilities subsequent to their initial recognition.

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

3. Accounting Standards

Recently Adopted Accounting Standards

Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation, as well as expanded information on income taxes paid by jurisdiction. We adopted the provisions of ASU 2023-09 in the fourth quarter of fiscal 2026, on a prospective basis, which resulted in incremental disclosure in the notes to our consolidated financial statements. See Note 15, Income Taxes. The adoption of the provisions of ASU 2023-09 did not impact our financial position or results of operations.

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

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to Dycom’s financial position, results of operations or cash flows.

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Net income available to common stockholders (numerator)	$281,189	$233,413	$218,923

Weighted-average number of common shares (denominator)	29,055,087	29,112,573	29,333,054

Basic earnings per common share	$9.68	$8.02	$7.46

Weighted-average number of common shares	29,055,087	29,112,573	29,333,054
Potential shares of common stock arising from stock options and unvested restricted share units	368,252	369,218	365,872
Total shares-diluted (denominator)	29,423,339	29,481,791	29,698,926

Diluted earnings per common share	$9.56	$7.92	$7.37

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	163,281	168,099	167,914

5. Acquisitions

Fiscal 2026. During the fourth quarter of fiscal 2026, we acquired Power Solutions, LLC (“Power Solutions”), a company that provides comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities in the Greater Washington D.C., Maryland, and Virginia area. This acquisition expands our service offerings and our customer base. The purchase price was valued at $1.95 billion as of the signing of the acquisition on a cash-free, debt-free basis. The value is subject to post-closing adjustment, including the final determination of cash, indebtedness and working capital balances. At the closing date, the funding of the acquisition included a cash payment of $1,644.9 million ($1,628.6 million net of cash acquired of $16.3 million), the issuance of 1,011,069 shares of Dycom common stock to the sellers valued at $351.0 million, and the assumption of seller indebtedness of $64.8 million. Total consideration was $1,995.9 million. The acquisition of Power Solutions resulted in the addition of a new operating segment which is also a new reportable segment – Building Systems. For additional information on our reportable segments, see Note 21, Segment Reporting.

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

Purchase Price Allocations

The purchase price allocation of the company acquired in fiscal 2026 is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the respective date of acquisition.

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed for each of the acquisitions described above as of the respective acquisition dates (dollars in millions):

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Assets
Cash and equivalents	$16.3	$7.3	$8.3
Accounts receivable	324.2	19.1	45.8
Contract assets	18.9	—	—
Inventories	—	12.7	—
Other current assets	1.8	0.2	0.3
Property and equipment	8.4	8.3	9.9
Goodwill	1,110.8	20.9	39.2
Intangible assets	775.0	142.2	42.2
Other assets	16.9	4.0	0.8
Total assets	2,272.3	214.7	146.5

Liabilities
Accounts payable	56.4	12.6	8.3
Contract liabilities	116.2	—	—
Other accrued liabilities	89.2	7.8	2.6
Income taxes payable	—	—	4.4
Other liabilities	14.6	3.1	—
Total liabilities	276.4	23.5	15.3

Net Assets Acquired	$1,995.9	$191.2	$131.2

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Goodwill and intangible assets total $1,885.8 million, $163.1 million, and $81.4 million for the 2026 acquisition, 2025 acquisitions, and 2024 acquisition, respectively, and are deductible for tax purposes. Accounts receivable, contract assets (liabilities), and current liabilities were either stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities or were stated at their fair values based on an evaluation of the current market value of such assets and liabilities. The estimate of fair value for inventories and fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its estimate of fair value which consisted of the following (dollars in millions):

	Estimated Useful Life (in years)	Intangible Assets Acquired in fiscal 2026	Intangible Assets Acquired in fiscal 2025	Intangible Assets Acquired in fiscal 2024
Customer relationships	12 - 15	$580.0	$114.3	$26.8
Backlog intangibles	0.8 - 3	155.0	26.8	11.6
Trade names	10 - 15	40.0	1.1	3.8
Total intangible assets acquired		$775.0	$142.2	$42.2

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

Results of the businesses acquired are included in the condensed consolidated financial statements from the date of acquisition. The results from the businesses acquired in fiscal 2025 and fiscal 2024 were not considered material to the Company’s condensed consolidated financial statements. The business acquired in fiscal 2026 represents the newly formed Building Systems reportable segment. For additional information on our reportable segments, including the results of the Building Systems segment, see Note 21, Segment Reporting.

The pro forma results for the acquisitions completed during fiscal 2025 and 2024 have been excluded as their impact was not material to the Company’s consolidated financial statements. The following unaudited supplemental pro forma results of operations for the Company, which incorporate the acquisition completed in fiscal 2026, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (dollars in thousands).

	Fiscal Year Ended
	January 31, 2026	January 25, 2025
Contract revenues	$6,518,638	$5,448,286
Net income (1)	250,831	115,154
(1) The pro forma combined results of operations for the fiscal year ended January 31, 2026 include one-time acquisition-related expenses of $41.0 million ($30.3 million net of tax) for pre-acquisition transaction costs incurred by Power Solutions and acquisition costs of $18.8 million ($14.0 million, net of tax) incurred by Dycom in connection with the acquisition. In addition, fiscal 2026 included 53 weeks of operations, whereas fiscal 2025 included 52 weeks.

The pro forma combined results of operations for the fiscal years ended January 31, 2026 and January 25, 2025 were prepared by adjusting the historical results of Dycom to include the historical results of the business acquired in fiscal 2026 as if such acquisition had occurred January 28, 2024. These pro forma combined historical results were adjusted for the following: an increase in interest and other financing expenses as a result of the debt incurred by Dycom for the purpose of financing the acquisition of Power Solutions and cash consideration paid for the acquired business and an increase in amortization expense due to the intangible assets recorded. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Dycom or the acquired business or any cost savings or other synergies that resulted or may result from the acquisitions.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities. See Note 2, Significant Accounting Policies and Estimates, for further information on our policies related to these balance sheet accounts, as well as our revenue recognition policies.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	January 31, 2026	January 25, 2025
Trade accounts receivable	$699,904	$538,475
Unbilled accounts receivable	880,364	801,423
Retainage	119,321	34,934
Total	1,699,589	1,374,832
Less: allowance for credit losses	(2,616)	(1,094)
Accounts receivable, net	$1,696,973	$1,373,738

We maintain an allowance for estimated losses on uncollected balances. The allowance for credit losses changed as follows (dollars in thousands):

	January 31, 2026	January 25, 2025
Allowance for credit losses at beginning of period	$1,094	$2,776
Provision for (recovery of) bad debt	1,633	(1,184)
Amounts charged against the allowance	(111)	(498)
Allowance for credit losses at end of period	$2,616	$1,094

Contract Assets and Contract Liabilities

Net contract liabilities consisted of the following (dollars in thousands):

	January 31, 2026	January 25, 2025
Contract assets	$162,327	$63,375
Contract liabilities	158,503	73,548
Contract assets (liabilities), net	$3,824	$(10,173)

The change in contract assets (liabilities), net, in fiscal 2026 from fiscal 2025 primarily resulted from increased services performed, net of billings, under contracts consisting of multiple tasks and the addition of balances from acquired companies. During fiscal 2026, we performed services and recognized $41.2 million of contract revenues related to contract liabilities that existed at January 25, 2025.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets (liabilities), net exceeded 10% of total combined accounts receivable and contract assets (liabilities), net as of January 31, 2026 or January 25, 2025 were as follows (dollars in millions):

	Fiscal Year Ended
	January 31, 2026		January 25, 2025
	Amount	% of Total	Amount	% of Total
Lumen Technologies (1)	$259.0	15.2%	$287.1	21.1%
Charter Communications	$246.4	14.5%	$158.9	11.7%
Verizon Communications (2)	$173.6	10.2%	$117.0	8.6%
(1) On February 2, 2026, AT&T Inc. completed its acquisition of substantially all of the mass markets fiber business from Lumen Technologies Inc. Since this transaction occurred subsequent to fiscal 2026, we have continued to report amounts for the mass markets fiber business under Lumen Technologies Inc.
(2) On January 20, 2026, Verizon Communications, Inc. completed its acquisition of Frontier Communications Corporation. As a result, amounts reported for Verizon Communications, Inc. include the respective balances for Frontier Communications Corporation retrospectively for all periods presented.

We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets (liabilities), net, as of January 31, 2026 or January 25, 2025.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	January 31, 2026	January 25, 2025
Prepaid expenses	$27,764	$20,688
Deposits and other current assets	11,021	11,332
Restricted cash	1,372	1,372
Receivables on equipment sales	55	1,237
Other current assets	$40,212	$34,629

Other assets consisted of the following (dollars in thousands):

	January 31, 2026	January 25, 2025
Capitalized cloud computing implementation costs	$61,678	$29,844
Deferred financing costs	10,576	4,945
Insurance recoveries/receivables for accrued insurance claims	8,570	3,343
Restricted cash	332	432
Other non-current assets	26,724	8,025
Other assets	$107,880	$46,589

Amortization of capitalized cloud computing implementation costs that are included in general and administrative expense was $2.4 million and $1.7 million for the fiscal years ended January 31, 2026 and January 25, 2025, respectively. See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash, cash equivalents and restricted cash reported in the consolidated statement of cash flows consisted of the following (dollars in thousands):

	January 31, 2026	January 25, 2025
Cash and equivalents	$709,165	$92,670
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	332	432
Cash, cash equivalents and restricted cash	$710,869	$94,474

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	January 31, 2026	January 25, 2025
Land	—	$8,471	$8,419
Buildings	10-35	25,005	19,851
Leasehold improvements	1-10	26,706	27,685
Vehicles	1-5	1,008,988	932,209
Equipment and machinery	1-10	467,666	448,368
Computer hardware and software	1-7	142,881	136,190
Office furniture and equipment	1-10	8,137	12,285
Total		1,687,854	1,585,007
Less: accumulated depreciation		(1,112,478)	(1,043,086)
Property and equipment, net		$575,376	$541,921

Depreciation expense and repairs and maintenance expense were as follows (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Depreciation expense	$200,769	$167,203	$143,280
Repairs and maintenance expense	$78,981	$72,545	$68,006

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $1,443.4 million and $330.3 million as of January 31, 2026 and January 25, 2025, respectively. Changes in the carrying amount of goodwill during fiscal 2026 and fiscal 2025 were as follows (dollars in thousands):

	Communications	Building Systems	Total
Balance as of January 27, 2024	$311,991	$—	$311,991
Goodwill adjustment from fiscal 2024 acquisition	(244)	—	(244)
Goodwill from fiscal 2025 acquisition	18,583	—	18,583
Balance as of January 25, 2025	330,330	—	330,330
Goodwill adjustment from fiscal 2025 acquisitions	2,315	—	2,315
Goodwill from fiscal 2026 acquisition	—	1,110,790	1,110,790
Balance as of January 31, 2026	$332,645	$1,110,790	$1,443,435

The aggregate goodwill balance as of January 31, 2026 and January 25, 2025 includes $249.0 million of accumulated impairment charges all of which relate to the Communications segment.

The Company’s goodwill resides in multiple reporting units and primarily consists of expected synergies, together with the expansion of our geographic presence and service offerings, and the strengthening and expansion of our customer base from acquisitions. The profitability of individual reporting units may suffer periodically due to downturns in customer demand, increased costs of providing services, and the level of overall economic activity. Our customers may reduce capital expenditures and defer or cancel pending projects due to changes in technology, a slowing or uncertain economy, merger or acquisition activity, a decision to allocate resources to other areas of their business, or other reasons. The profitability of reporting units may also suffer if actual costs of providing services exceed the costs anticipated when the Company enters into contracts. Additionally, adverse conditions in the economy and future volatility in the equity and credit markets could impact the valuation of our reporting units. The cyclical nature of our business, the high level of competition existing within our industry, and the concentration of our revenues from a limited number of customers may also cause results to vary. These factors may affect individual reporting units disproportionately, relative to the Company as a whole. As a result, the performance of one or more of the reporting units could decline, resulting in an impairment of goodwill or intangible assets.

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

We performed our annual impairment assessment for fiscal 2026, fiscal 2025, and fiscal 2024, and concluded that no impairment of goodwill or the indefinite-lived intangible asset was indicated at any reporting unit for any of the periods. In each of these periods, qualitative assessments were performed on reporting units that comprise a significant portion of our consolidated goodwill balance. For the Company’s indefinite-lived intangible asset we performed a qualitative assessment for fiscal 2026, fiscal 2025 and fiscal 2024. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. We consider various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance of the reporting units, changes in market capitalization, and any other specific reporting unit considerations. These qualitative assessments indicated that it was more likely than not that the fair value exceeded carrying value for those reporting units. For the remaining reporting units, we performed the quantitative analysis described in ASC Topic 350 in each of these periods. When performing the quantitative analysis, we determine the fair value of our reporting units using an equal weighting of fair values derived from the income approach and market approach valuation methodologies. Under the income approach, the key valuation assumptions used in determining the fair value estimates of our reporting units for each annual test were: (a) expected cash flow for a period of seven years based on our best estimate of revenue growth rates and projected operating margins; (b) terminal value based upon terminal growth rates; and (c) a discount rate based on the Company’s best estimate of the weighted average cost of capital adjusted for certain risks for the reporting units.

The table below outlines certain assumptions used in our annual quantitative impairment analyses for fiscal 2026, fiscal 2025, and fiscal 2024:

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Terminal Growth Rate	3%	2% - 3%	2.5%
Discount Rate	11.5%	10.5%	10.5%

The discount rate reflects risks inherent within each reporting unit operating individually. These risks are greater than the risks inherent in the Company as a whole. Determination of discount rates included consideration of market inputs such as the risk-free rate, equity risk premium, industry premium, and cost of debt, among other assumptions. The discount rate for fiscal 2026 increased compared to the rate used in fiscal 2025. The cost of equity increased as did the weighting for equity which resulted in an increase in the weighted average cost of capital compared to the prior year. We believe the assumptions used in the impairment analysis each year are reflective of the risks inherent in the business models of our reporting units and our industry. Under the market approach, the guideline company method develops valuation multiples by comparing our reporting units to similar publicly traded companies. Key valuation assumptions used in determining the fair value estimates of our reporting units rely on: (a) the selection of similar companies and (b) the selection of valuation multiples as they apply to the reporting unit characteristics.

We determined that the fair values of each of the reporting units were in excess of their carrying values in the fiscal 2026 assessment. Management determined that significant changes were not likely in the factors considered to estimate fair value, and analyzed the impact of such changes were they to occur. Specifically, if the discount rate applied in the fiscal 2026 impairment analysis had been 100 basis points higher than estimated for each of the reporting units, and all other assumptions were held constant, the conclusion of the assessment would remain unchanged and there would be no impairment of goodwill. Additionally, if there was a 25% decrease in the fair value of any of the reporting units due to a decline in their discounted cash flows resulting from lower operating performance, the conclusion of the assessment would remain unchanged for all reporting units. Recent operating performance, along with assumptions for specific customer and industry opportunities, were considered in the key assumptions used during the fiscal 2026 impairment analysis. Management has determined the goodwill of the Company may have an increased likelihood of impairment if a prolonged downturn in customer demand were to occur, or if the reporting units were not able to execute against customer opportunities, and the long-term outlook for their cash flows were adversely impacted. Furthermore, changes in the long-term outlook may result in a change to other valuation assumptions. Factors monitored by management which could result in a change to the reporting units’ estimates include the outcome of customer requests for proposals and subsequent awards, strategies of competitors, labor market conditions and levels of overall economic activity.

The Company determined that there were no events or changes in circumstances for the other reporting units or indefinite lived intangible assets during fiscal 2026 that would indicate a potential reduction in their fair value below their carrying amounts. As of January 31, 2026, the Company continues to believe the remaining goodwill and the indefinite-lived intangible asset are recoverable for all of its reporting units. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and could be impaired. There can be no assurances that goodwill or the indefinite-lived intangible asset may not be impaired in future periods.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	January 31, 2026				January 25, 2025
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	13.6	$1,032,417	$306,094	$726,323	$452,417	$270,210	$182,207
Trade names, finite	14.2	54,080	10,178	43,902	14,080	9,293	4,787
Trade name, indefinite	—	4,700	—	4,700	4,700	—	4,700
Contract backlog	1.3	192,900	41,903	150,997	37,900	9,890	28,010
Non-compete agreement	1.8	75	49	26	75	33	42
		$1,284,172	$358,224	$925,948	$509,172	$289,426	$219,746

Amortization of our customer relationship intangibles and our backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $68.8 million, $31.4 million, and $19.8 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

As of January 31, 2026, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
2027	$222,124
2028	128,621
2029	91,808
2030	91,335
2031	63,774
Thereafter	323,586
Total	$921,248

As of January 31, 2026, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

11. Accrued Insurance Claims

For claims within our insurance program, we retain the risk of loss, up to certain annual stop-loss limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Losses for claims beyond our retained risk of loss are covered by insurance up to our coverage limits. Our Building Systems segment is fully insured for these risks through third-party insurance policies, and we do not retain the risk of loss for claims related to those operations.

For workers’ compensation losses during fiscal 2026, 2025, and 2024, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2026, we retained the risk of loss up to $2.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10.0 million, if any.

For automobile liability losses during fiscal 2025, we retained the risk of loss up to $2.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage and we retained the risk of loss up to $1.0 million for general liability losses during fiscal 2025. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10 million, if any.

For automobile liability and general liability losses during fiscal 2024, we retained the risk of loss up to $1.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $10.0 million risk of loss on a per occurrence basis for losses between $5.0 million and $15.0 million, if any, and we retained $10.0 million risk of loss on a per occurrence basis for losses between $30.0 million and $40.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2026, we retain the risk of loss on an annual basis, up to the first $750,000 of claims per participant. In calendar years 2025 and 2024, we retained the risk of loss on an annual basis, up to the first $750,000 and $700,000, respectively, of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	January 31, 2026	January 25, 2025
Accrued insurance claims - current	$47,594	$46,686
Accrued insurance claims - non-current	57,977	49,836
Accrued insurance claims	$105,571	$96,522

Insurance recoveries/receivables:
Non-current (included in Other assets)	8,570	3,343
Insurance recoveries/receivables	$8,570	$3,343

The liability for total accrued insurance claims included incurred but not reported losses of approximately $56.3 million and $47.9 million as of January 31, 2026 and January 25, 2025, respectively.

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During fiscal 2026, total insurance recoveries/receivables increased approximately $5.2 million primarily as a results of additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 12 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the consolidated statement of operations for fiscal 2026 and fiscal 2025 (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025
Lease cost under long-term operating leases	$54,035	$46,151
Lease cost under short-term operating leases	21,021	17,119
Variable lease cost under short-term and long-term operating leases(1)	5,697	3,725
Total lease cost	$80,753	$66,995

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $177.5 million and $112.8 million as of January 31, 2026 and January 25, 2025, respectively. Supplemental balance sheet information related to these liabilities is as follows:

	January 31, 2026	January 25, 2025
Weighted average remaining lease term	6.0 years	4.6 years
Weighted average discount rate	5.8%	5.8%

Supplemental cash flow information related to our long-term operating lease liabilities as of January 31, 2026 and January 25, 2025 is as follows (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025
Cash paid for amounts included in the measurement of lease liabilities	$46,289	$41,574
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$87,160	$76,833

As of January 31, 2026, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
2027	$50,119
2028	38,506
2029	30,019
2030	21,437
3031	16,005
Thereafter	58,314
Total lease payments	214,400
Less: imputed interest	(36,891)
Total	$177,509

As of January 31, 2026, the Company had additional operating leases with total lease costs of $6.2 million that have not yet commenced. These leases will commence in fiscal 2027.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	January 31, 2026	January 25, 2025
Accrued employee benefit and incentive plan costs	$117,515	$61,213
Accrued payroll and related taxes	49,653	35,442
Accrued construction costs	47,931	37,546
Other current liabilities	41,382	32,769
Other accrued liabilities	$256,481	$166,970

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	January 31, 2026	January 25, 2025
Credit Agreement - Revolving facility (matures December 2030)	$—	$—
Credit Agreement - Term Loan A Facility (matures December 2030)	1,525,422	447,115
Credit Agreement - Term Loan B Facility (matures January 2033)	792,041	—
4.50% senior notes, net (mature April 2029)	497,034	496,097
	2,814,497	943,212
Less: current portion	(4,000)	(10,000)
Long-term debt	$2,810,497	$933,212

Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement (as defined below). The Company, the Guarantors (as defined therein) party thereto, the Term Loan B lender (as defined therein) party thereto and Bank of America, N.A (“Bank of America”) as administrative and collateral agent (in such capacities and together with its successors and permitted assigns, the “Administrative Agent”), entered into that certain First Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”), which amends that Third Amended and Restated Credit Agreement, dated as of December 23, 2025 by and among, the Company, the Guarantors from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and the L/C Issues (as defined therein) from time to time party thereto and the Administrative Agent (the “Existing Credit Agreement”, and, the Existing Credit Agreement, as amended by the Amendment, the “Credit Agreement”). On December 23, 2025, we amended and restated the Credit Agreement to, among other things, establish a $600.0 million 364 day secured bridge loan facility (the “Bridge Facility”), increase the existing senior secured term loan A facility from $440.0 million to $1,540.0 million (the “Term Loan A Facility”), increase the commitments under the senior secured revolving credit facility from $650.0 million to $800.0 million (the “Revolving Credit Facility”) and extend the maturity date of the Term Loan A Facility and the Revolving Credit Facility. On January 27, 2026, we entered into the First Amendment to, among other things, establish an $800 million senior secured term loan B facility (the “Term Loan B Facility”), the proceeds of which were used to (i) refinance the Bridge Facility, (ii) pay the fees and expenses incurred in connection therewith and (iii) fund cash to the balance sheet of the Company. The Credit Agreement includes a revolving facility with a maximum revolver commitment of $800.0 million, a Term Loan A Facility in the principal amount of $1,540.0 million, and a Term Loan B Facility in the principal amount of $800.0 million. The Credit Agreement also includes a $225.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Revolving Credit Facility and Term Loan A Facility is December 23, 2030. The maturity of the Term Loan B Facility is January 27, 2033.

The following table summarizes the net carrying value of the Term Loan A Facility (dollars in thousands):

	January 31, 2026	January 25, 2025
Principal amount of Term Loan A Facility	$1,540,000	$450,000
Less: Debt issuance costs	(14,579)	(2,885)
Net carrying amount of Term Loan A Facility	$1,525,422	$447,115

The following table summarizes the net carrying value of the Term Loan B Facility (dollars in thousands):

	January 31, 2026	January 25, 2025
Principal amount of Term Loan B Facility	$800,000	$—
Less: Debt issuance costs	(5,963)	—
Less: Original Issue Discount	(1,996)	—
Net carrying amount of Term Loan B Facility	$792,041	$—

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $927.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 3.50 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by (i) unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement, (ii) subordinated indebtedness, as defined in the Credit Agreement and (iii) unsecured indebtedness, as defined in the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and are secured by substantially all of the assets of the Borrowers and the Guarantors (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated EBITDA, as defined by our Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio. The weighted average interest rates and fees for balances under our Credit Agreement as of January 31, 2026 and January 25, 2025 were as follows:

		Weighted Average Rate End of Period
		January 31, 2026	January 25, 2025
Borrowings - Term A SOFR Loans	1.375%- 2.00% plus Term SOFR	5.43%	6.02%
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)	—%	—%
Borrowings - Term B SOFR Loans	1.75% plus Term SOFR	5.43%	—%
Unused Revolver Commitment	0.20% - 0.40%	0.35%	0.30%
Standby Letters of Credit	1.375% - 2.00%	1.75%	1.63%
Commercial Letters of Credit	0.6875% -1.00%	—%	—%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. “Term SOFR” will be the published forward-looking SOFR rate for the applicable interest period plus a 0.10% spread adjustment and if such rate is less than zero, such rate shall be deemed zero. There were no outstanding borrowing under our revolving facility as of January 31, 2026 and January 25, 2025.

Standby letters of credit of approximately $53.6 million and $47.5 million, issued as part of our insurance program, were outstanding under our Credit Agreement as of January 31, 2026 and January 25, 2025, respectively.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than (A) until the last day of the first fiscal quarter ending after the second anniversary of December 23, 2025, 4.50 to 1.00, and (B) thereafter, 4.00:1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 2.50 to 1.00, as measured at the end of each fiscal quarter. At January 31, 2026 and January 25, 2025, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $746.4 million and $602.5 million, respectively, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes (dollars in thousands):

	January 31, 2026	January 25, 2025
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(2,966)	(3,903)
Net carrying amount of 2029 Notes	$497,034	$496,097

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $98.44 and $94.65 as of January 31, 2026 and January 25, 2025, respectively (dollars in thousands):

	January 31, 2026	January 25, 2025
Fair value of principal amount of 2029 Notes	$492,200	$473,250
Less: Debt issuance costs	(2,966)	(3,903)
Fair value of 2029 Notes	$489,234	$469,347

15. Income Taxes

Dycom Industries, Inc. operates throughout the United States and had no foreign operations in fiscal 2026. Consequently, all income before income taxes was derived entirely from continuing operations within the United States.

The components of the provision for income taxes were as follows (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Current:
Federal	$21,194	$73,398	$65,540
Foreign	—	—	13
State	12,506	18,369	18,166
	33,700	91,767	83,719
Deferred:
Federal	48,097	(15,411)	(10,000)
Foreign	—	—	—
State	4,889	(1,979)	(643)
	52,986	(17,390)	(10,643)
Provision for income taxes	$86,686	$74,377	$73,076

Our effective income tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits.

On July 4, 2025, the U.S. government enacted tax legislation that reinstated 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025 and restored immediate deductibility of domestic research & experimental expenditures. Accordingly, our cash tax requirements were reduced in the current fiscal year compared to the amount that would have been required prior to enactment.

	Fiscal Year Ended
	January 31, 2026		January 25, 2025	January 27, 2024
Statutory rate applied to pre-tax income	$77,254	21.0%	$64,636	$61,320
State and local income tax, net of federal tax benefit	14,769	4.0%	12,021	13,466
Changes in unrecognized tax benefits	(2,198)	(0.6)%	3,797	2,331
Non-taxable or non-deductible items
Compensation limitation	3,994	1.1%	9,890	2,788
Other	1,967	0.5%	1,446	1,090
Tax credits
Tax credit for research activities	(4,740)	(1.3)%	—	—
Other	(606)	(0.2)%	(6,558)	(4,453)
Federal benefit of vesting and exercise of share-based awards (1)	—	—%	(8,410)	(2,413)
Effect of changes in tax laws or rates enacted in the current period	—	—%	511	241
Changes in valuation allowances	(43)	—%	—	(546)
Other items	(3,711)	(0.9)%	(2,956)	(748)
Provision for income taxes	$86,686	23.6%	$74,377	$73,076
(1) The Federal benefit of vesting and exercise of share-based awards is included in “Other items” for fiscal 2026 as the impact was below the separate disclosure threshold.

The majority of the state and local income tax category of approximately $14.8 million was incurred in California, Georgia, Florida, Oregon, New York, Virginia, and North Carolina.

Deferred Income Taxes

The deferred tax provision represents the change in the deferred tax assets and the liabilities representing the tax consequences of changes in the amount of temporary differences and changes in tax rates during the year. The significant components of deferred tax assets and liabilities consisted of the following (dollars in thousands):

	January 31, 2026	January 25, 2025
Deferred tax assets:
Capitalized research expenditures (IRC Section 174)	$31,109	$65,763
Insurance	23,879	22,251
Leases	44,321	28,088
Stock-based compensation	5,625	4,635
Allowance for credit losses accounts and reserves	2,325	5,970
Net operating loss carryforwards	85	114
Other	6,320	4,315
Total deferred tax assets	113,664	131,136
Valuation allowance	(38)	(77)
Deferred tax assets, net of valuation allowance	$113,626	$131,059
Deferred tax liabilities:
Property and equipment	$108,594	$89,295
Goodwill and intangibles	32,792	39,106
Leases	42,434	27,951
Capitalized costs	14,153	5,843
Other	812	1,036
Deferred tax liabilities	$198,785	$163,231

Net deferred tax liabilities	$85,159	$32,172

The valuation allowance above reduces the deferred tax asset balances to the amount that we have determined is more likely than not to be realized. The valuation allowance relates to immaterial tax attributes which are not more-likely-than-not to be realized prior to expiration, based on current objective evidence. Our tax attributes generally begin to expire in fiscal 2027.

Uncertain Tax Positions

As of January 31, 2026 and January 25, 2025, we had total unrecognized tax benefits of $18.9 million and $21.6 million, respectively, resulting from uncertain tax positions. Our effective tax rate will be reduced by $18.9 million during future periods if it is determined these unrecognized tax benefits are realizable. We had approximately $5.4 million and $5.4 million accrued for the payment of interest and penalties as of January 31, 2026 and January 25, 2025, respectively. Interest related to unrecognized tax benefits for the Company was a negligible benefit for fiscal 2026, an expense of $1.7 million for fiscal 2025, and was not material for fiscal 2024.

A summary of unrecognized tax benefits is as follows (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Balance at beginning of year	$21,563	$17,606	$15,771
Additions based on tax positions related to the fiscal year	2,339	2,682	1,884
Additions based on tax positions related to prior years	500	1,369	587
Reductions based on tax positions related to prior years	(910)	(94)	(636)
Reductions related to the expiration of statutes of limitation	(4,552)	—	—
Balance at end of year	$18,940	$21,563	$17,606

Income Taxes Paid (Net of Refunds Received)

A summary of income taxes paid (net of refunds received) in fiscal 2026 is as follows (dollars in thousands):

Fiscal Year Ended
January 31, 2026
Federal income taxes paid (net of refunds received)	$67,600
State income taxes paid (net of refunds received)	16,517
Total income taxes paid (net of refunds received)	$84,117

No single state or local jurisdiction accounts for 5% or more of the total income taxes paid (net of refunds received).

16. Other Income, Net

The components of other income, net, were as follows (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Gain on sale of fixed assets	$26,708	$36,461	$28,348
Miscellaneous expense, net	(10,120)	(7,248)	(6,739)
Other income, net	$16,588	$29,213	$21,609

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
17. Employee Benefit Plans

We sponsor a defined contribution plan that provides retirement benefits to eligible employees who elect to participate (the “Dycom Plan”). Under the plan, participating employees may defer up to 75% of their base pre-tax eligible compensation up to the IRS limits. From fiscal 2024 through December 31, 2025, we contributed 50% of the first 6% of base eligible compensation that a participant contributes to the plan and may make discretionary matching contributions from time to time. Effective January 1, 2026, we increased our contribution to 100% of the first 3% of base eligible compensation and 50% of the next 2% of base eligible compensation. Our contributions were $13.9 million, $12.3 million, and $10.9 million related to fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

Certain of the Company’s subsidiaries, including Power Solutions, contribute amounts to multiemployer defined benefit pension plans under the terms of collective bargaining agreements (“CBA”) that cover employees represented by unions.

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

The information available to us about the multiemployer plans in which we participate is generally dated due to the nature of the reporting cycle of multiemployer plans and legal requirements under the Employee Retirement Income Security Act (“ERISA”) as amended by the Multiemployer Pension Plan Amendments Act. All plans are presented in the aggregate in the following table (dollars in thousands):

	Company Contributions			Expiration Date of CBA
	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
Fund	2026	2025	2024
All Plans	$4,725	$75	$68	Various

The following table lists all multiemployer defined benefit pension plans to which our contributions exceeded $1.0 million and/or represented more than 5% of total plan contributions in fiscal 2026 (in thousands):

Pension Fund	Employee Identification Number	Pension Protection Act of 2006 (PPA) Zone Status	Subject to Financial Improvement/Rehabilitation Plan	Fiscal 2026 Contributions	Surcharge Imposed	CBA Expiration Date
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919	Green	N/A	$1,225	No	5/31/2027

There were no multiemployer defined benefit pension plans to which our contributions exceeded $1.0 million and/or represented more than 5% of total plan contributions in fiscal 2025 or fiscal 2024,

18. Capital Stock

Repurchases of Common Stock. The Company made the following repurchases during fiscal 2026, fiscal 2025, and fiscal 2024 (all shares repurchased have been cancelled).

Period	Number of Shares Repurchased	Total Consideration (In thousands)	Average Price Per Share (1)
Fiscal 2026	200,000	$30,185	$150.93
Fiscal 2025	410,000	$65,640	$160.10
Fiscal 2024	485,000	$49,659	$102.39
(1) Average price paid per share excludes 1% excise tax on share repurchases.

On February 26, 2025 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During fiscal 2026 we repurchased 200,000 shares of common stock, at an average price of $150.93, for $30.2 million. As of January 31, 2026, $119.8 million of the authorization remained available for repurchases.

On August 23, 2023, the Company announced that its Board of Directors authorized a $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2025 in open market or private transactions. During fiscal 2025 we repurchased 410,000 shares of common stock, at an average price of $160.10, for $65.6 million, including 200,000 shares of common stock, at an average price of $179.27, repurchased during the fourth quarter of fiscal 2025 for $35.9 million. During fiscal 2024, we repurchased 485,000 shares of our common stock, at an average price of $102.39, for $49.7 million.

Restricted Stock Tax Withholdings. During fiscal 2026, fiscal 2025, and fiscal 2024, we withheld 88,949 shares, 117,465 shares, and 103,910 shares, respectively, totaling $14.4 million, $17.0 million, and $9.9 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. In addition, during fiscal 2026 and fiscal 2025, we withheld 25,927 shares and 105,825 shares, respectively totaling $5.8 million and $18.6 million, respectively to meet payroll tax withholding obligations arising from the exercise of stock options. No shares were withheld during fiscal 2024 related to the exercise of stock options. All shares withheld have been cancelled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings. During fiscal 2026, fiscal 2025, and fiscal 2024 $12.8 million, $10.3 million, and $3.9 million, respectively, was charged to retained earnings related to shares cancelled during the fiscal year.

Issuance of Common Stock for Acquisition. In connection with the acquisition of Power Solutions on December 23, 2025, the Company issued 1,011,069 shares of Dycom common stock to the sellers valued at $351.0 million, as partial consideration for the purchase. These shares were issued in a private placement exempt from registration under the Securities Act of 1933.

19. Stock-Based Awards

We have outstanding stock-based awards under our 2012 Long-Term Incentive Plan, and 2017 Non-Employee Directors Equity Plan (collectively, the “Plans”). No further awards will be granted under the 2003 Long-Term Incentive Plan or 2007 Non-Employee Directors Equity Plan. As of January 31, 2026, the total number of shares available for grant under the Plans was 539,256.

In June 2024, the Company announced its CEO succession plan and transition. In connection with this transition, the Company incurred approximately $11.4 million of incremental stock-based compensation modification expense through the former CEOs retirement date of November 30, 2024 related to previously issued equity awards.

Stock-based compensation expense and the related tax benefit recognized during fiscal 2026, fiscal 2025, and fiscal 2024 were as follows (dollars in thousands):

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Stock-based compensation	$34,468	$40,320	$25,457
Income tax effect of stock-based compensation	$8,501	$9,718	$6,302

In addition, we realized approximately $3.4 million, $9.8 million, and $2.9 million of net excess tax benefits during fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

As of January 31, 2026, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $0.7 million, $34.4 million, and $11.7 million, respectively. This expense will be recognized over a weighted-average number of years of 1.8, 2.1, and 1.2, respectively, based on the average remaining service periods for the awards. As of January 31, 2026, we may recognize an additional $12.9 million in compensation expense in future periods if the maximum number of Performance RSUs is earned based on certain performance measures being met.

The following table summarizes the valuation of stock options and restricted share units granted during fiscal 2026, fiscal 2025, and fiscal 2024, and the significant valuation assumptions:

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Weighted average fair value of RSUs granted	$176.85	$154.13	$95.23
Weighted average fair value of Performance RSUs granted	$161.57	$141.28	$94.99
Weighted average fair value of stock options granted (1)	$—	$109.52	$60.85
Stock option assumptions:
Risk-free interest rate	—%	4.2%	3.6%
Expected life (in years)	—	7.9	8.0
Expected volatility	—%	56.2%	57.2%
Expected dividends	—	—	—
(1) There were no stock options granted during fiscal 2026.

Stock Options

The following table summarizes stock option award activity during fiscal 2026:

	Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding as of January 25, 2025	111,311	$106.13
Granted	—	$—
Options exercised	(39,071)	$99.79
Cancelled	—	$—
Outstanding as of January 31, 2026	72,240	$109.55	7.0	$18,409

Exercisable options as of January 31, 2026	24,147	$97.91	6.4	$6,435

The aggregate intrinsic values presented above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price of $364.39 on the last trading day of fiscal 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of fiscal 2026. The amount of aggregate intrinsic value will change based on the price of the Company’s common stock. The total intrinsic value of stock options exercised was $4.9 million, $20.9 million, and $0.8 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. We received cash from the exercise of stock options of $3.9 million, $10.6 million, and $1.1 million during fiscal 2026, fiscal 2025, and fiscal 2024, respectively. During fiscal 2026 and fiscal 2025, we paid $5.8 million and $18.6 million, respectively, to tax authorities for payroll tax withholding obligations on the exercise of stock options.

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during fiscal 2026:

	Restricted Stock
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Price	Share Units	Weighted Average Grant Price
Outstanding as of January 25, 2025	300,826	$121.35	366,433	$118.51
Granted	161,408	$176.85	95,514	$161.57
Share units vested	(113,859)	$114.95	(144,159)	$109.43
Forfeited or cancelled	(9,257)	$136.14	(48,385)	$111.38
Outstanding as of January 31, 2026	339,118	$149.51	269,403	$139.92

The total number of granted Performance RSUs presented above consists of 47,757 target shares and 47,757 supplemental shares. During fiscal 2026, we added 17,287 supplemental shares and cancelled 41,466 supplemental shares of Performance RSUs, as a result of performance criteria for attaining those shares being partially met for the applicable performance periods. Approximately 27,317 supplemental shares outstanding as of January 31, 2026 will be cancelled during the three months ending May 2, 2026 as a result of the fiscal 2026 performance period criteria being partially met. The total amount of Performance RSUs outstanding as of January 31, 2026 consists of 166,610 target shares and 102,793 supplemental shares.

The total fair value of restricted share units vested during fiscal 2026, fiscal 2025, and fiscal 2024 was $42.2 million, $49.3 million, and $29.6 million, respectively.

20. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated. Customers whose contract revenues exceeded 10% of total contract revenues during fiscal 2026, fiscal 2025, or fiscal 2024, as well as total contract revenues from all other customers combined, were as follows:

	Fiscal Year Ended
	January 31, 2026		January 25, 2025		January 27, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc. (1)	$1,410.5	25.4%	$942.8	20.1%	$706.5	16.9%
Lumen Technologies (1)	598.6	10.8%	570.4	12.1%	650.6	15.6%
Verizon Communications Inc. (2)	778.1	14.0%	572.5	12.2%	585.4	14.0%
Comcast Corporation	413.1	7.4%	401.6	8.5%	448.6	10.7%
Total other customers combined	2,345.6	42.4%	2,214.7	47.1%	1,784.5	42.8%
Total contract revenues	$5,545.9	100.0%	$4,702.0	100.0%	$4,175.6	100.0%
(1) On February 2, 2026, AT&T Inc. completed its acquisition of substantially all of the mass markets fiber business from Lumen Technologies Inc. Since this transaction occurred subsequent to fiscal 2026, we have continued to report revenues for the mass markets fiber business under Lumen Technologies Inc.
(2) Includes revenue attributable to Frontier Communications Corporation retrospectively for all periods presented as a result of its acquisition by Verizon Communications, Inc. on January 20, 2026.

See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for information on our customer credit concentration and collectability of trade accounts receivable and contract assets (liabilities).

Customer Type

Total contract revenues by customer type during fiscal 2026, fiscal 2025, and fiscal 2024, were as follows (dollars in millions):

	Fiscal Year Ended
	January 31, 2026		January 25, 2025		January 27, 2024
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Communications	$5,450.1	98.3%	$4,702.0	100.0%	$4,175.6	100.0%
Building Systems	95.8	1.7%	—	—%	—	—%
Total contract revenues	$5,545.9	100.0%	$4,702.0	100.0%	$4,175.6	100.0%

For additional information on our reportable segments, see Note 21, Segment Reporting.

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

21. Segment Reporting

The Company operates in two reportable segments, which derive revenues by providing specialty contracting services throughout the United States on a decentralized basis. Dycom’s reportable segments are: Communications and Building Systems. This segment structure reflects the financial information and reports used by the Company's Chief Executive Officer, the chief operating decision maker (CODM), to make decisions regarding the Company's business, including performance assessments and strategic and operational planning in compliance with ASC 280, Segment Reporting.

Communications. The Communications segment provides specialty contracting services, including program management, planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications and digital infrastructure providers. The Communications segment also provides underground facility locating services for various utilities and other construction and maintenance services for electric and gas utilities. The Communications segment services are provided by its operating segments that consist of a subsidiary (or in certain instances, the combination of two or more subsidiaries), whose results are regularly reviewed by the CODM. The Communications segment’s operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods.

Building Systems. During fiscal 2026, following the acquisition of Power Solutions, the CODM reevaluated the Company’s reportable segments, which resulted in the addition of the Building Systems segment as a component of management’s internal financial information used for operational decision-making. Beginning in fiscal 2026, the Company has reported the results of the Building Systems segment separately as a reportable segment. The Building Systems segment reflects the results of Power Solutions following the acquisition on December 23, 2025. The Building Systems segment specializes in providing comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities.

The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segments is income before income taxes. Significant segment expenses included in income before income taxes are cost of earned revenues, depreciation and amortization, and other segment items, which include general and administrative expenses, segment interest expense and other income (expense). The measure of segment assets regularly provided to the CODM is consistent with total assets as reported on the consolidated balance sheets.

The CODM reviews contract revenues and income before income taxes compared to historical, forecasted and budgeted amounts to assess the performance of the Company’s operating segments and allocate resources.

Certain corporate costs are not allocated, including certain acquisition and integration costs, interest expense (income) and senior notes, and loss on debt extinguishment.

Segment financial information during fiscal 2026, fiscal 2025, and fiscal 2024, was as follows (dollars in millions):

Fiscal Year Ended January 31, 2026	Communications	Building Systems	Total
Contract revenues	$5,450,072	$95,840	$5,545,912
Costs of earned revenues, excluding depreciation and amortization	4,322,847	82,948	4,405,795
Depreciation and amortization	248,972	20,594	269,566
Other segment items (1)	408,259	1,872	410,131
Segment income (loss) before income taxes	$469,994	$(9,574)	$460,420
Corporate and non-allocated costs (2)			92,545
Total consolidated income before income taxes			$367,875

Fiscal Year Ended January 25, 2025	Communications	Building Systems	Total
Contract revenues	$4,702,014	$—	$4,702,014
Costs of earned revenues, excluding depreciation and amortization	3,769,877	—	3,769,877
Depreciation and amortization	198,571	—	198,571
Other segment items (1)	363,766	—	363,766
Segment income before income taxes	$369,800	$—	$369,800
Corporate and non-allocated costs (2)			62,010
Total consolidated income before income taxes			$307,790

Fiscal Year Ended January 27, 2024	Communications	Building Systems	Total
Contract revenues	$4,175,574	$—	$4,175,574
Costs of earned revenues, excluding depreciation and amortization	3,361,815	—	3,361,815
Depreciation and amortization	163,092	—	163,092
Other segment items (1)	306,068	—	306,068
Segment income before income taxes	$344,599	$—	$344,599
Corporate and non-allocated costs (2)			52,600
Total consolidated income before income taxes			$291,999
(1) Other segment items include general and administrative expenses, interest expense and other income (expense).
(2) Corporate and non-allocated costs include certain acquisition and integration costs, interest expense, net, and loss on debt extinguishment.

	Fiscal Year Ended
	January 31, 2026	January 25, 2025
Total Assets:
Communications	$2,842,483	$2,738,087
Building Systems	2,263,307	—
Corporate	873,392	207,280
Consolidated total assets	$5,979,182	$2,945,367

	Fiscal Year Ended
	January 31, 2026	January 25, 2025	January 27, 2024
Capital Expenditures:
Communications	$225,426	$237,258	$208,900
Building Systems	—	—	—
Corporate	15,365	13,199	9,592
Consolidated capital expenditures:	$240,791	$250,457	$218,492

22. Commitments and Contingencies

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of January 31, 2026 and January 25, 2025, we had $917.9 million and $413.5 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program, we also provide surety bonds that collateralize our obligations to our insurance carriers. At both January 31, 2026 and January 25, 2025, we had $31.0 million of outstanding surety bonds related to our insurance obligations. Additionally, the Company periodically guarantees certain obligations of its subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As of January 31, 2026 and January 25, 2025, we had $53.6 million and $47.5 million, respectively, of outstanding standby letters of credit issued under our credit agreement.

23. Supplier Finance Program

Beginning in fiscal 2026, the Company has provided certain suppliers with access to a supplier finance program administered through a third party, which facilitates participating suppliers’ ability to finance payments due from the Company through third-party financial institutions. Participating suppliers may, at their sole discretion, receive payment of the Company’s obligation prior to the scheduled due dates, at a discounted price from the third party. The Company agrees to pay the financial institution the stated amount generally within 60 days of receipt of the invoice. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. The Company does not have pledged assets or other guarantees under the program. Our outstanding payment obligations are included in accounts payable on our consolidated balance sheets and are reported as operating activities in our consolidated statements of cash flows when paid.

The following table presents the change in the supplier financing obligation for the year ended January 31, 2026 (dollars in millions):

Fiscal Year Ended
January 31, 2026
Confirmed obligations outstanding at the beginning of the year	$—
Invoices received	407.0
Invoices paid	180.6
Confirmed obligations outstanding at the end of the year	$226.4

There were no supplier financing obligations for the year ended January 25, 2025.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dycom Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Dycom Industries, Inc. and its subsidiaries (the “Company”) as of January 31, 2026 and January 25, 2025, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and January 25, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Power Solutions, LLC from its assessment of internal control over financial reporting as of January 31, 2026, because it was acquired by the Company in a purchase business combination during fiscal 2026. We have also excluded Power Solutions, LLC from our audit of internal control over financial reporting. Power Solutions, LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 6.7% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2026.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Notes 2 and 20 to the consolidated financial statements, the Company’s total contract revenue was $5.5 billion for the year ended January 31, 2026. The Company performs a significant amount of its services under master service agreements and other contracts that contain customer-specified service requirements. Contract revenue is recognized over time as the Company’s services are performed and customers simultaneously receive and consume the benefits provided. Output measures, such as units delivered, are utilized to assess progress against specific contractual performance obligations for the majority of the Company’s master service agreements and other contracts. The output method captures the amount of units delivered pursuant to master service agreements and other contracts and is used only when the Company’s performance does not produce significant amounts of work in process prior to complete satisfaction of the performance obligation. For certain contracts, the Company uses the cost-to-cost measure of progress, under which the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. The Company accrues the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue once the customer simultaneously receives and consumes the benefits. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as signed master service agreements and other contracts, records of units delivered and work performed, invoices, and payment receipts and (ii) testing a sample of outstanding customer invoice balances as of January 31, 2026 by obtaining and inspecting source documents, such as signed master service agreements and other contracts, records of units delivered and work performed, and payment receipts subsequent to January 31, 2026.

Acquisition of Power Solutions, LLC - Valuation of Customer Relationships

As described in Note 5 to the consolidated financial statements, during the fourth quarter of fiscal 2026, the Company acquired Power Solutions for approximately $2 billion, which resulted in the recognition of $775 million of intangible assets, including $580 million of customer relationships. The fair value of the customer relationships was estimated using the multi-period excess earnings method. Significant judgments and assumptions included projected revenue growth rates, profit margins, discount rate, and customer attrition rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Power Solutions is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenue growth rates, profit margins, discount rate, and customer attrition rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used by management in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenue growth rates, profit margins, discount rate, and customer attrition rates. Evaluating management’s assumptions related to projected revenue growth rates and profit margins involved considering (i) Power Solutions’ historical performance; (ii) the consistency with economic and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the significant assumptions related to the discount rate and customer attrition rates.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 9, 2026

We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 31, 2026, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
January 31, 2026, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Dycom Industries, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, we acquired Power Solutions on December 23, 2025 and management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 excludes an assessment of internal control over financial reporting of Power Solutions. This acquisition represents approximately 6.7% of our total assets (excluding goodwill and other identifiable intangibles, which are included within the scope of the assessment) as of January 31, 2026 and 1.7% of our total contract revenues for the fiscal year ended January 31, 2026.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026.

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended January 31, 2026, our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) did not adopt, terminate or modify Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information with respect to the executive officers of the Company is provided in Part I, Item 1. Business above under the heading “Information About Our Executive Officers” and information required by Item 406 and Item 408(b) of Regulation S-K is below. All other information required by this Item is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A and is incorporated by reference herein.

We have adopted an insider trading policy related to the purchase, sale and other transactions in our securities entered into by our directors, officers, employees and the Company itself. The insider trading policy is designed to promote compliance with the securities laws and related rules and regulations, NYSE listing standards and our own Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers. Our insider trading policy is filed as Exhibit 19 to this Report.
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

Item 14. Principal Accountant Fees and Services.
Information concerning principal accountant fees and services is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

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
3(ii)
Fifth Amended and Restated By-Laws of Dycom Industries, Inc., as amended June 13, 2025 (incorporated by reference to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 17, 2025).

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

10.35
Third Amended and Restated Credit Agreement, dated December 23, 2025, among Dycom Industries, Inc. as the Borrower, the guarantors party thereto, the lenders named therein and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer, and the other parties named therein (incorporated by reference to Exhibit 10.1 to Dycom Industries, Inc.’s Current Report on Form 8-K filed with the SEC on December 23, 2025)

19 +	Dycom Industries, Inc.’s Insider Trading Policy.
21.1 +	Principal subsidiaries of Dycom Industries, Inc.
23.1 +	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1 +	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 +	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Dycom Industries, Inc.’s Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Dycom Industries, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2024).

101 +
The following materials from the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 formatted in Inline XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements.

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

DYCOM INDUSTRIES, INC.
Registrant

Date:	March 9, 2026	/s/ Daniel S. Peyovich
		Name: Title:	Daniel S. Peyovich President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel S. Peyovich	President, Chief Executive Officer and Director	March 9, 2026
Daniel S. Peyovich	(Principal Executive Officer)

/s/ H. Andrew DeFerrari	Senior Vice President and Chief Financial Officer	March 9, 2026
H. Andrew DeFerrari	(Principal Financial Officer)

/s/ Heather M. Floyd	Vice President and Chief Accounting Officer	March 9, 2026
Heather M. Floyd	(Principal Accounting Officer)

/s/ Luis Avila-Marco	Director	March 9, 2026
Luis Avila-Marco

/s/ Jennifer M. Fritzsche	Director	March 9, 2026
Jennifer M. Fritzsche

/s/ Philip R. Gallagher	Director	March 9, 2026
Philip R. Gallagher

/s/ Eitan Gertel	Director	March 9, 2026
Eitan Gertel

/s/ Stephen O. LeClair	Director	March 9, 2026
Stephen O. LeClair

/s/ Peter T. Pruitt, Jr.	Director	March 9, 2026
Peter T. Pruitt, Jr.

/s/ Carmen M. Sabater	Director	March 9, 2026
Carmen M. Sabater

/s/ Richard K. Sykes	Director	March 9, 2026
Richard K. Sykes

/s/ Laurie J. Thomsen	Director	March 9, 2026
Laurie J. Thomsen