Form 10-Q
period 2026-05-02
DYCOM INDUSTRIES INC
filed 2026-05-28
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026

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

There were 30,031,455 shares of common stock with a par value of $0.33 1/3 outstanding at May 26, 2026.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	May 2, 2026	January 31, 2026
ASSETS
Current assets:
Cash and equivalents	$538,826	$709,165
Accounts receivable, net (Note 6)	1,980,558	1,696,973
Contract assets	240,133	162,327
Inventories	143,290	128,349
Income tax receivable	16,897	19,869
Other current assets	50,653	40,212
Total current assets	2,970,357	2,756,895

Property and equipment, net	591,570	575,376
Operating lease right-of-use assets	176,255	169,648
Goodwill	1,457,077	1,443,435
Intangible assets, net	867,654	925,948
Other assets	117,487	107,880
Total assets	$6,180,400	$5,979,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$666,643	$497,263
Current portion of debt	6,000	4,000
Contract liabilities	155,812	158,503
Accrued insurance claims	50,406	47,594
Operating lease liabilities	44,773	42,288
Income taxes payable	—	771
Other accrued liabilities	225,726	256,481
Total current liabilities	1,149,360	1,006,900

Long-term debt	2,809,714	2,810,497
Accrued insurance claims - non-current	66,024	57,977
Operating lease liabilities - non-current	138,448	135,221
Deferred tax liabilities, net - non-current	96,489	85,159
Other liabilities	24,661	24,292
Total liabilities	4,284,696	4,120,046

COMMITMENTS AND CONTINGENCIES (Note 21)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 30,024,974 and 29,969,648 issued and outstanding, respectively	10,008	9,990
Additional paid-in capital	326,920	381,659
Retained earnings	1,558,776	1,467,487
Total stockholders’ equity	1,895,704	1,859,136
Total liabilities and stockholders’ equity	$6,180,400	$5,979,182

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	May 2, 2026	April 26, 2025

Contract revenues	$1,964,782	$1,258,608

Costs of earned revenues, excluding depreciation and amortization	1,578,055	1,011,112
General and administrative	131,329	103,726
Depreciation and amortization	111,644	58,389
Total	1,821,028	1,173,227

Interest expense, net	(35,535)	(14,045)
Other (expense) income, net	(1,510)	7,264
Income before income taxes	106,709	78,600

Provision for income taxes	15,420	17,552

Net income and comprehensive income	$91,289	$61,048

Earnings per common share:
Basic earnings per common share	$3.05	$2.11

Diluted earnings per common share	$3.00	$2.09

Shares used in computing earnings per common share:
Basic	29,972,366	28,930,399

Diluted	30,382,270	29,263,624

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	May 2, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 31, 2026	29,969,648	$9,990	$381,659	$1,467,487	$1,859,136
Stock-based compensation	124	—	10,573	—	10,573
Issuance of restricted stock, net of tax withholdings	155,202	51	(29,382)	—	(29,331)
Repurchase of common stock, including applicable excise tax	(100,000)	(33)	(35,930)	—	(35,963)
Net income	—	—	—	91,289	91,289
Balances as of May 2, 2026	30,024,974	$10,008	$326,920	$1,558,776	$1,895,704

	For the Three Months Ended
	April 26, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2025	28,978,949	$9,659	$8,991	$1,220,447	$1,239,097
Stock-based compensation	189	—	9,099	—	9,099
Issuance of restricted stock, net of tax withholdings	145,188	48	—	(12,949)	(12,901)
Repurchase of common stock, including applicable excise tax	(200,000)	(66)	(8,991)	(21,128)	(30,185)
Net income	—	—	—	61,048	61,048
Balances as of April 26, 2025	28,924,326	$9,641	$9,099	$1,247,418	$1,266,158

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Cash flows from operating activities:
Net income	$91,289	$61,048
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	111,644	58,389
Non-cash lease expense	15,587	12,982
Deferred income tax provision (benefit)	11,330	(149)
Stock-based compensation	10,573	9,099
Provision for (recovery of) bad debt, net	280	(170)
Gain on sale of fixed assets	(1,995)	(9,773)
Amortization of debt issuance costs and other	1,905	747
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(283,866)	(154,108)
Contract assets, net	(80,497)	(20,056)
Other current assets and inventories	(25,044)	(16,515)
Other assets	(4,969)	(11,736)
Income taxes payable/receivable	2,201	17,413
Accounts payable	169,390	40,908
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	(42,414)	(42,045)
Net cash used in operating activities	(24,586)	(53,966)

Cash flows from investing activities:
Capital expenditures	(70,315)	(79,499)
Proceeds from sale of assets	2,787	10,900
Cash paid for acquisitions, net of cash acquired	(12,828)	—
Net cash used in investing activities	(80,356)	(68,599)

Cash flows from financing activities:
Proceeds from borrowings on senior credit agreement, including term loan	—	285,000
Principal payments on senior credit agreement, including term loan	—	(196,000)
Debt issuance costs	(103)	—
Repurchase of common stock	(35,963)	(30,185)
Restricted stock tax withholdings	(29,331)	(12,901)
Net cash (used in) provided by financing activities	(65,397)	45,914
Net decrease in cash, cash equivalents and restricted cash	(170,339)	(76,651)

Cash, cash equivalents and restricted cash at beginning of period (Note 8)	710,869	94,474

Cash, cash equivalents and restricted cash at end of period (Note 8)	$540,530	$17,823

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$40,586	$18,712
Cash paid for taxes, net	$1,876	$420
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$7,173	$9,959

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

Accounting Period. Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2027 consists of 52 weeks of operations, while fiscal 2026 consisted of 53 weeks of operations.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries, all of which are wholly-owned, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2026, filed with the SEC on March 9, 2026. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included. This includes all normal and recurring adjustments and elimination of intercompany accounts and transactions. Operating results for the interim period are not necessarily indicative of the results expected for any subsequent interim or annual period.

Segment Information. The Company operates in two reportable segments, Communications and Building Systems and services are provided on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), whose results are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker (“CODM”). All of the Company’s Communications operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. During fiscal 2026, following the acquisition of Power Solutions, LLC (“Power Solutions”), the CODM reevaluated the Company’s reportable segments, which resulted in the addition of the Building Systems segment as a component of management’s internal financial information used for operational decision-making. Beginning in fiscal 2026, the Company reports the results of the Building Systems segment separately as a reportable segment. The Building Systems segment specializes in providing comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities. See Note 20, Segment Reporting, for additional information.

2. Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the Company’s Annual Report on Form 10-K for fiscal 2026.

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

3. Accounting Standards

Recently issued accounting pronouncements are disclosed in the Company’s Annual Report on Form 10-K for fiscal 2026. As of the date of this Quarterly Report on Form 10-Q, there have been no changes in the expected dates of adoption or estimated effects on the Company’s condensed consolidated financial statements of recently issued accounting pronouncements from those disclosed in the Company’s Annual Report on Form 10-K for fiscal 2026. Further, there have been no additional accounting standards issued as of the date of this Quarterly Report on Form 10-Q that are applicable to the condensed consolidated financial statements of the Company.

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Net income available to common stockholders (numerator)	$91,289	$61,048

Weighted-average number of common shares (denominator)	29,972,366	28,930,399

Basic earnings per common share	$3.05	$2.11

Weighted-average number of common shares	29,972,366	28,930,399
Potential shares of common stock arising from stock options, and unvested restricted share units	409,904	333,225
Total shares-diluted (denominator)	30,382,270	29,263,624

Diluted earnings per common share	$3.00	$2.09

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	78,806	143,121

5. Acquisitions

Fiscal 2026. During the fourth quarter of fiscal 2026, we acquired Power Solutions, LLC (“Power Solutions”), a company that provides comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities in the Greater Washington D.C., Maryland, and Virginia area. This acquisition expands our service offerings and our customer base. The purchase price was valued at $1.95 billion as of the signing of the acquisition on a cash-free, debt-free basis. The value was subject to post-closing adjustment, including the final determination of cash, indebtedness and working capital balances. At the closing date, the funding of the acquisition included a cash payment of $1,644.9 million ($1,628.6 million net of cash acquired of $16.3 million), the issuance of 1,011,069 shares of Dycom common stock to the sellers valued at $351.0 million, and the assumption of seller indebtedness of $64.8 million. A post-closing working capital adjustment of $12.8 million was recorded during the first quarter of fiscal 2027. Total consideration was $2,008.7 million. The acquisition of Power Solutions resulted in the addition of a new operating segment which is also a new reportable segment – Building Systems. For additional information on our reportable segments, see Note 20, Segment Reporting. The purchase price allocation for this business is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

The purchase price of the acquired company was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill.

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed as of the acquisition date (dollars in millions):

Fiscal 2026
Assets
Cash and equivalents	$16.3
Accounts receivable	324.2
Contract assets	18.9
Other current assets	1.8
Property and equipment	8.4
Goodwill	1,124.4
Intangible assets	775.0
Other assets	16.9
Total assets	2,285.9

Liabilities
Accounts payable	56.4
Contract liabilities	116.2
Other accrued liabilities	90.0
Other liabilities	14.6
Total liabilities	277.2

Net Assets Acquired	$2,008.7

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Goodwill and intangible assets total $1,899.4 million and are deductible for tax purposes. Accounts receivable, contract assets (liabilities) and current liabilities were either stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities, or were stated at their fair values based on an evaluation of the current market value of such assets and liabilities. The estimate of fair value for fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its estimate of fair value which consisted of the following (dollars in millions):

	Estimated Useful Life (in years)	Intangible Assets Acquired
Customer relationships	12.0	$580.0
Backlog intangibles	2.0	155.0
Trade names	10.0	40.0
Total intangible assets acquired		$775.0

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

Results of the business acquired are included our condensed consolidated financial statements from the date of acquisition and represents the newly formed Building Systems reportable segment. For additional information on our reportable segments, including the results of the Building Systems segment, see Note 20, Segment Reporting.

The following unaudited supplemental pro forma results of operations for the Company have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (dollars in thousands).

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Contract revenues	$1,964,782	$1,476,535
Net income	91,289	36,655

The pro forma combined results of operations for the three months ended April 26, 2025 were prepared by adjusting the historical results of Dycom to include the historical results of the business acquired in fiscal 2026 as if such acquisition had occurred at the beginning of fiscal 2025. These pro forma combined historical results were adjusted for the following: an increase in interest and other financing expenses as a result of the debt incurred by Dycom for the purpose of financing the acquisition of Power Solutions and cash consideration paid for the acquired business and an increase in amortization expense due to the intangible assets recorded. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Dycom or the acquired business or any cost savings or other synergies that resulted or may result from the acquisitions.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	May 2, 2026	January 31, 2026
Trade accounts receivable	$761,143	$699,904
Unbilled accounts receivable	1,105,804	880,364
Retainage	116,497	119,321
Total	1,983,444	1,699,589
Less: allowance for credit losses	(2,886)	(2,616)
Accounts receivable, net	$1,980,558	$1,696,973

We maintain an allowance for estimated losses on uncollected balances. The allowance for credit losses changed as follows (dollars in thousands):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Allowance for credit losses at beginning of period	$2,616	$1,094
Provision for (recovery of) bad debt	280	(170)
Amounts charged against the allowance	(10)	(99)
Allowance for credit losses at end of period	$2,886	$825

Contract Assets and Contract Liabilities

Net contract assets consisted of the following (dollars in thousands):

	May 2, 2026	January 31, 2026
Contract assets	$240,133	$162,327
Contract liabilities	155,812	158,503
Contract assets, net	$84,321	$3,824

The change in contract assets, net, primarily resulted from increased services performed under contracts consisting of multiple tasks. During the three months ended May 2, 2026, we performed services and recognized $122.7 million of contract revenues related to contract liabilities that existed at January 31, 2026.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net as of May 2, 2026 or January 31, 2026 were as follows (dollars in millions):

	May 2, 2026		January 31, 2026
	Amount	% of Total	Amount	% of Total
Verizon Communications Inc. (1)	$276.5	13.4%	$173.6	10.2%
Charter Communications	$272.1	13.2%	$246.4	14.5%
Lumen Technologies	$266.9	12.9%	$259.0	15.2%
(1) On January 20, 2026, Verizon Communications, Inc. completed its acquisition of Frontier Communications Corporation. As a result, amounts reported for Verizon Communications, Inc. include the respective balances for Frontier Communications Corporation retrospectively for all periods presented.

We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of May 2, 2026 or January 31, 2026.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	May 2, 2026	January 31, 2026
Prepaid expenses	$37,379	$27,764
Deposits and other current assets	10,288	11,021
Receivables on equipment sales	1,614	55
Restricted cash	1,372	1,372
Other current assets	$50,653	$40,212

Other assets consisted of the following (dollars in thousands):

	May 2, 2026	January 31, 2026
Capitalized cloud computing implementation costs	65,738	61,678
Insurance recoveries/receivables for accrued insurance claims	13,768	8,570
Deferred financing costs	10,015	10,576
Restricted cash	332	332
Other non-current assets	27,634	26,724
Other assets	$117,487	$107,880

Amortization of capitalized cloud computing implementation costs that are included in general and administrative expense was $1.0 million and $0.4 million for the three months ended May 2, 2026 and April 26, 2025, respectively. See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	May 2, 2026	January 31, 2026
Cash and equivalents	$538,826	$709,165
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	332	332
Cash and equivalents and restricted cash	$540,530	$710,869

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	May 2, 2026	January 31, 2026
Land	—	$11,809	$8,471
Buildings	10-35	25,308	25,005
Leasehold improvements	1-10	29,444	26,706
Vehicles	1-5	1,038,944	1,008,988
Equipment and machinery	1-10	484,936	467,666
Computer hardware and software	1-7	146,133	142,881
Office furniture and equipment	1-10	8,038	8,137
Total		1,744,612	1,687,854
Less: accumulated depreciation		(1,153,042)	(1,112,478)
Property and equipment, net		$591,570	$575,376

Depreciation expense was $53.4 million and $46.4 million for the three months ended May 2, 2026 and April 26, 2025, respectively.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $1,457.1 million and $1,443.4 million as of May 2, 2026 and January 31, 2026, respectively. Changes in the carrying amount of goodwill consisted of the following (dollars in thousands):

	Communications	Building Systems	Total
Balance as of January 31, 2026	$332,645	$1,110,790	$1,443,435
Goodwill adjustment from fiscal 2026 acquisitions	—	13,642	13,642
Balance as of May 2, 2026	$332,645	$1,124,432	$1,457,077

The aggregate goodwill balance as of May 2, 2026 and January 31, 2026 includes $249.0 million of accumulated impairment charges all of which relate to the Communications segment.

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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2026 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of May 2, 2026, we believe the carrying amounts of goodwill and the indefinite-lived intangible asset are recoverable for all of our reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	May 2, 2026				January 31, 2026
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	13.4	$1,032,417	$330,753	$701,664	$1,032,417	$306,094	$726,323
Trade names, finite	13.9	54,080	10,989	43,091	54,080	10,178	43,902
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Contract backlog	1.1	192,900	74,724	118,176	192,900	41,903	150,997
Non-compete agreements	1.5	75	52	23	75	49	26
		$1,284,172	$416,518	$867,654	$1,284,172	$358,224	$925,948

Amortization of our customer relationship intangibles and our backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $58.3 million and $12.0 million for the three months ended May 2, 2026 and April 26, 2025, respectively.

As of May 2, 2026, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
Remainder of 2027	$163,830
2028	128,621
2029	91,808
2030	91,335
2031	63,774
2032	61,039
Thereafter	262,547
Total	$862,954

As of May 2, 2026, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

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

For workers’ compensation losses during fiscal 2027 and 2026, we retained the risk of loss up to $1.0 million on a per occurrence basis. This retention amount is applicable to all of the states in which we operate, except with respect to workers’ compensation insurance in two states in which we participate in state-sponsored insurance funds.

For automobile liability and general liability losses during fiscal 2027 and 2026, we retained the risk of loss up to $2.0 million on a per-occurrence basis for the first $5.0 million of insurance coverage. We also retained the risk of loss for the next $5.0 million on a per-occurrence basis for losses between $5.0 million and $10.0 million, if any.

We are party to a stop-loss agreement for losses under our employee group health plan. For calendar year 2026, we retain the risk of loss on an annual basis, up to the first $750,000 of claims per participant.

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	May 2, 2026	January 31, 2026
Accrued insurance claims - current	$50,406	$47,594
Accrued insurance claims - non-current	66,024	57,977
Accrued insurance claims	$116,430	$105,571

Insurance recoveries/receivables:
Non-current (included in Other assets)	13,768	8,570
Insurance recoveries/receivables	$13,768	$8,570

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the three months ended May 2, 2026, total insurance recoveries/receivables increased as a result of additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, all of which are accounted for as operating leases. These leases have remaining terms ranging from less than 1 year to approximately 12 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three months ended May 2, 2026 and April 26, 2025 (dollars in thousands):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Lease cost under long-term operating leases	$15,587	$12,982
Lease cost under short-term operating leases	5,202	3,724
Variable lease cost under short-term and long-term operating leases(1)	1,854	1,191
Total lease cost	$22,643	$17,897

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $183.2 million as of May 2, 2026 and $177.5 million as of January 31, 2026. Supplemental balance sheet information related to these liabilities is as follows:

	May 2, 2026	January 31, 2026
Weighted average remaining lease term	6.2 years	6.0 years
Weighted average discount rate	5.7%	5.8%

Supplemental cash flow information related to our long-term operating lease liabilities for the three months ended May 2, 2026 and April 26, 2025 is as follows (dollars in thousands):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Cash paid for amounts included in the measurement of lease liabilities	$17,749	$12,231
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$19,762	$10,913

As of May 2, 2026, maturities of our lease liabilities under our long-term operating leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Amount
Remainder of 2027	$37,518
2028	43,107
2029	34,087
2030	23,916
2031	18,148
2032	12,932
Thereafter	51,992
Total lease payments	221,700
Less: imputed interest	(38,479)
Total	$183,221

As of May 2, 2026, the Company had additional operating leases with total lease costs of $6.4 million that have not yet commenced. These leases will commence in fiscal 2027.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	May 2, 2026	January 31, 2026
Accrued construction costs and other accrued purchase orders	$71,699	$47,931
Accrued payroll and related taxes	68,275	49,653
Accrued employee benefit and incentive plan costs	54,937	117,515
Other current liabilities	30,815	41,382
Other accrued liabilities	$225,726	$256,481

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	May 2, 2026	January 31, 2026
Credit Agreement - Term Loan A Facility (matures December 2030)	$1,526,170	$1,525,422
Credit Agreement - Term Loan B Facility (matures January 2033)	$792,280	$792,041
4.50% senior notes, net (mature April 2029)	497,264	497,034
	2,815,714	2,814,497
Less: current portion	(6,000)	(4,000)
Long-term debt	$2,809,714	$2,810,497

Credit Agreement

The Company and certain of its subsidiaries are party to a credit agreement (defined below). The Company, the Guarantors (as defined therein) party thereto, the Term Loan B lender (as defined therein) party thereto and Bank of America, N.A. (“Bank of America”) as administrative and collateral agent (in such capacities and together with its successors and permitted assigns, the “Administrative Agent”), entered into that certain First Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”), which amends that Third Amended and Restated Credit Agreement, dated as of December 23, 2025 by and among, the Company, the Guarantors from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and the L/C Issues (as defined therein) from time to time party thereto and the Administrative Agent (the “Existing Credit Agreement”, and, the Existing Credit Agreement, as amended by the Amendment, the “Credit Agreement”). On December 23, 2025, we amended and restated the Credit Agreement to, among other things, establish a $600.0 million 364 day secured bridge loan facility (the “Bridge Facility”), increase the existing senior secured term loan A facility from $440.0 million to $1,540.0 million (the “Term Loan A Facility”), increase the commitments under the senior secured revolving credit facility from $650.0 million to $800.0 million (the “Revolving Credit Facility”) and extend the maturity date of the Term Loan A Facility and the Revolving Credit Facility. On January 27, 2026, we entered into the First Amendment to, among other things, establish an $800 million senior secured term loan B facility (the “Term Loan B Facility”), the proceeds of which were used to (i) refinance the Bridge Facility, (ii) pay the fees and expenses incurred in connection therewith and (iii) fund cash to the balance sheet of the Company. The Credit Agreement includes a revolving facility with a maximum revolver commitment of $800.0 million, a Term Loan A Facility in the principal amount of $1,540.0 million, and a Term Loan B Facility in the principal amount of $800.0 million. The Credit Agreement also includes a $225.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Revolving Credit Facility and Term Loan A Facility is December 23, 2030. The maturity of the Term Loan B Facility is January 27, 2033.

The following table summarizes the net carrying value of the Term Loan A Facility as of May 2, 2026 and January 31, 2026 (dollars in thousands):

	May 2, 2026	January 31, 2026
Principal amount of Term Loan A Facility	$1,540,000	$1,540,000
Less: Debt issuance costs	(13,830)	(14,579)
Net carrying amount of Term Loan A Facility	$1,526,170	$1,525,422

The following table summarizes the net carrying value of the Term Loan B Facility as of May 2, 2026 and January 31, 2026 (dollars in thousands):

	May 2, 2026	January 31, 2026
Principal amount of Term Loan B Facility	$800,000	$800,000
Less: Debt issuance costs	(5,797)	(5,963)
Less: Original Issue Discount	(1,923)	(1,996)
Net carrying amount of Term Loan B Facility	$792,280	$792,041

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $927.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 3.50 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by (i) unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement, (ii) subordinated indebtedness, as defined in the Credit Agreement and (iii) unsecured indebtedness, as defined in the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of the assets of the Borrowers and the Guarantors (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated EBITDA, as defined by our Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio. The weighted average interest rates and fees for balances under our Credit Agreement as of May 2, 2026 and January 31, 2026 were as follows:

		Weighted Average Rate End of Period
		May 2, 2026	January 31, 2026
Borrowings - Term A SOFR Loans	1.375% - 2.00% plus Term SOFR	5.40%	6.02%
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)	—%	—%
Borrowings - Term B SOFR Loans	1.75% plus Term SOFR	5.40%	—%
Unused Revolver Commitment	0.20% - 0.40%	0.35%	0.30%
Standby Letters of Credit	1.375% - 2.00%	1.75%	1.63%
Commercial Letters of Credit	0.6875% -1.00%	—%	—%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. “Term SOFR” will be the published forward-looking SOFR rate for the applicable interest period plus a 0.10% spread adjustment and if such rate is less than zero, such rate shall be deemed zero. There were no outstanding borrowings under our revolving facility as of May 2, 2026 and January 31, 2026.

Standby letters of credit of approximately $53.6 million issued as part of our insurance program, were outstanding under our Credit Agreement as of May 2, 2026 and January 31, 2026.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than (A) until the last day of the first fiscal quarter ending after the second anniversary of December 23, 2025, 4.50 to 1.00, and (B) thereafter, 4.00:1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 2.50 to 1.00, as measured at the end of each fiscal quarter. At May 2, 2026 and January 31, 2026, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $746.4 million as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

The following table summarizes the net carrying value of the 2029 Notes as of May 2, 2026 and January 31, 2026 (dollars in thousands):

	May 2, 2026	January 31, 2026
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(2,736)	(2,966)
Net carrying amount of 2029 Notes	$497,264	$497,034

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $97.73 and $98.44 as of May 2, 2026 and January 31, 2026, respectively (dollars in thousands):

	May 2, 2026	January 31, 2026
Fair value of principal amount of 2029 Notes	$488,650	$492,200
Less: Debt issuance costs	(2,736)	(2,966)
Fair value of 2029 Notes	$485,914	$489,234

15. Income Taxes

Our effective income tax rate was 14.5% and 22.3% for the three months ended May 2, 2026 and April 26, 2025, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

16. Other (Expense) Income, Net

The components of other (expense) income, net, were as follows (dollars in thousands):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Gain on sale of fixed assets	$1,995	$9,773
Miscellaneous expense, net	(3,505)	(2,509)
Other (expense) income, net	$(1,510)	$7,264

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

17. Capital Stock

Repurchases of Common Stock. On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During the three months ended May 2, 2026, the Company repurchased 100,000 shares of common stock, at an average price of $359.63, for $36.0 million. As of May 2, 2026, $83.9 million of the authorization was available for repurchases.

Restricted Stock Tax Withholdings. During the three months ended May 2, 2026 and April 26, 2025, we withheld 85,724 shares totaling $29.3 million and 83,835 shares totaling $12.9 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been cancelled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

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

Stock-based compensation expense and the related tax benefit recognized during the three months ended May 2, 2026 and April 26, 2025 were as follows (dollars in thousands):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Stock-based compensation	$10,573	$9,099
Income tax effect of stock-based compensation	$2,580	$2,239

During the three months ended May 2, 2026 and April 26, 2025, the Company realized $12.5 million and $2.2 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of May 2, 2026, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $0.6 million, $53.9 million, and $20.1 million, respectively. This expense will be recognized over a weighted-average number of years of 1.6, 2.4, and 1.5, respectively, based on the average remaining service periods for the awards. We may recognize an additional $13.7 million in compensation expense in future periods after May 2, 2026 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the three months ended May 2, 2026:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 31, 2026	72,240	$109.55
Granted	—	$—
Options exercised	—	$—
Outstanding as of May 2, 2026	72,240	$109.55

Exercisable options as of May 2, 2026	48,859	$97.91

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the three months ended May 2, 2026:

	Restricted Stock Units
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2026	339,118	$149.51	269,403	$139.92
Granted	74,507	$350.00	52,694	$349.68
Share units vested	(115,998)	$128.40	(125,052)	$123.85
Forfeited or cancelled	(5,801)	$153.95	(31,296)	$130.83
Outstanding as of May 2, 2026	291,826	$206.98	165,749	$220.45

The total number of granted Performance RSUs presented above consists of 26,347 target shares and 26,347 supplemental shares. The total number of Performance RSUs outstanding as of May 2, 2026 consists of 92,650 target shares and 73,099 supplemental shares. With respect to the Company’s Performance Year ended January 31, 2026, the Company added 26,799 supplemental shares and cancelled 27,890 supplemental shares during the three months ended May 2, 2026, as a result of the performance period criteria not being met.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated. Customers whose contract revenues exceeded 10% of total contract revenues during the three months ended May 2, 2026 or April 26, 2025, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended
	May 2, 2026		April 26, 2025
	Amount	% of Total	Amount	% of Total
AT&T Inc. (1)	$403.8	20.6%	$325.1	25.8%
Verizon Communications Inc. (2)	248.2	12.6%	171.8	13.7%
Total other customers combined	1,312.8	66.8%	761.7	60.5%
Total contract revenues	$1,964.8	100.0%	$1,258.6	100.0%
(1) On February 2, 2026, AT&T Inc. completed its acquisition of substantially all of the mass markets fiber business from Lumen Technologies Inc. As a result, amounts reported for AT&T Inc. in the current fiscal year include revenues from the mass markets fiber business to the extent they have transferred from Lumen Technologies Inc.
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

Customer Type

Total contract revenues by customer type during the three months ended May 2, 2026 and April 26, 2025 were as follows (dollars in millions):

	For the Three Months Ended
	May 2, 2026		April 26, 2025
	Amount	% of Total	Amount	% of Total
Communications	$1,569.4	79.9%	$1,258.6	100.0%
Building Systems	395.4	20.1	—	—
Total contract revenues	$1,964.8	100.0%	$1,258.6	100.0%

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

20. Segment Reporting

The Company operates in two reportable segments which derive revenues by providing specialty contracting services throughout the United States on a decentralized basis. Dycom’s reportable segments are: Communications and Building Systems. This segment structure reflects the financial information and reports used by the Company's Chief Executive Officer, the chief operating decision maker (CODM), to make decisions regarding the Company's business, including performance assessments and strategic and operational planning in compliance with ASC 280, Segment Reporting.

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

Certain corporate costs are not allocated, including certain acquisition and integration costs, interest expense, net and senior notes, and loss on debt extinguishment.

Segment financial information for the three months ended May 2, 2026 and April 26, 2025, was as follows (dollars in millions):

For the Three Months Ended May 2, 2026	Communications	Building Systems	Total
Contract revenues	$1,569.4	$395.4	$1,964.8
Costs of earned revenues, excluding depreciation and amortization	1,266.6	311.5	1,578.1
Depreciation and amortization	65.2	46.4	111.6
Other segment items (1)	118.8	13.7	132.5
Segment income before income taxes	$118.8	$23.8	$142.6
Corporate and non-allocated costs (2)			35.9
Total consolidated income before income taxes			$106.7

For the Three Months Ended April 26, 2025	Communications	Building Systems	Total
Contract revenues	$1,258.6	$—	$1,258.6
Costs of earned revenues, excluding depreciation and amortization	1,011.1	—	1,011.1
Depreciation and amortization	58.4	—	58.4
Other segment items (1)	96.5	—	96.5
Segment income before income taxes	$92.6	$—	$92.6
Corporate and non-allocated costs (2)			14.0
Total consolidated income before income taxes			$78.6
(1) Other segment items include general and administrative expenses, interest expense and other income (expense).
(2) Corporate and non-allocated costs include certain acquisition and integration costs, interest expense, net, and loss on debt extinguishment.

	May 2, 2026	January 31, 2026
Total Assets:
Communications	$3,187.4	$2,842.5
Building Systems	2,231.1	2,263.3
Corporate	761.9	873.4
Consolidated total assets	$6,180.4	$5,979.2

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Capital Expenditures:
Communications	$62.5	$72.7
Building Systems	0.8	—
Corporate	7.0	6.8
Consolidated capital expenditures:	$70.3	$79.5

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of May 2, 2026 and January 31, 2026, we had $1,054.5 million and $917.9 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At both May 2, 2026 and January 31, 2026, we had $43.6 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As of May 2, 2026 and January 31, 2026, we had $53.6 million of outstanding standby letters of credit issued under our credit agreement.

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

The following table presents the change in the supplier financing obligation for the three months ended May 2, 2026 (dollars in millions):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Confirmed obligations outstanding at the beginning of the year	$226.4	$—
Invoices received	548.8	—
Invoices paid	425.8	—
Confirmed obligations outstanding at the end of the year	$349.4	$—

23. Subsequent Events

On May 22, 2026, the Company entered into a definitive agreement to acquire National Technology Integrators, LLC, (“National Technology Integrators”), a low-voltage engineering and construction firm based in Maryland, for a total consideration of $275.0 million. The transaction is subject to customary closing and post-closing adjustments and is expected to close before the end of the second fiscal quarter. National Technology Integrators will be reported as part of the Company’s Building Systems segment.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to: projections of revenues, income or loss, or capital expenditures; future economic conditions and trends in the industries we serve, including as a result of changes in government regulation, policies and programs related to trade and infrastructure investment and tariffs; our highly concentrated customer base; the competitive environment in which we operate; customer capital budgets and spending priorities; our plans for future operations, growth and services, including contract backlog; our plans for future acquisitions, dispositions, or financial needs; expected benefits and synergies of businesses acquired and future opportunities for the combined businesses; our significant accounts receivable and contract assets; availability of capital; restrictions imposed by our senior notes and credit agreement; use of our cash flow to service our debt; the effect of changes in tax law; potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters; potential exposure to environmental liabilities; our potential exposure to litigation, indemnity claims, warranty claims, and other liabilities and disputes; determinations as to whether the carrying value of our assets is impaired; the duration and severity of public health emergencies and their ultimate impact across our business; the impact of seasonality and adverse weather conditions on demand for our services; the impact of technological change on our customers’ spending and our ability to keep pace with technological developments; our ability to attract and retain qualified employees and subcontractors; the impact of a failure, outage or cybersecurity breach of our technology or information technology systems or those of third-party providers; and the other risks and uncertainties discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2026, filed with the U.S. Securities and Exchange

Commission (“SEC”) on March 9, 2026, the risks discussed in this Quarterly Report on Form 10-Q, and our other periodic filings with the SEC. These forward-looking statements also include those related to the ability of the Company to consummate the anticipated transaction to acquire National Technology Integrators on a timely basis, or at all; the ability to retain the key employees of the acquired business; unfavorable reaction to the anticipated transaction by key stakeholders, including customers and employees; the ability of the Company to identify and recognize the anticipated benefits of the proposed transaction; and the ability to successfully integrate the acquired business and related operations. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements to reflect new information or events or circumstances arising after such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for fiscal 2026. Our Annual Report on Form 10-K for fiscal 2026 was filed with the SEC on March 9, 2026, and is available on the SEC’s website at www.sec.gov and on our website at www.dycomind.com.

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

Our customer base is highly concentrated. The following reflects the percentage of total contract revenues from customers who contributed at least 10% to our total contract revenues during the three months ended May 2, 2026 and April 26, 2025:

	For the Three Months Ended
	May 2, 2026	April 26, 2025
AT&T, Inc. (1)	20.6%	25.8%
Verizon Communications Inc. (2)	12.6%	13.7%
(1) On February 2, 2026, AT&T, Inc. completed its acquisition of substantially all of the mass markets fiber business from Lumen Technologies, Inc. As a result, amounts reported for AT&T Inc. in the current fiscal year include revenues from the mass markets fiber business to the extent they have transferred from Lumen Technologies Inc.
(2) Includes revenue attributable to Frontier Communications Corporation retrospectively for all periods presented as a result of the acquisition by Verizon Communications, Inc. on January 20, 2026.

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, occasionally we are able to negotiate extensions to these agreements. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and at times include retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout. Contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues, was 95.5% and 92.5% for the three months ended May 2, 2026 and April 26, 2025

Acquisitions
As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2026. During the fourth quarter of fiscal 2026, we acquired Power Solutions, LLC (“Power Solutions”), a company that provides comprehensive building infrastructure solutions, including electrical, energy management, security, and fire safety systems for data centers and other critical facilities in the Greater Washington D.C., Maryland, and Virginia area. This acquisition expands our service offerings and our customer base. The purchase price was valued at $1.95 billion as of the signing of the acquisition on a cash-free, debt-free basis. The value was subject to post-closing adjustment, including the final determination of cash, indebtedness and working capital balances. At the closing date, the funding of the acquisition included a cash payment of $1,644.9 million ($1,628.6 million net of cash acquired of $16.3 million), the issuance of 1,011,069 shares of Dycom common stock to the sellers valued at $351.0 million and the assumption of seller indebtedness of $64.8 million. A post-closing working capital adjustment of $12.8 million was recorded during the first quarter of fiscal 2027. Total consideration was $2,008.7 million. The acquisition of Power Solutions resulted in the addition of a new operating segment which is also a new reportable segment – Building Systems. For additional information on our reportable segments, see Note 20, Segment Reporting.

Results of the business acquired are included our condensed consolidated financial statements from the date of acquisition and represents the newly formed Building Systems reportable segment. For additional information on our reportable segments, including the results of the Building Systems segment, see Note 20, Segment Reporting..
Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In conformity with GAAP, the preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. These estimates and assumptions require the use of judgment as to the likelihood of various future outcomes and, as a result, actual results could differ materially from these estimates. There have been no material changes to our significant accounting policies and critical accounting estimates described in our Annual Report on Form 10-K for fiscal 2026.

Understanding Our Results of Operations
The following information is presented so that the reader may better understand certain factors impacting our results of operations and should be read in conjunction with our condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 2, Significant Accounting Policies and Estimates, in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2026.

Our fiscal year ends on the last Saturday in January. As a result, each fiscal year consists of either 52 weeks or 53 weeks of operations (with the additional week of operations occurring in the fourth quarter). Fiscal 2027 consists of 52 weeks of operations, while fiscal 2026 consisted of 53 weeks of operations.

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

For certain contracts, representing 22% and 1%, respectively, of contract revenues during each of the three months ended May 2, 2026 and April 26, 2025, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated. Our estimates of total contract revenue and total contract costs are subject to ongoing evaluation and revision throughout the life of the contract. Changes in these estimates can result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in prior periods. Conversely, revisions may result in the reversal of previously recognized revenue if the currently estimated total revenue is less than the previous estimate, or if estimated total contract costs increase. During the three months ended May 2, 2026 and April 26, 2025, the net impact of such changes in estimates on our recognized revenue was not material to our condensed consolidated financial statements. There were no material amounts of unapproved change orders included in revenue during the three months ended May 2, 2026 and April 26, 2025.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended
	May 2, 2026		April 26, 2025
Contract revenues	$1,964.8	100.0%	$1,258.6	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	1,578.1	80.3	1,011.1	80.3
General and administrative	131.3	6.7	103.7	8.2
Depreciation and amortization	111.6	5.7	58.4	4.6
Total	1,821.0	92.7	1,173.2	93.2
Interest expense, net	(35.5)	(1.8)	(14.0)	(1.1)
Other income, net	(1.5)	(0.1)	7.3	0.6
Income before income taxes	106.7	5.4	78.6	6.2
Provision for income taxes	15.4	0.8	17.6	1.4
Net income	$91.3	4.6%	$61.0	4.9%

Contract Revenues. Contract revenues were $1.965 billion during the three months ended May 2, 2026 compared to $1.259 billion during the three months ended April 26, 2025. Contract revenues from acquired businesses were $395.4 million for the three months ended May 2, 2026. Acquired revenues represent contract revenues from an acquired business that were not owned for the full period in both the current and comparable prior periods. Excluding amounts generated by the acquired business, contract revenues increased by $310.8 million during the three months ended May 2, 2026 compared to the three months ended April 26, 2025, primarily due to net revenue increases in fiber-to-the-home deployments, including rural fiber deployment programs.

Costs of Earned Revenues. Costs of earned revenues increased to $1.578 billion, or 80.3% of contract revenues, during the three months ended May 2, 2026 compared to $1.011 billion, or 80.3% of contract revenues, during the three months ended April 26, 2025. The primary components of the increase were a $397.6 million aggregate increase in direct labor and subcontractor costs, a $130.4 million increase in direct materials expense, a $20.9 million increase in equipment and fuel costs, and a $18.1 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues remained flat during the three months ended May 2, 2026 compared to the three months ended April 26, 2025. Labor and subcontracted labor costs decreased 3.0% primarily due to the mix of work performed during the three months ended May 2, 2026. Direct material costs increased 4.7% primarily as a result of our mix of work in which we provide materials for customers. Other costs decreased 1.7% on a net basis as a percentage of contract revenues for the three months ended May 2, 2026 compared to the three months ended April 26, 2025.

General and Administrative Expenses. General and administrative expenses increased to $131.3 million, or 6.7% of contract revenues, during the three months ended May 2, 2026 compared to $103.7 million, or 8.2% of contract revenues, during the three months ended April 26, 2025. The increase in total general and administrative expenses during the three months ended May 2, 2026 is primarily due to increased administrative, payroll, performance based compensation, and other costs, including incremental general administrative expenses from acquired businesses.

Depreciation and Amortization. Depreciation expense was $53.4 million, or 2.7% of contract revenues, during the three months ended May 2, 2026 compared to $46.4 million, or 3.7% of contract revenues, during the three months ended April 26, 2025. The increase in depreciation expense during the three months ended May 2, 2026 is primarily due to higher capital expenditures to support our growth in operations, the normal replacement cycle of fleet assets, and depreciation from acquired businesses.

Amortization expense was $58.3 million and $12.0 million during the three months ended May 2, 2026 and April 26, 2025, respectively. The increase in amortization expense during the three months ended May 2, 2026 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net was $35.5 million and $14.0 million during the three months ended May 2, 2026 and April 26, 2025, respectively, as a result of higher outstanding borrowings and lower market interest rates during the current period.

Other (Expense) Income, Net. Other expense, net was $1.5 million during the three months ended May 2, 2026 and other income, net was $7.3 million during the three months ended April 26, 2025. Gain on sale of fixed assets, net was $2.0 million and $9.8 million during the three months ended May 2, 2026 and April 26, 2025, respectively. The change in other income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other income, net also reflects $5.1 million and $3.6 million of expense during the three months ended May 2, 2026 and April 26, 2025 respectively, associated with the non-recourse sale of accounts receivable under a customer-sponsored vendor payment program.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three months ended May 2, 2026 and April 26, 2025 (dollars in millions):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Income tax provision	$15.4	$17.6
Effective income tax rate	14.5%	22.3%

Our effective income tax rate was 14.5% and 22.3% for the three months ended May 2, 2026 and April 26, 2025, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

During the three months ended May 2, 2026 and April 26, 2025, the Company realized $12.5 million and $2.2 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards

Net Income. Net income was $91.3 million for the three months ended May 2, 2026 compared to $61.0 million for the three months ended April 26, 2025.

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

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Net income	$91.3	$61.0
Interest expense, net	35.5	14.0
Provision for income taxes	15.4	17.6
Depreciation and amortization	111.6	58.4
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	253.9	151.0
Gain on sale of fixed assets	(2.0)	(9.8)
Stock-based compensation expense	10.6	9.1
Non-GAAP Adjusted EBITDA	$262.5	$150.4
Non-GAAP Adjusted EBITDA % of contract revenues	13.4%	11.9%

Segment Results
Through October 25, 2025, we reported our results under a single reportable segment. During the fourth quarter of fiscal 2026, in connection with the acquisition of Power Solutions, we reevaluated our reportable segments which resulted in the transition from a single reportable segment to two reportable segments: Communications and Building Systems. See Note 20, Segment Reporting for additional information. Common administrative support for operating companies require that certain allocations be made to determine segment profitability, including allocations of corporate shared and indirect operating costs, as well as general and administrative costs. Certain corporate costs are not allocated, including certain acquisition and integration costs, interest expense (income) and loss on debt extinguishment. The following table sets forth segment and consolidated contract revenues, segment and consolidated income before income taxes and segment and consolidated Non-GAAP Adjustment EBITDA for the periods indicated and the amounts as a percentage of segment and consolidated contract revenues, respectively, as well as the dollar and percentage change from the prior period (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				Change
	May 2, 2026		April 26, 2025		Amount	%
Contract Revenues:
Communications	$1,569.4	79.9%	$1,258.6	100.0%	$310.8	24.7%
Building Systems	395.4	20.1%	—	—%	395.4	100.0%
Consolidated contract revenues	$1,964.8	100.0%	$1,258.6	100.0%	$706.2	56.1%

Income (loss) before Income Taxes:
Communications	$118.8	6.0%	$92.6	7.4%	$26.2	28.3%
Building Systems	23.8	1.2%	—	—%	23.8	100.0%
Corporate and Non-Allocated Costs	(35.9)	(1.8)%	(14.0)	(1.1)%	(21.9)	156.4%
Consolidated income before income taxes	$106.7	5.4%	$78.6	6.2%	$28.1	35.8%

Non-GAAP Adjusted EBITDA:
Communications	$192.5	12.3%	$150.4	11.9%	$42.1	28.0%
Building Systems	70.0	17.7%	—	—%	70.0	100.0%
Consolidated Non-GAAP Adjusted EBITDA	$262.5	13.4%	$150.4	11.9%	$112.1	74.5%

Communications Segment Results

Contract Revenues. The increase in contract revenues for the three months ended May 2, 2026 compared to the three months ended April 26, 2025 was primarily due to net increases in fiber-to-the-home deployments, including rural fiber deployment programs.

Income before income taxes. The increase in income before income taxes for the three months ended May 2, 2026 compared to the three months ended April 26, 2025 was primarily due improved operating leverage resulting from higher contract revenues.

Non-GAAP Adjusted EBITDA. The increase in Non-GAAP Adjusted EBITDA for the three months ended May 2, 2026 compared to the three months ended April 26, 2025 was primarily due improved operating leverage resulting from higher contract revenues.

Building Systems Segment Results

Contract Revenues. The increase in contract revenues for the three months ended May 2, 2026 compared to the three months ended April 26, 2025 was due to revenues from the business acquired in fiscal 2026.

Income before income taxes. The increase in income before income taxes for the three months ended May 2, 2026 compared to the three months ended April 26, 2025 was due to the business acquired in fiscal 2026. Income before income taxes is impacted by amortization expense resulting from the application of acquisition accounting for the acquired business, which resulted in $45.9 million of amortization expense associated with finite-lived intangible assets related to customer relationships, backlog and trade names identified during the preliminary purchase price allocation. We expect these non-cash charges to continue to impact segment operating results in future periods as the economic value of the acquired intangibles is realized.

Non-GAAP Adjusted EBITDA. The increase in Non-GAAP Adjusted EBITDA for the three months ended May 2, 2026 compared to the three months ended April 26, 2025 was due to the results of the business acquired in fiscal 2026.

Corporate and Non-Allocated Costs

The increase in corporate and non-allocated costs during the three months ended May 2, 2026 compared to the three months ended April 26, 2025 resulted from increased interest expense.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $538.8 million as of May 2, 2026 compared to $709.2 million as of January 31, 2026. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,827.0 million as of May 2, 2026 compared to $1,754.0 million as of January 31, 2026.

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

Acquisition of Power Solutions, LLC (“Power Solutions”). On November 18, 2025, the Company entered into an agreement to acquire Power Solutions for a purchase price of $1.95 billion. Power Solutions specializes in providing electrical infrastructure solutions for data centers and other critical facilities. In connection with the Company’s entry into the Purchase Agreement, on November 18, 2025, we also entered into a debt commitment letter with Bank of America, N.A., BOFA Securities, Inc. and Goldman Sachs Bank USA (collectively, the “Commitment Parties”), pursuant to which certain of the Commitment Parties have committed to provide (i) a $1,000 million senior secured term loan A facility (the “Term Loan A Facility”), (ii) a $700 million 364 day senior secured bridge loan facility (the “Bridge Facility” and, together with the Term Loan A Facility, the “Acquisition Facilities”) and (iii) a $445 million senior secured term loan A backstop facility (the “Backstop Facility”), in each case, subject to customary conditions as set forth therein. The net proceeds of (i) the Backstop Facility were used to refinance existing indebtedness of the Company in order to permit the incurrence of the Acquisition Facilities and the consummation of the transaction and (ii) the Acquisition Facilities were used to pay a portion of the costs associated with the transactions contemplated under the Purchase Agreement, including the repayment of certain existing indebtedness of Power Solutions and any related fees and expenses. For more information, refer to Note 14, Debt, in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10‑Q.

Net Cash Flows. The following table presents our net cash flows for the three months ended May 2, 2026 and April 26, 2025 (dollars in millions):

	For the Three Months Ended
	May 2, 2026	April 26, 2025
Net cash flows:
Used in operating activities	$(24.6)	$(54.0)
Used in investing activities	$(80.4)	$(68.6)
(Used in) provided by financing activities	$(65.4)	$45.9

Cash used in Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets and provision for (recovery of) bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the three months ended May 2, 2026, net cash used in operating activities was $24.6 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $265.2 million of operating cash flow during the three months ended May 2, 2026. Changes that used operating cash flow during the three months ended May 2, 2026 included increases in accounts receivable, contract assets, net, other current assets and inventories and other assets of $283.9 million, $80.5 million, $25.0 million, and $5.0 million, respectively and a decrease in accrued liabilities of $42.4 million. Changes that provided cash flow during the three months ended May 2, 2026 included an increase in accounts payable of $169.4 million, and a decrease in income taxes receivable of $2.2 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for credit losses, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Our DSO was 96 as of May 2, 2026 compared to 111 as of April 26, 2025.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of May 2, 2026 and January 31, 2026 and Note 19, Customer Concentration and Revenue Information, for

further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of May 2, 2026 or January 31, 2026.

During the three months ended April 26, 2025, net cash used in operating activities was $54.0 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $186.1 million of operating cash flow during the three months ended April 26, 2025. Changes that used operating cash flow during the three months ended April 26, 2025 included an increase in accounts receivable, in contract assets, net, in other current assets and inventories, and in other assets of $154.1 million, $20.1 million, $16.5 million, and $11.7 million, respectively and a decrease in accrued liabilities, net of $42.0 million. Changes that provided operating cash flow during the three months ended April 26, 2025 included an increase in accounts payable and net increase in income taxes payable of $40.9 million and $17.4 million, respectively.

Cash Used in Investing Activities. Net cash used in investing activities was $80.4 million during the three months ended May 2, 2026 compared to $68.6 million during the three months ended April 26, 2025. During the three months ended May 2, 2026 and April 26, 2025, capital expenditures were $70.3 million and $79.5 million, respectively, and cash paid for previous acquisitions during the three months ended May 2, 2026 was $12.8 million. These expenditures were offset in part by proceeds from the sale of assets of $2.8 million and $10.9 million during the three months ended May 2, 2026 and April 26, 2025, respectively.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $65.4 million during the three months ended May 2, 2026. During the three months ended May 2, 2026, we repurchased 100,000 shares of our common stock in open market transactions, at an average price of $359.63 per share, for $36.0 million. We also paid $29.3 million, net to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended May 2, 2026. In addition, we paid $0.1 million in issuance costs and third party fees related to our financing transactions.

Net cash provided by financing activities was $45.9 million during the three months ended April 26, 2025. During the three months ended April 26, 2025, borrowings and repayments under our credit agreement were $285.0 million and $196.0 million, respectively. In addition, we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $150.93 per share, for $30.2 million, during the three months ended April 26, 2025. We also paid $12.9 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the three months ended April 26, 2025.

Compliance with Credit Agreement. The Company and certain of its subsidiaries are party to a credit agreement (defined below). The Company, the Guarantors (as defined therein) party thereto, the Term Loan B lender (as defined therein) party thereto and Bank of America, N.A. (“Bank of America”) as administrative and collateral agent (in such capacities and together with its successors and permitted assigns, the “Administrative Agent”), entered into that certain First Amendment to the Third Amended and Restated Credit Agreement (the “Amendment”), which amends that Third Amended and Restated Credit Agreement, dated as of December 23, 2025 by and among, the Company, the Guarantors from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and the L/C Issues (as defined therein) from time to time party thereto and the Administrative Agent (the “Existing Credit Agreement”, and, the Existing Credit Agreement, as amended by the Amendment, the “Credit Agreement”). On December 23, 2025, we amended and restated the Credit Agreement to, among other things, establish a $600.0 million 364 day secured bridge loan facility (the “Bridge Facility”), increase the existing senior secured term loan A facility from $440.0 million to $1,540.0 million (the “Term Loan A Facility”), increase the commitments under the senior secured revolving credit facility from $650.0 million to $800.0 million (the “Revolving Credit Facility”) and extend the maturity date of the Term Loan A Facility and the Revolving Credit Facility. On January 27, 2026, we entered into the First Amendment to, among other things, establish an $800 million senior secured term loan B facility (the “Term Loan B Facility”), the proceeds of which were used to (i) refinance the Bridge Facility, (ii) pay the fees and expenses incurred in connection therewith and (iii) fund cash to the balance sheet of the Company. The Credit Agreement includes a revolving facility with a maximum revolver commitment of $800.0 million, a Term Loan A Facility in the principal amount of $1,540.0 million, and a Term Loan B Facility in the principal amount of $800.0 million. The Credit Agreement also includes a $225.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Revolving Credit Facility and Term Loan A Facility is December 23, 2030. The maturity of the Term Loan B Facility is January 27, 2033.

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $927.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 3.50 to 1.00. The consolidated senior secured net leverage ratio is the ratio of our consolidated senior secured indebtedness reduced by (i) unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined by the Credit Agreement, (ii) subordinated indebtedness, as defined in the Credit Agreement and (iii) unsecured indebtedness, as defined in the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of the assets of the Borrowers and the Guarantors (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated EBITDA, as defined by our Credit Agreement. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio. The weighted average interest rates and fees for balances under our Credit Agreement as of May 2, 2026 and January 31, 2026 were as follows:

		Weighted Average Rate End of Period
		May 2, 2026	January 31, 2026
Borrowings - Term A SOFR Loans	1.375% - 2.00% plus Term SOFR	5.40%	6.02%
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)	—%	—%
Borrowings - Term B SOFR Loans	1.75% plus Term SOFR	5.40%	—%
Unused Revolver Commitment	0.20% - 0.40%	0.35%	0.30%
Standby Letters of Credit	1.375% - 2.00%	1.75%	1.63%
Commercial Letters of Credit	0.6875% - 1.00%	—%	—%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the administrative agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. There were no outstanding borrowings under our revolving facility as of May 2, 2026 and January 31, 2026.

Standby letters of credit of approximately $53.6 million issued as part of our insurance program, were outstanding under our Credit Agreement as of both May 2, 2026 and January 31, 2026.

Our Credit Agreement contains a financial covenant that requires us to maintain a consolidated net leverage ratio of not greater than (A) until the last day of the first fiscal quarter ending after the second anniversary of December 23, 2025, 4.50 to 1.00, and (B) thereafter, 4.00:1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The consolidated net leverage ratio is the ratio of our consolidated indebtedness reduced by unrestricted cash and cash equivalents in excess of $25.0 million to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization as defined by our Credit Agreement. The agreement also contains a financial covenant that requires us to maintain a consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, each as defined by our Credit Agreement, of not less than 2.50 to 1.00, as measured at the end of each fiscal quarter. At May 2, 2026 and January 31, 2026, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $746.4 million, as determined by the most restrictive covenant. For calculation purposes, applicable cash on hand is netted against the funded debt amount as permitted in the Credit Agreement.

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

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. We had $1,054.5 million and $917.9 million of outstanding performance and other surety contract bonds, as of May 2, 2026 and January 31, 2026, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $653.0 million as of May 2, 2026. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. At both May 2, 2026 and January 31, 2026, we had $43.6 million of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $53.6 million outstanding standby letters of credit issued under our Credit Agreement as of May 2, 2026 and January 31, 2026.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $11.906 billion and $9.542 billion at May 2, 2026 and January 31, 2026, respectively. We expect to complete 53.7% of the May 2, 2026 total backlog during the next twelve months (dollars in millions).

	May 2, 2026		January 31, 2026
	Total Backlog	Next 12 Months (included in Total Backlog)	Total Backlog	Next 12 Months (included in Total Backlog)
Communications	$10,800.3	$5,376.1	$8,333.5	$5,249.6
Building Systems	1,105.7	1,020.9	1,208.5	1,108.4
Total	$11,906.0	$6,397.0	$9,542.0	$6,358.0

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended May 2, 2026. Our primary exposure to market risk relates to unfavorable changes in interest rates. Refer to the information on financial market risk related to changes in interest rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our Fiscal 2026 Annual Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 2, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 2, 2026, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks and uncertainties. These risks are described elsewhere in this Quarterly Report on Form 10-Q or our other filings with the U.S. Securities and Exchange Commission, including Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The risks identified in such reports have not changed in any material respect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended May 2, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
May 2, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2026 - February 28, 2026	—	$—	—	(1)
March 1, 2026 - March 28, 2026	100,000	$359.63	—	(1)
March 29, 2026 - May 2, 2026	—	$—	—	(1)

(1) On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During the three months ended May 2, 2026, the Company repurchased 100,000 shares of common stock, at an average price of $359.63, for $36.0 million. As of May 2, 2026, $83.9 million of the authorization was available for repurchases.

Item 5. Other Information.

(c) Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended May 2, 2026, none of our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	May 28, 2026	/s/ Daniel S. Peyovich
		Name: Title:	Daniel S. Peyovich President and Chief Executive Officer

Date:	May 28, 2026	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer