Form 10-Q
period 2026-08-01
DYCOM INDUSTRIES INC
filed 2026-08-27
CIK 67215

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026

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

There were 30,160,957 shares of common stock with a par value of $0.33 1/3 outstanding at August 24, 2026.

Dycom Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	August 1, 2026	January 31, 2026
ASSETS
Current assets:
Cash and equivalents	$340,080	$709,165
Accounts receivable, net (Note 6)	2,277,804	1,696,973
Contract assets	221,211	162,327
Inventories	145,885	128,349
Income tax receivable	15,779	19,869
Other current assets	51,483	40,212
Total current assets	3,052,242	2,756,895

Property and equipment, net	613,593	575,376
Operating lease right-of-use assets	220,735	169,648
Goodwill	1,598,946	1,443,435
Intangible assets, net	935,389	925,948
Other assets	119,139	107,880
Total assets	$6,540,044	$5,979,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$610,046	$497,263
Current portion of debt	28,397	4,000
Contract liabilities	241,223	158,503
Accrued insurance claims	51,127	47,594
Operating lease liabilities	43,638	42,288
Income taxes payable	—	771
Other accrued liabilities	325,454	256,481
Total current liabilities	1,299,885	1,006,900

Long-term debt	2,791,336	2,810,497
Accrued insurance claims - non-current	69,767	57,977
Operating lease liabilities - non-current	185,087	135,221
Deferred tax liabilities, net - non-current	104,809	85,159
Other liabilities	25,254	24,292
Total liabilities	4,476,138	4,120,046

COMMITMENTS AND CONTINGENCIES (Note 21)

Stockholders’ equity:
Preferred stock, par value $1.00 per share: 1,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock, par value $0.33 1/3 per share: 150,000,000 shares authorized: 30,155,100 and 29,969,648 issued and outstanding, respectively	10,052	9,990
Additional paid-in capital	379,441	381,659
Retained earnings	1,674,413	1,467,487
Total stockholders’ equity	2,063,906	1,859,136
Total liabilities and stockholders’ equity	$6,540,044	$5,979,182

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months Ended
	August 1, 2026	July 26, 2025

Contract revenues	$2,005,907	$1,377,944

Costs of earned revenues, excluding depreciation and amortization	1,565,355	1,070,450
General and administrative	132,931	106,794
Depreciation and amortization	115,626	60,854
Total	1,813,912	1,238,098

Interest expense, net	(37,965)	(15,558)
Other (expense) income, net	(54)	6,830
Income before income taxes	153,976	131,118

Provision for income taxes	38,339	33,635

Net income and comprehensive income	$115,637	$97,483

Earnings per common share:
Basic earnings per common share	$3.84	$3.37

Diluted earnings per common share	$3.81	$3.33

Shares used in computing earnings per common share:
Basic	30,083,100	28,941,976

Diluted	30,363,819	29,242,455

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Six Months Ended
	August 1, 2026	July 26, 2025

Contract revenues	$3,970,689	$2,636,551

Costs of earned revenues, excluding depreciation and amortization	3,143,410	2,081,562
General and administrative	264,259	210,519
Depreciation and amortization	227,271	119,243
Total	3,634,940	2,411,324

Interest expense, net	(73,500)	(29,603)
Other (expense) income, net	(1,564)	14,093
Income before income taxes	260,685	209,717

Provision for income taxes	53,759	51,187

Net income and comprehensive income	$206,926	$158,530

Earnings per common share:
Basic earnings per common share	$6.89	$5.48

Diluted earnings per common share	$6.81	$5.42

Shares used in computing earnings per common share:
Basic	30,027,734	28,936,188

Diluted	30,373,045	29,253,040

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended
	August 1, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of May 2, 2026	30,024,974	$10,008	$326,920	$1,558,776	$1,895,704
Stock options exercised	7,737	2	(2,660)	—	(2,658)
Stock-based compensation	122	—	10,288	—	10,288
Issuance of restricted stock, net of tax withholdings	26,717	10	(32)	—	(22)
Shares issued in connection with acquisition	95,550	32	44,925	—	44,957
Net income	—	—	—	115,637	115,637
Balances as of August 1, 2026	30,155,100	$10,052	$379,441	$1,674,413	$2,063,906

	For the Three Months Ended
	July 26, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of April 26, 2025	28,924,326	$9,641	$9,099	$1,247,418	$1,266,158
Stock options exercised	13,144	4	(1,916)	—	(1,912)
Stock-based compensation	201	—	8,100	—	8,100
Issuance of restricted stock, net of tax withholdings	10,694	4	(102)	—	(98)
Net income	—	—	—	97,483	97,483
Balances as of July 26, 2025	28,948,365	$9,649	$15,181	$1,344,901	$1,369,731

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	August 1, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 31, 2026	29,969,648	$9,990	$381,659	$1,467,487	$1,859,136
Stock options exercised	7,737	2	(2,660)	—	(2,658)
Stock-based compensation	246	—	20,862	—	20,862
Issuance of restricted stock, net of tax withholdings	181,919	61	(29,415)	—	(29,354)
Shares issued in connection with acquisition	95,550	32	44,925	—	44,957
Repurchase of common stock, including applicable excise tax	(100,000)	(33)	(35,930)	—	(35,963)
Net income	—	—	—	206,926	206,926
Balances as of August 1, 2026	30,155,100	$10,052	$379,441	$1,674,413	$2,063,906

	For the Six Months Ended
	July 26, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Equity
	Shares	Amount
Balances as of January 25, 2025	28,978,949	$9,659	$8,991	$1,220,447	$1,239,097
Stock options exercised	13,144	4	(1,916)	—	(1,912)
Stock-based compensation	390	—	17,199	—	17,199
Issuance of restricted stock, net of tax withholdings	155,882	52	(102)	(12,948)	(12,998)
Repurchase of common stock, including applicable excise tax	(200,000)	(66)	(8,991)	(21,128)	(30,185)
Net income	—	—	—	158,530	158,530
Balances as of July 26, 2025	28,948,365	$9,649	$15,181	$1,344,901	$1,369,731

See notes to the condensed consolidated financial statements.

DYCOM INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended
	August 1, 2026	July 26, 2025
Cash flows from operating activities:
Net income	$206,926	$158,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,271	119,243
Non-cash lease expense	32,616	25,518
Deferred income tax provision	19,650	35,506
Stock-based compensation	20,862	17,199
Provision for bad debt, net	431	1,600
Gain on sale of fixed assets	(4,334)	(19,875)
Amortization of debt issuance costs and other	3,786	1,495
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(520,783)	(216,016)
Contract assets, net	(30,333)	(59,909)
Other current assets and inventories	(27,254)	(7,059)
Other assets	(10,862)	(23,630)
Income taxes payable/receivable	2,030	(63,511)
Accounts payable	117,534	49,553
Accrued liabilities, insurance claims, operating lease liabilities, and other liabilities	41,542	(15,166)
Net cash provided by operating activities	79,082	3,478

Cash flows from investing activities:
Capital expenditures	(139,833)	(131,188)
Proceeds from sale of assets	6,532	23,495
Cash paid for acquisitions, net of cash acquired	(238,293)	—
Net cash used in investing activities	(371,594)	(107,693)

Cash flows from financing activities:
Proceeds from borrowings on Credit Agreement, including term loan facilities	—	629,000
Principal payments on Credit Agreement, including term loan facilities	—	(544,000)
Repayment of debt assumed in acquisitions	(8,398)	—
Debt issuance costs	(103)	—
Repurchase of common stock	(35,963)	(30,185)
Principal payments on finance lease obligations	(97)	—
Exercise of stock options	(2,658)	(1,912)
Restricted stock tax withholdings	(29,354)	(12,998)
Net cash (used in) provided by financing activities	(76,573)	39,905
Net decrease in cash, cash equivalents and restricted cash	(369,085)	(64,310)

Cash, cash equivalents and restricted cash at beginning of period (Note 8)	710,869	94,474

Cash, cash equivalents and restricted cash at end of period (Note 8)	$341,784	$30,164

Supplemental disclosure of other cash flow activities and non-cash investing and financing activities:
Cash paid for interest	$52,042	$27,910
Cash paid for taxes, net	$31,995	$79,324
Purchases of capital assets included in accounts payable or other accrued liabilities at period end	$10,127	$6,793

Supplemental disclosure of non-cash information:
Common stock issued for acquisitions	$44,957	$—
See notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Dycom Industries, Inc. (“Dycom,” the “Company,” “we,” “our,” or “us”) is a leading provider of specialty contracting services focused on the digital infrastructure, telecommunications and utilities industries throughout the United States. These services include program management; planning; engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications and digital infrastructure providers. We also provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. Additionally, with the acquisition of Power Solutions, LLC (“Power Solutions”) in the fourth quarter of fiscal 2026 and National Technology Integrators, LLC (“National Technology Integrators”), in the second quarter of fiscal 2027, we provide comprehensive building infrastructure solutions, including electrical, energy management, inside-plant structured cabling, and advanced audio-visual, security and fire safety systems for data centers and other critical facilities. Dycom supplies the labor, tools, and equipment necessary to provide these services to its customers.

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

Segment Information. The Company operates in two reportable segments, Communications and Building Systems. Services are provided on a decentralized basis. Each operating segment consists of a subsidiary (or in certain instances, the combination of two or more subsidiaries), whose results are regularly reviewed by the Company’s Chief Executive Officer, the chief operating decision maker (“CODM”). All of the Company’s Communications operating segments have been aggregated into one reportable segment based on their similar economic characteristics, nature of services and production processes, type of customers, and service distribution methods. During fiscal 2026, following the acquisition of Power Solutions, the CODM reevaluated the Company’s reportable segments, which resulted in the addition of the Building Systems segment as a component of management’s internal financial information used for operational decision-making. Beginning in fiscal 2026, the Company reports the results of the Building Systems segment separately as a reportable segment. The Building Systems segment specializes in providing comprehensive building infrastructure solutions, including electrical, energy management, inside-plant structured cabling, and advanced audio-visual, security and fire safety systems for data centers and other critical facilities. See Note 20, Segment Reporting, for additional information.

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

Leases. Prior to the acquisition of National Technology Integrators during the three months ended August 1, 2026, our lease population consisted solely of operating leases. See Note 5, Acquisitions, for information on our recent acquisition. We account for our leases as either finance or operating leases when the initial lease term is greater than 12 months. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet.

The right-of-use assets for finance leases are included on our consolidated balance sheet in property and equipment, net of accumulated depreciation, with a corresponding amount recorded in current portion of debt or long-term debt, as appropriate. The finance lease assets are amortized on a straight-line basis over the lease term and included in depreciation expense. The financing component associated with finance lease obligations is included in interest expense. As our finance leases were part of the National Technology Integrators acquisition, we used our incremental borrowing rate based on the information available at the acquisition date in determining the present value of the remaining lease payments.

Operating leases are included in operating lease right-of-use assets and corresponding operating lease liabilities. Operating lease right-of-use assets represent our right to use the underlying asset for the lease term and operating lease liabilities represent our obligation to make the related lease payments. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our operating leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

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

4. Computation of Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Net income available to common stockholders (numerator)	$115,637	$97,483	$206,926	$158,530

Weighted-average number of common shares (denominator)	30,083,100	28,941,976	30,027,734	28,936,188

Basic earnings per common share	$3.84	$3.37	$6.89	$5.48

Weighted-average number of common shares	30,083,100	28,941,976	30,027,734	28,936,188
Potential shares of common stock arising from stock options, and unvested restricted share units	280,719	300,479	345,311	316,852
Total shares-diluted (denominator)	30,363,819	29,242,455	30,373,045	29,253,040

Diluted earnings per common share	$3.81	$3.33	$6.81	$5.42

Anti-dilutive weighted shares excluded from the calculation of earnings per common share	99,692	131,554	89,226	154,493

5. Acquisitions

Fiscal 2027. During the second quarter of fiscal 2027, we acquired National Technology Integrators, a low-voltage engineering and construction firm based in Maryland. This acquisition expands our service offerings and our customer base. The purchase price is valued at $275.0 million as of the signing of the acquisition on a cash-free, debt-free basis. The value is subject to post-closing adjustment, including the final determination of cash, indebtedness, transaction expenses, and working capital balances. At the closing date, the funding of the acquisition included a cash payment of $226.4 million ($225.4 million net of cash acquired of $1.0 million), the issuance of 95,550 shares of Dycom common stock to the sellers valued at $45.0 million, and the assumption of seller indebtedness of $12.3 million. Total consideration was $271.4 million. National Technology Integrators is reported as part of the Company’s Building Systems segment. The purchase price allocation for this business is preliminary and will be completed when valuations for intangible assets and other amounts are finalized within the 12-month measurement period from the date of acquisition.

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

The purchase price of the acquired companies was allocated based on the fair value of the assets acquired and the liabilities assumed on the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill.

The following table summarizes the aggregate consideration paid and the estimated fair value of assets acquired and liabilities assumed for each acquisition described above as of their respective acquisition dates (dollars in millions):

	Fiscal 2027	Fiscal 2026
Assets
Cash and equivalents	$1.0	$16.3
Accounts receivable	80.8	324.2
Contract assets	2.1	18.9
Other current assets	1.5	1.8
Property and equipment	5.8	8.4
Goodwill	141.9	1,124.4
Intangible assets	128.2	775.0
Other assets	23.0	16.9
Total assets	384.3	2,285.9

Liabilities
Accounts payable	15.0	56.4
Current portion of debt	9.5	—
Contract liabilities	56.3	116.2
Other accrued liabilities	7.6	90.0
Other liabilities	24.5	14.6
Total liabilities	112.9	277.2

Net Assets Acquired	$271.4	$2,008.7

The excess purchase price over the estimated fair value of the net assets acquired was recognized as goodwill. Goodwill and intangible assets total $270.1 million and $1,899.4 million for the 2027 and 2026 acquisitions, respectively and are deductible for tax purposes. Accounts receivable, contract assets (liabilities) and current liabilities were either stated at their historical carrying values, which approximate fair value given the short-term nature of these assets and liabilities, or were stated at their fair values based on an evaluation of the current market value of such assets and liabilities. The estimate of fair value for fixed assets was based on an assessment of acquired assets’ condition as well as an evaluation of the current market value of such assets.

The Company recorded intangible assets based on its estimate of fair value which consisted of the following (dollars in millions):

	Estimated Useful Life (in years)	Intangible Assets Acquired in fiscal 2027	Intangible Assets Acquired in fiscal 2026
Customer relationships	15.0	$88.8	$580.0
Backlog intangibles	1.5	39.4	155.0
Trade names	15.0	—	40.0
Total intangible assets acquired		$128.2	$775.0

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

Results of the businesses acquired are included in our condensed consolidated financial statements from their respective dates of acquisition and represent the newly formed Building Systems reportable segment. For additional information on our reportable segments, including the results of the Building Systems segment, see Note 20, Segment Reporting.

The pro forma results for the acquisition completed during fiscal 2027 have been excluded as the impact was not material to the Company’s consolidated financial statements. The following unaudited supplemental pro forma results of operations for the Company, which incorporate the acquisition completed in fiscal 2026, have been provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future (dollars in thousands).

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Contract revenues	$2,005,907	$1,644,536	$3,970,689	$3,121,070
Net income	115,637	87,554	206,926	124,209

The pro forma combined results of operations for the three and six months ended July 26, 2025 were prepared by adjusting the historical results of Dycom to include the historical results of the business acquired in fiscal 2026 as if such acquisition had occurred at the beginning of fiscal 2025. These pro forma combined historical results were adjusted for the following: an increase in interest and other financing expenses as a result of the debt incurred by Dycom for the purpose of financing the acquisition of Power Solutions and cash consideration paid for the acquired business and an increase in amortization expense due to the intangible assets recorded. The pro forma combined results of operations do not include any adjustments to eliminate the impact of acquisition-related costs incurred by Dycom or the acquired business or any cost savings or other synergies that resulted or may result from the acquisitions.

6. Accounts Receivable, Contract Assets, and Contract Liabilities

The following provides further details on the balance sheet accounts of accounts receivable, net; contract assets; and contract liabilities.

Accounts Receivable

Accounts receivable, net, classified as current, consisted of the following (dollars in thousands):

	August 1, 2026	January 31, 2026
Trade accounts receivable	$787,491	$699,904
Unbilled accounts receivable	1,334,390	880,364
Retainage	159,162	119,321
Total	2,281,043	1,699,589
Less: allowance for credit losses	(3,239)	(2,616)
Accounts receivable, net	$2,277,804	$1,696,973

We maintain an allowance for estimated losses on uncollected balances. The allowance for credit losses changed as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Allowance for credit losses at beginning of period	$2,886	$825	$2,616	$1,094
Provision for bad debt	151	1,770	431	1,600
Amounts charged against the allowance, net of recoveries	202	—	192	(99)
Allowance for credit losses at end of period	$3,239	$2,595	$3,239	$2,595

Contract Assets and Contract Liabilities

Net contract (liabilities) assets consisted of the following (dollars in thousands):

	August 1, 2026	January 31, 2026
Contract assets	$221,211	$162,327
Contract liabilities	241,223	158,503
Contract (liabilities) assets, net	$(20,012)	$3,824

The change in contract (liabilities) assets, net, primarily resulted from up-front or advance billings to our customers for construction projects which are in progress, as well as increased billings, net of payments made, under contracts consisting of multiple tasks and the addition of balances from the acquisition completed during fiscal 2027. During the three and six months ended August 1, 2026, we performed services and recognized $22.7 million and $145.4 million of contract revenues related to contract liabilities that existed at January 31, 2026.

Customer Credit Concentration

Customers whose combined amounts of accounts receivable and contract assets, net, exceeded 10% of total combined accounts receivable and contract assets, net as of August 1, 2026 or January 31, 2026 were as follows (dollars in millions):

	August 1, 2026		January 31, 2026
	Amount	% of Total	Amount	% of Total
AT&T Inc. (1)	$247.4	11.0%	$153.4	9.0%
Charter Communications, Inc.	$204.3	9.1%	$246.4	14.5%
Lumen Technologies, Inc. (1)	$301.4	13.4%	$259.0	15.2%
Verizon Communications, Inc. (2)	$241.9	10.7%	$173.6	10.2%
(1) On February 2, 2026, AT&T Inc. completed its acquisition of substantially all of the mass markets fiber business from Lumen Technologies, Inc. As a result, amounts reported for AT&T Inc. in the current fiscal year include amounts for the mass markets fiber business to the extent they have transferred from Lumen Technologies, Inc. Since this transaction occurred subsequent to fiscal 2026, amounts for the mass markets fiber business continue to be reported under Lumen Technologies Inc. in the prior fiscal year.
(2) On January 20, 2026, Verizon Communications, Inc. completed its acquisition of Frontier Communications Corporation. As a result, amounts reported for Verizon Communications, Inc. include the respective balances for Frontier Communications Corporation retrospectively for all periods presented.

We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net, as of August 1, 2026 or January 31, 2026.

7. Other Current Assets and Other Assets

Other current assets consisted of the following (dollars in thousands):

	August 1, 2026	January 31, 2026
Prepaid expenses	$38,354	$27,764
Deposits and other current assets	11,669	11,021
Receivables on equipment sales	88	55
Restricted cash	1,372	1,372
Other current assets	$51,483	$40,212

Other assets consisted of the following (dollars in thousands):

	August 1, 2026	January 31, 2026
Capitalized cloud computing implementation costs	70,492	61,678
Insurance recoveries/receivables for accrued insurance claims	10,076	8,570
Deferred financing costs	9,454	10,576
Restricted cash	332	332
Other non-current assets	28,785	26,724
Other assets	$119,139	$107,880

Amortization of capitalized cloud computing implementation costs that are included in general and administrative expense was $1.1 million and $0.3 million for the three months ended August 1, 2026 and July 26, 2025, respectively, and $2.1 million and $0.7 million for the six months ended August 1, 2026 and July 26, 2025, respectively. See Note 11, Accrued Insurance Claims, for information on our Insurance recoveries/receivables.

8. Cash and Equivalents and Restricted Cash

Amounts of cash and equivalents and restricted cash reported in the condensed consolidated statement of cash flows consisted of the following (dollars in thousands):

	August 1, 2026	January 31, 2026
Cash and equivalents	$340,080	$709,165
Restricted cash included in:
Other current assets	1,372	1,372
Other assets (long-term)	332	332
Cash and equivalents and restricted cash	$341,784	$710,869

9. Property and Equipment

Property and equipment consisted of the following (dollars in thousands):

	Estimated Useful Lives (Years)	August 1, 2026	January 31, 2026
Land	—	$11,809	$8,471
Buildings	10-35	26,258	25,005
Leasehold improvements	1-10	35,919	26,706
Vehicles	1-5	1,068,132	1,008,988
Equipment and machinery	1-10	506,827	467,666
Computer hardware and software	1-7	148,534	142,881
Office furniture and equipment	1-10	8,882	8,137
Financing lease assets and lease financing transactions	1-4	2,694	—
Total		1,809,055	1,687,854
Less: accumulated depreciation		(1,195,462)	(1,112,478)
Property and equipment, net		$613,593	$575,376

Depreciation expense was $55.2 million and $48.9 million for the three months ended August 1, 2026 and July 26, 2025, respectively and $108.5 million and $95.3 million for the six months ended August 1, 2026 and July 26, 2025. See Note 12, Leases, for information on our finance leases.

10. Goodwill and Intangible Assets

Goodwill

The Company’s goodwill balance was $1,598.9 million and $1,443.4 million as of August 1, 2026 and January 31, 2026, respectively. Changes in the carrying amount of goodwill consisted of the following (dollars in thousands):

	Communications	Building Systems	Total
Balance as of January 31, 2026	$332,645	$1,110,790	$1,443,435
Goodwill adjustment from fiscal 2026 acquisition	—	13,642	13,642
Goodwill from fiscal 2027 acquisition	—	141,869	141,869
Balance as of August 1, 2026	$332,645	$1,266,301	$1,598,946

The aggregate goodwill balance as of August 1, 2026 and January 31, 2026 includes $249.0 million of accumulated impairment charges all of which relate to the Communications segment.

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

The Company performs its annual goodwill assessment as of the first day of the fourth fiscal quarter of each fiscal year. As a result of the Company’s fiscal 2026 period assessment, the Company determined that the fair values of each of the reporting units and the indefinite-lived intangible asset were in excess of their carrying values and no impairment had occurred. As of August 1, 2026, we believe the carrying amounts of goodwill and the indefinite-lived intangible asset are recoverable for all of our reporting units.

Intangible Assets

Our intangible assets consisted of the following (dollars in thousands):

	August 1, 2026				January 31, 2026
	Weighted Average Remaining Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	13.4	$1,121,217	$356,215	$765,002	$1,032,417	$306,094	$726,323
Trade names, finite	13.7	54,080	11,801	42,279	54,080	10,178	43,902
Trade name, indefinite	Indefinite	4,700	—	4,700	4,700	—	4,700
Contract backlog	1.1	232,300	108,911	123,389	192,900	41,903	150,997
Non-compete agreements	1.3	75	56	19	75	49	26
		$1,412,372	$476,983	$935,389	$1,284,172	$358,224	$925,948

Amortization of our customer relationship intangibles and our backlog intangibles are recognized on an accelerated basis as a function of the expected economic benefit. Amortization of our other finite-lived intangibles is recognized on a straight-line basis over the estimated useful life. Amortization expense for finite-lived intangible assets was $60.5 million and $11.9 million for the three months ended August 1, 2026 and July 26, 2025, respectively, and $118.8 million and $23.9 million for the six months ended August 1, 2026 and July 26, 2025, respectively.

As of August 1, 2026, total amortization expense for existing finite-lived intangible assets for the next five fiscal years and thereafter is as follows (dollars in thousands):

Amount
Remainder of 2027	$119,742
2028	168,297
2029	102,325
2030	101,852
2031	71,109
2032	68,514
Thereafter	298,850
Total	$930,689

As of August 1, 2026, we believe that the carrying amounts of our intangible assets are recoverable. However, if adverse events were to occur or circumstances were to change indicating that the carrying amount of such assets may not be fully recoverable, the assets would be reviewed for impairment and the assets could be impaired.

11. Accrued Insurance Claims

For claims within our insurance program, we retain the risk of loss, up to certain annual stop-loss limits, for matters related to automobile liability, general liability (including damages associated with underground facility locating services), workers’ compensation, and employee group health. Losses for claims beyond our retained risk of loss are covered by insurance up to our coverage limits. As of June 2026, losses for Power Solutions, in our Building Systems segment, are included in our insurance program. National Technology Integrators, in our Building Systems segment, is fully insured for these risks through third-party insurance policies, and we do not retain the risk of loss for claims related to those operations.

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

Amounts for total accrued insurance claims and insurance recoveries/receivables are as follows (dollars in thousands):

	August 1, 2026	January 31, 2026
Accrued insurance claims - current	$51,127	$47,594
Accrued insurance claims - non-current	69,767	57,977
Accrued insurance claims	$120,894	$105,571

Insurance recoveries/receivables:
Non-current (included in Other assets)	10,076	8,570
Insurance recoveries/receivables	$10,076	$8,570

Insurance recoveries/receivables represent the amount of accrued insurance claims that are covered by insurance as the amounts exceed the Company’s loss retention. During the six months ended August 1, 2026, total insurance recoveries/receivables increased as a result of additional claims that exceeded our loss retention. Accrued insurance claims increased by a corresponding amount.

12. Leases

We lease the majority of our office facilities as well as certain equipment, which are accounted for as operating or finance leases. These leases have remaining terms ranging from less than 1 year to approximately 19 years. Some leases include options to extend the lease for up to 5 years and others include options to terminate.

The following table summarizes the components of lease cost recognized in the condensed consolidated statements of operations for the three and six months ended August 1, 2026 and July 26, 2025 (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Finance lease cost
Amortization of lease assets	$103	$—	$103	$—
Interest on lease liabilities	13	—	13	—
Lease cost under long-term operating leases	17,027	12,537	32,622	25,518
Lease cost under short-term operating leases	7,144	4,000	13,053	7,724
Variable lease cost under short-term and long-term operating leases(1)	1,961	1,118	3,814	2,308
Total lease cost	$26,248	$17,655	$49,605	$35,550

(1) Variable lease cost primarily includes insurance, maintenance, and other operating expenses related to our leased office facilities.

Our operating lease liabilities related to long-term operating leases were $228.7 million as of August 1, 2026 and $177.5 million as of January 31, 2026.

Supplemental balance sheet information related to the weighted average remaining lease terms (other than for short-term leases) and discount rates are as follows:

	August 1, 2026	January 31, 2026
Weighted average remaining lease term:
Operating leases	6.7 years	6.0 years
Finance leases	2.6 years	—
Weighted average discount rate:
Operating leases	5.7%	5.8%
Finance leases	5.6%	—%

Supplemental cash flow information related to our lease liabilities for the three and six months ended August 1, 2026 and July 26, 2025 is as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$14,322	$7,279	$32,267	$20,208
Operating cash flows used by finance leases	$13	$—	$13	$—
Financing cash flows used by finance leases	$97	$—	$97	$—
Lease assets obtained in exchange for lease liabilities:
Operating lease right-of-use assets	$35,152	$11,000	$54,914	$21,913
Finance lease right-of-use assets	$—	$—	$—	$—

As of August 1, 2026, maturities of our lease liabilities under our long-term operating leases and finance leases for the next five fiscal years and thereafter are as follows (dollars in thousands):

Fiscal Year	Operating Leases	Finance Leases	Total Amount
Remainder of 2027	$26,688	$630	$27,318
2028	52,586	1,183	53,769
2029	43,230	703	43,933
2030	31,869	347	32,216
2031	24,491	34	24,525
2032	18,531	—	18,531
Thereafter	89,984	—	89,984
Total lease payments	287,379	2,897	290,276
Less: imputed interest	(58,654)	(197)	(58,851)
Total	$228,725	$2,700	$231,425

As of August 1, 2026, the Company had additional operating leases with total lease costs of $3.3 million that have not yet commenced. These leases will commence in fiscal 2027.

13. Other Accrued Liabilities

Other accrued liabilities consisted of the following (dollars in thousands):

	August 1, 2026	January 31, 2026
Accrued employee benefit and incentive plan costs	97,676	117,515
Accrued payroll and related taxes	73,566	49,653
Accrued construction costs and other accrued purchase orders	70,235	47,931
Accrued interest payable	34,701	10,070
Other current liabilities	49,276	31,312
Other accrued liabilities	$325,454	$256,481

14. Debt

The following table summarizes the net carrying value of our outstanding indebtedness (dollars in thousands):

	August 1, 2026	January 31, 2026
Credit Agreement - Term Loan A Facility (matures December 2030)	$1,526,966	$1,525,422
Credit Agreement - Term Loan B Facility (matures January 2033)	792,573	792,041
4.50% senior notes, net (mature April 2029)	497,494	497,034
Finance lease obligations	2,700	—
	2,819,733	2,814,497
Less: current portion	(28,397)	(4,000)
Long-term debt	$2,791,336	$2,810,497
See Note 12, Leases, for information on our finance leases.

Credit Agreement

The Company and certain of its subsidiaries are party to that certain Third Amended and Restated Credit Agreement, dated as of December 23, 2025 (as amended by that certain First Amendment to the Third Amended and Restated Credit Agreement, dated as of January 27, 2026, the “Credit Agreement”) by and among, the Company, the Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and Bank of America, N.A., as administrative and collateral agent (in such capacities, the “Administrative Agent”). The Credit Agreement includes a revolving facility with a maximum revolver commitment of $800.0 million (the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A Facility”) in the original principal amount of $1,540.0 million, and a term loan B facility (the “Term Loan B Facility”) in the original principal amount of $800.0 million. The Credit Agreement also includes a $225.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Revolving Credit Facility and Term Loan A Facility is December 23, 2030. The maturity of the Term Loan B Facility is January 27, 2033.

The following table summarizes the net carrying value of the Term Loan A Facility as of August 1, 2026 and January 31, 2026 (dollars in thousands):

	August 1, 2026	January 31, 2026
Principal amount of Term Loan A Facility	$1,540,000	$1,540,000
Less: Debt issuance costs	(13,034)	(14,579)
Net carrying amount of Term Loan A Facility	$1,526,966	$1,525,422

The following table summarizes the net carrying value of the Term Loan B Facility as of August 1, 2026 and January 31, 2026 (dollars in thousands):

	August 1, 2026	January 31, 2026
Principal amount of Term Loan B Facility	$800,000	$800,000
Less: Debt issuance costs	(5,577)	(5,963)
Less: Original Issue Discount	(1,850)	(1,996)
Net carrying amount of Term Loan B Facility	$792,573	$792,041

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $927.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 3.50 to 1.00. The consolidated senior secured net leverage ratio is the ratio (a)(i) of our consolidated senior secured indebtedness reduced by (ii) unrestricted cash and equivalents in excess of $25.0 million to (b) to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of the assets of the Borrowers and the Guarantors (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of (a) our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to (b) our trailing four-quarter consolidated EBITDA. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio. The weighted average interest rates and fees for balances under our Credit Agreement as of August 1, 2026 and January 31, 2026 were as follows:

		Weighted Average Rate End of Period
		August 1, 2026	January 31, 2026
Borrowings - Term A SOFR Loans	1.375% - 2.00% plus Term SOFR	5.40%	5.43%
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)	—%	—%
Borrowings - Term B SOFR Loans	1.75% plus Term SOFR	5.40%	5.43%
Unused Revolver Commitment	0.20% - 0.40%	0.35%	0.35%
Standby Letters of Credit	1.375% - 2.00%	1.75%	1.75%
Commercial Letters of Credit	0.6875% -1.00%	—%	—%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. “Term SOFR” is the published forward-looking SOFR rate for the applicable interest period and if such rate is less than zero, such rate shall be deemed zero. There were no outstanding borrowings under our revolving facility as of August 1, 2026 and January 31, 2026.

Standby letters of credit of approximately $53.6 million issued as part of our insurance program, were outstanding under our Credit Agreement as of August 1, 2026 and January 31, 2026.

Our Credit Agreement contains a financial covenant that requires us to maintain a maximum consolidated net leverage ratio of not greater than (A) until the last day of the first fiscal quarter ending after the second anniversary of December 23, 2025, 4.50 to 1.00, and (B) thereafter, 4.00:1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a minimum consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, as defined by our Credit Agreement, of not less than 2.50 to 1.00, as measured at the end of each fiscal quarter. At August 1, 2026 and January 31, 2026, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $746.4 million.

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

The following table summarizes the net carrying value of the 2029 Notes as of August 1, 2026 and January 31, 2026 (dollars in thousands):

	August 1, 2026	January 31, 2026
Principal amount of 2029 Notes	$500,000	$500,000
Less: Debt issuance costs	(2,506)	(2,966)
Net carrying amount of 2029 Notes	$497,494	$497,034

The following table summarizes the fair value of the 2029 Notes, net of debt issuance costs. The fair value of the 2029 Notes is based on the closing trading price per $100 of the 2029 Notes as of the last day of trading (Level 2), which was $97.07 and $98.44 as of August 1, 2026 and January 31, 2026, respectively (dollars in thousands):

	August 1, 2026	January 31, 2026
Fair value of principal amount of 2029 Notes	$485,350	$492,200
Less: Debt issuance costs	(2,506)	(2,966)
Fair value of 2029 Notes	$482,844	$489,234

15. Income Taxes

Our effective income tax rate was 24.9% and 25.7% for the three months ended August 1, 2026 and July 26, 2025, respectively and 20.6% and 24.4% for the six months ended August 1, 2026 and July 26, 2025, respectively. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

16. Other (Expense) Income, Net

The components of other (expense) income, net, were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Gain on sale of fixed assets	$2,339	$10,103	$4,334	$19,875
Miscellaneous expense, net	(2,393)	(3,273)	(5,898)	(5,782)
Other (expense) income, net	$(54)	$6,830	$(1,564)	$14,093

The Company participates in programs to sell certain eligible accounts receivable and payment is received pursuant to a non-recourse sale to a bank partner. These programs effectively reduce the time to collect these receivables as compared to our customers’ standard payment terms. We incur a discount fee to the bank on the payments received that is included as an expense component in miscellaneous expense, net, in the table above.

17. Capital Stock

Repurchases of Common Stock. On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During the three months ended May 2, 2026, the Company repurchased 100,000 shares of common stock, at an average price of $359.63, for $36.0 million. There were no share repurchases during the three months ended August 1, 2026. As of August 1, 2026, $83.9 million of the authorization was available for repurchases.

Restricted Stock Tax Withholdings. During the six months ended August 1, 2026 and July 26, 2025, we withheld 85,783 shares totaling $29.4 million and 84,296 shares totaling $13.0 million, respectively, to meet payroll tax withholding obligations arising from the vesting of restricted share units. All shares withheld have been cancelled. Shares of common stock withheld for tax withholdings do not reduce our total share repurchase authority.

Upon cancellation of shares repurchased or withheld for tax withholdings, the excess over par value is recorded as a reduction of additional paid-in capital until the balance is reduced to zero, with any additional excess recorded as a reduction of retained earnings.

Issuance of Common Stock for Acquisition. In connection with the acquisition of National Technology Integrators on July 2, 2026, the Company issued 95,550 shares of Dycom common stock to the sellers valued at $45.0 million, as partial consideration for the purchase. These shares were issued in a private placement exempt from registration under the Securities Act of 1933.

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

Stock-based compensation expense and the related tax benefit recognized during the three and six months ended August 1, 2026 and July 26, 2025 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Stock-based compensation	$10,288	$8,100	$20,862	$17,199
Income tax effect of stock-based compensation	$2,504	$1,998	$5,084	$4,237

During the three months ended August 1, 2026 and July 26, 2025, the Company realized $3.6 million and $0.6 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards. During the six months ended August 1, 2026 and July 26, 2025, the Company realized approximately $16.1 million and $2.8 million of net excess tax benefits, respectively, related to the vesting and exercise of share-based awards.

As of August 1, 2026, we had unrecognized compensation expense related to stock options, RSUs, and target Performance RSUs (based on the Company’s expected achievement of performance measures) of $0.5 million, $50.4 million, and $17.2 million, respectively. This expense will be recognized over a weighted-average number of years of 1.4, 2.2, and 1.3, respectively, based on the average remaining service periods for the awards. We may recognize an additional $13.1 million in compensation expense in future periods after August 1, 2026 if the maximum number of Performance RSUs is earned based on certain performance measures being met.

Stock Options

The following table summarizes stock option award activity during the six months ended August 1, 2026:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding as of January 31, 2026	72,240	$109.55
Granted	—	$—
Options exercised	(16,051)	$108.51
Outstanding as of August 1, 2026	56,189	$109.85

Exercisable options as of August 1, 2026	32,808	$100.91

RSUs and Performance RSUs

The following table summarizes RSU and Performance RSU award activity during the six months ended August 1, 2026:

	Restricted Stock Units
	RSUs		Performance RSUs
	Share Units	Weighted Average Grant Date Fair Value	Share Units	Weighted Average Grant Date Fair Value
Outstanding as of January 31, 2026	339,118	$149.51	269,403	$139.92
Granted	80,940	$361.40	52,694	$349.68
Share units vested	(128,811)	$132.82	(125,052)	$123.85
Forfeited or cancelled	(6,217)	$158.58	(31,396)	$130.86
Outstanding as of August 1, 2026	285,030	$214.99	165,649	$220.50

The total number of granted Performance RSUs presented above consists of 26,347 target shares and 26,347 supplemental shares. The total number of Performance RSUs outstanding as of August 1, 2026 consists of 92,550 target shares and 73,099 supplemental shares. With respect to the Company’s Performance Year ended January 31, 2026, the Company added 26,799 supplemental shares and cancelled 27,890 supplemental shares during the six months ended August 1, 2026, as a result of the performance period criteria not being met.

19. Customer Concentration and Revenue Information

Geographic Location

We provide services throughout the United States.

Significant Customers

Our customer base is highly concentrated. Customers whose contract revenues exceeded 10% of total contract revenues during the three and six months ended August 1, 2026 or July 26, 2025, as well as total contract revenues from all other customers combined, were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	August 1, 2026		July 26, 2025		August 1, 2026		July 26, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
AT&T Inc. (1)	$403.5	20.1%	$373.0	27.1%	$807.3	20.3%	$698.1	26.5%
Verizon Communications Inc. (2)	209.4	10.4%	195.0	14.2%	457.6	11.5%	366.8	13.9%
Lumen Technologies (1)	105.3	5.3%	155.4	11.3%	239.0	6.0%	280.6	10.6%
Total other customers combined	1,287.7	64.2%	654.5	47.5%	2,466.8	62.1%	1,291.1	49.0%
Total contract revenues	$2,005.9	100.0%	$1,377.9	100.0%	$3,970.7	100.0%	$2,636.6	100.0%
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

Customer Type

Total contract revenues by customer type during the three and six months ended August 1, 2026 and July 26, 2025 were as follows (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	August 1, 2026		July 26, 2025		August 1, 2026		July 26, 2025
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Communications	$1,608.4	80.2%	$1,377.9	100.0%	$3,177.8	80.0%	$2,636.6	100.0%
Building Systems	397.5	19.8%	—	—%	792.9	20.0%	—	—%
Total contract revenues	$2,005.9	100.0%	$1,377.9	100.0%	$3,970.7	100.0%	$2,636.6	100.0%

Remaining Performance Obligations

Master service agreements and other contractual agreements with customers contain customer-specified service requirements, such as discrete pricing for individual tasks and firm orders under fixed price contracts which have not yet started or been fully completed. In most cases, our customers are not contractually committed to procure specific volumes of services under these agreements.

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

Building Systems. During fiscal 2026, following the acquisition of Power Solutions, the CODM reevaluated the Company’s reportable segments, which resulted in the addition of the Building Systems segment as a component of management’s internal financial information used for operational decision-making. Beginning in fiscal 2026, the Company has reported the results of the Building Systems segment separately as a reportable segment. The Building Systems segment reflects the results of Power Solutions following the acquisition on December 23, 2025 and National Technology Integrators following the acquisition on July 2, 2026. The Building Systems segment specializes in providing comprehensive building infrastructure solutions, including electrical, energy management, inside-plant structured cabling, and advanced audio-visual, security and fire safety systems for data centers and other critical facilities.

The key measure of segment profit or loss utilized by the CODM to assess performance of and allocate resources to the Company’s operating segments is income before income taxes. Significant segment expenses included in income before income taxes are cost of earned revenues, depreciation and amortization, and other segment items, which include general and administrative expenses, segment interest expense (income) and other income (expense). The measure of segment assets regularly provided to the CODM is consistent with total assets as reported on the consolidated balance sheets.

The CODM reviews contract revenues and income before income taxes compared to historical, forecasted and budgeted amounts to assess the performance of the Company’s operating segments and allocate resources.

Certain corporate costs are not allocated, including certain acquisition and integration costs, credit agreement and senior notes interest expense, interest income on invested balances and loss on debt extinguishment.

Segment financial information for the three and six months ended August 1, 2026 and July 26, 2025, was as follows (dollars in millions):

For the Three Months Ended August 1, 2026	Communications	Building Systems	Total
Contract revenues	$1,608.4	$397.5	$2,005.9
Costs of earned revenues, excluding depreciation and amortization	1,287.3	278.0	1,565.3
Depreciation and amortization	66.8	48.8	115.6
Other segment items (1)	110.5	22.5	133.0
Segment income before income taxes	$143.8	$48.2	$192.0
Corporate and non-allocated costs (2)			38.0
Total consolidated income before income taxes			$154.0

For the Six Months Ended August 1, 2026	Communications	Building Systems	Total
Contract revenues	$3,177.8	$792.9	$3,970.7
Costs of earned revenues, excluding depreciation and amortization	2,553.8	589.6	3,143.4
Depreciation and amortization	132.1	95.2	227.3
Other segment items (1)	229.3	36.1	265.4
Segment income before income taxes	$262.6	$72.0	$334.6
Corporate and non-allocated costs (2)			73.9
Total consolidated income before income taxes			$260.7

For the Three Months Ended July 26, 2025	Communications	Building Systems	Total
Contract revenues	$1,377.9	$—	$1,377.9
Costs of earned revenues, excluding depreciation and amortization	1,070.5	—	1,070.5
Depreciation and amortization	60.9	—	60.9
Other segment items (1)	99.8	—	99.8
Segment income before income taxes	$146.7	$—	$146.7
Corporate and non-allocated costs (2)			15.6
Total consolidated income before income taxes			$131.1

For the Six Months Ended July 26, 2025	Communications	Building Systems	Total
Contract revenues	$2,636.6	$—	$2,636.6
Costs of earned revenues, excluding depreciation and amortization	2,081.6	—	2,081.6
Depreciation and amortization	119.2	—	119.2
Other segment items (1)	196.5	—	196.5
Segment income before income taxes	$239.3	$—	$239.3
Corporate and non-allocated costs (2)			29.6
Total consolidated income before income taxes			$209.7
(1) Other segment items include general and administrative expenses, segment interest expense (income) and other income (expense).
(2) Corporate and non-allocated costs include certain acquisition and integration costs, credit agreement and senior notes interest expense, interest income on invested balances and loss on debt extinguishment.

	August 1, 2026	January 31, 2026
Total Assets:
Communications	$3,368.7	$2,842.5
Building Systems	2,614.7	2,263.3
Corporate	556.6	873.4
Consolidated total assets	$6,540.0	$5,979.2

	For the Six Months Ended
	August 1, 2026	July 26, 2025
Capital Expenditures:
Communications	$126.6	$120.4
Building Systems	1.5	—
Corporate	11.7	10.8
Consolidated capital expenditures:	$139.8	$131.2

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

Commitments

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. As of August 1, 2026 and January 31, 2026, we had $1,215.8 million and $917.9 million, respectively, of outstanding performance and other surety contract bonds. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of August 1, 2026 and January 31, 2026, we had $43.8 million and $31.0 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have issued standby letters of credit under our credit agreement that collateralize our obligations to our insurance carriers. As of August 1, 2026 and January 31, 2026, we had $53.6 million of outstanding standby letters of credit issued under our credit agreement.

22. Supplier Finance Program

Beginning in the fourth quarter of fiscal 2026, the Company has provided certain suppliers with access to a supplier finance program administered through a third party, which facilitates participating suppliers’ ability to finance payments due from the Company through third-party financial institutions. Participating suppliers may, at their sole discretion, receive payment of the Company’s obligation prior to the scheduled due dates, at a discounted price from the third party. The Company agrees to pay the financial institution the stated amount generally within 60 days of receipt of the invoice. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the supplier’s decision to finance amounts under these arrangements. The Company does not have pledged assets or other guarantees under the program. Our outstanding payment obligations are included in accounts payable on our consolidated balance sheets and are reported as operating activities in our consolidated statements of cash flows when paid.

The following table presents the change in the supplier financing obligation for the three and six months ended August 1, 2026 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Confirmed obligations outstanding at the beginning of the period	$349.4	$—	$226.4	$—
Invoices received	578.6	—	1,127.5	—
Invoices paid	560.6	—	986.5	—
Confirmed obligations outstanding at the end of the period	$367.4	$—	$367.4	$—

23. Subsequent Events

On August 26, 2026 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2028 in open market or private transactions. The new authorization replaces the remaining $83.9 million that was available under the prior authorization. As of August 27, 2026, the full $150.0 million of the new authorization was available for repurchases.

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

You should not consider forward-looking statements as guarantees of future performance or results. When made, forward-looking statements are based on information known to management at such time and/or management’s good faith belief with respect to future events. Such statements are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors, assumptions, uncertainties, and risks that could cause such differences include, but are not limited to: projections of revenues, income or loss, or capital expenditures; future economic conditions and trends in the industries we serve, including as a result of changes in government regulation, policies and programs related to trade and infrastructure investment and tariffs; our highly concentrated customer base; the competitive environment in which we operate; customer capital budgets and spending priorities; our plans for future operations, growth and services, including contract backlog; our plans for future acquisitions, dispositions, or financial needs; expected benefits and synergies of businesses acquired and future opportunities for the combined businesses; our significant accounts receivable and contract assets; availability of capital; restrictions imposed by our senior notes and credit agreement; use of our cash flow to service our debt; the effect of changes in tax law; potential liabilities and other adverse effects arising from occupational health, safety, and other regulatory matters; potential exposure to environmental liabilities; our potential exposure to litigation, indemnity claims, warranty claims, and other liabilities and disputes; determinations as to whether the carrying value of our assets is impaired; the duration and severity of public health emergencies and their ultimate impact across our business; the impact of seasonality and adverse weather conditions on demand for our services; the impact of technological change on our customers’ spending and our ability to keep pace with technological developments; our ability to attract and retain qualified employees and subcontractors; the impact of a failure, outage or cybersecurity breach of our technology or information technology systems or those of third-party providers; and the other risks and uncertainties discussed within Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for fiscal 2026, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2026, the risks discussed in this Quarterly Report on Form 10-Q, and our other periodic filings with the SEC. These forward-looking statements also include those related to the ability to retain the key employees of the acquired businesses; and the ability to successfully integrate the acquired businesses and related operations. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement and are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements to reflect new information or events or circumstances arising after such date.

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

Introduction

We are a leading provider of specialty contracting services focused on the digital infrastructure, telecommunications and utilities industries throughout the United States. These services include program management, planning, engineering and design; aerial, underground, and wireless construction; maintenance; and fulfillment services for telecommunications and digital infrastructure providers. We also provide underground facility locating services for various utilities, including telecommunications providers, as well as other construction and maintenance services for electric and gas utilities. Additionally, we provide comprehensive building infrastructure solutions, including electrical, energy management, inside-plant structured cabling, and advanced audio-visual, security, and fire safety systems for data centers and other critical facilities. We supply the labor, tools, and equipment necessary to provide these services to our customers.

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

Our customer base is highly concentrated. The following reflects the percentage of total contract revenues from customers who contributed at least 10% to our total contract revenues during the three and six months ended August 1, 2026 and July 26, 2025:

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
AT&T, Inc. (1)	20.1%	27.1%	20.3%	26.5%
Verizon Communications Inc. (2)	10.4%	14.2%	11.5%	13.9%
Lumen Technologies (1)	5.3%	11.3%	6.0%	10.6%
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

We perform a majority of our services under master service agreements and other contracts that contain customer-specified service requirements. These agreements include discrete pricing for individual tasks. We generally possess multiple agreements with each of our significant customers. To the extent that such agreements specify exclusivity, there are often exceptions, including the ability of the customer to issue work orders valued above a specified dollar amount to other service providers, the performance of work with the customer’s own employees, and the use of other service providers when jointly placing facilities with another utility. In many cases, a customer may terminate an agreement for convenience. Historically, multi-year master service agreements have been awarded primarily through a competitive bidding process; however, occasionally we are able to negotiate extensions to these agreements. We provide the remainder of our services pursuant to contracts for specific projects. These contracts may be long-term (with terms greater than one year) or short-term (with terms less than one year) and at times include retainage provisions under which the customer may withhold 5% to 10% of the invoiced amounts pending project completion and closeout. Contract revenues from multi-year master service agreements and other long-term contracts, as a percentage of contract revenues, was 94.0% and 92.3% for the three months ended August 1, 2026 and July 26, 2025

Acquisitions

As part of our growth strategy, we may acquire companies that expand, complement, or diversify our business. We regularly review opportunities and periodically engage in discussions regarding possible acquisitions. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify, acquire, and successfully integrate companies.

Fiscal 2027. During the second quarter of fiscal 2027, we acquired National Technology Integrators, a low-voltage engineering and construction firm based in Maryland. This acquisition expands our service offerings and our customer base. The purchase price is valued at $275.0 million as of the signing of the acquisition on a cash-free, debt-free basis. The value is subject to post-closing adjustment, including the final determination of cash, indebtedness, transaction expenses, and working capital balances. At the closing date, the funding of the acquisition included a cash payment of $226.4 million ($225.4 million net of cash acquired of $1.0 million), the issuance of 95,550 shares of Dycom common stock to the sellers valued at $45.0 million, and the assumption of seller indebtedness of $12.3 million. Total consideration was $271.4 million. National Technology Integrators is reported as part of the Company’s Building Systems segment.

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

Results of the businesses acquired are included in our condensed consolidated financial statements from their respective dates of acquisition and represent the newly formed Building Systems reportable segment. For additional information on our reportable segments, including the results of the Building Systems segment, see Note 20, Segment Reporting.
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

For certain contracts, representing 22% and 2%, respectively, of contract revenues during each of the six months ended August 1, 2026 and July 26, 2025, we use the cost-to-cost measure of progress. These contracts are generally projects that are completed over a period of less than twelve months. Under the cost-to-cost measure of progress, the extent of progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs. Contract costs include direct labor, direct materials, and subcontractor costs, as well as an allocation of indirect costs. Contract revenues are recorded as costs are incurred. We accrue the entire amount of a contract loss, if any, at the time the loss is determined to be probable and can be reasonably estimated. Our estimates of total contract revenue and total contract costs are subject to ongoing evaluation and revision throughout the life of the contract. Changes in these estimates can result in the recognition of revenue in a current period for performance obligations that were satisfied or partially satisfied in prior periods. Conversely, revisions may result in the reversal of previously recognized revenue if the currently estimated total revenue is less than the previous estimate, or if estimated total contract costs increase. During the six months ended August 1, 2026 and July 26, 2025, the net impact of such changes in estimates on our recognized revenue was not material to our condensed consolidated financial statements. There were no material amounts of unapproved change orders included in revenue during the six months ended August 1, 2026 and July 26, 2025.

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

Other Income, Net. Other income, net, primarily consists of gains or losses from sales of fixed assets. Other income, net also includes discount fee expense associated with the collection of accounts receivable which have been sold pursuant to a non-recourse sale to a bank partner.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated and the amounts as a percentage of contract revenues (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				For the Six Months Ended
	August 1, 2026		July 26, 2025		August 1, 2026		July 26, 2025
Contract revenues	$2,005.9	100.0%	$1,377.9	100.0%	$3,970.7	100.0%	$2,636.6	100.0%
Expenses:
Costs of earned revenues, excluding depreciation and amortization	1,565.4	78.0	1,070.5	77.7	3,143.4	79.2	2,081.6	79.0
General and administrative	132.9	6.6	106.8	7.8	264.3	6.7	210.5	8.0
Depreciation and amortization	115.6	5.8	60.9	4.4	227.3	5.7	119.2	4.5
Total	1,813.9	90.4	1,238.1	89.9	3,634.9	91.5	2,411.3	91.5
Interest expense, net	(38.0)	(1.9)	(15.6)	(1.1)	(73.5)	(1.9)	(29.6)	(1.1)
Other income, net	(0.1)	—	6.8	0.5	(1.6)	—	14.1	0.5
Income before income taxes	154.0	7.7	131.1	9.5	260.7	6.6	209.7	8.0
Provision for income taxes	38.3	1.9	33.6	2.4	53.8	1.4	51.2	1.9
Net income	$115.6	5.8%	$97.5	7.1%	$206.9	5.2%	$158.5	6.0%

Contract Revenues. Contract revenues were $2.006 billion during the three months ended August 1, 2026 compared to $1.378 billion during the three months ended July 26, 2025. Contract revenues from acquired businesses were $397.5 million for the three months ended August 1, 2026. Acquired revenues represent contract revenues from acquired businesses that were not owned for the full period in both the current and comparable prior periods. Excluding amounts generated by the acquired businesses, contract revenues increased by $230.5 million during the three months ended August 1, 2026 compared to the three months ended July 26, 2025, primarily due to net revenue increases in fiber-to-the-home deployments, including rural fiber deployment programs.

Contract revenues were $3.971 billion during the six months ended August 1, 2026 compared to $2.637 billion during the six months ended July 26, 2025. Contract revenues from acquired businesses were $792.9 million for the six months ended August 1, 2026. Acquired revenues represent contract revenues from an acquired business that were not owned for the full period in both the current and comparable prior periods. Excluding amounts generated by the acquired businesses, contract revenues increased by $541.2 million during the six months ended August 1, 2026 compared to the six months ended July 26, 2025, primarily due to net revenue increases in fiber-to-the-home deployments, including rural fiber deployment programs.

Costs of Earned Revenues. Costs of earned revenues increased to $1.565 billion, or 78.0% of contract revenues, during the three months ended August 1, 2026 compared to $1.070 billion, or 77.7% of contract revenues, during the three months ended July 26, 2025. The primary components of the increase were a $363.1 million aggregate increase in direct labor and subcontractor costs, a $92.3 million increase in direct materials expense, a $19.9 million increase in equipment and fuel costs, and a $19.7 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues increased 0.3% during the three months ended August 1, 2026 compared to the three months ended July 26, 2025. Direct material costs increased 2.9% primarily as a result of our mix of work in which we provide materials for customers during the three months ended August 1, 2026. Labor and subcontracted labor costs decreased 1.5% primarily due to the mix of work performed. Other costs decreased 1.1% on a net basis as a percentage of contract revenues for the three months ended August 1, 2026 compared to the three months ended July 26, 2025.

Costs of earned revenues increased to $3.143 billion, or 79.2% of contract revenues, during the six months ended August 1, 2026 compared to $2.082 billion, or 79.0% of contract revenues, during the six months ended July 26, 2025. The primary components of the increase were a $760.7 million aggregate increase in direct labor and subcontractor costs, a $222.7 million increase in direct materials expense, a $41.0 million increase in equipment and fuel costs, and a $37.4 million increase in other direct costs.

Costs of earned revenues as a percentage of contract revenues increased 0.2% during the six months ended August 1, 2026 compared to the six months ended July 26, 2025. Direct material costs increased 3.8% primarily as a result of our mix of work in which we provide materials for customers during the six months ended August 1, 2026. Labor and subcontracted labor costs decreased 2.2% primarily due to the mix of work performed. Other costs decreased 1.4% on a net basis as a percentage of contract revenues for the six months ended August 1, 2026 compared to the six months ended July 26, 2025.

General and Administrative Expenses. General and administrative expenses increased to $132.9 million, or 6.6% of contract revenues, during the three months ended August 1, 2026 compared to $106.8 million, or 7.8% of contract revenues, during the three months ended July 26, 2025. The increase in total general and administrative expenses during the three months ended August 1, 2026 is primarily due to increased administrative, payroll, performance based compensation, and other costs, including incremental general administrative expenses from acquired businesses.

General and administrative expenses increased to $264.3 million, or 6.7% of contract revenues, during the six months ended August 1, 2026 compared to $210.5 million, or 8.0% of contract revenues, during the six months ended July 26, 2025. The increase in total general and administrative expenses during the six months ended August 1, 2026 is primarily due to increased administrative, payroll, performance based compensation, and other costs, including incremental general administrative expenses from acquired businesses.

Depreciation and Amortization. Depreciation expense was $55.2 million, or 2.7% of contract revenues, during the three months ended August 1, 2026 compared to $48.9 million, or 3.6% of contract revenues, during the three months ended July 26, 2025. Depreciation expense was $108.5 million, or 2.7% of contract revenues, during the six months ended August 1, 2026 compared to $95.3 million, or 3.6% of contract revenues, during the six months ended July 26, 2025. The increase in depreciation expense during the three and six months ended August 1, 2026 is primarily due to higher capital expenditures to support our growth in operations, the normal replacement cycle of fleet assets, and depreciation from acquired businesses.

Amortization expense was $60.5 million and $11.9 million during the three months ended August 1, 2026 and July 26, 2025, respectively and $118.8 million and $23.9 million during the six months ended August 1, 2026 and July 26, 2025, respectively. The increase in amortization expense during the three and six months ended August 1, 2026 is due to the increase in amortizing intangibles from acquired businesses.

Interest Expense, Net. Interest expense, net was $38.0 million and $15.6 million during the three months ended August 1, 2026 and July 26, 2025, respectively and $73.5 million and $29.6 million during the six months ended August 1, 2026 and July 26, 2025, respectively, as a result of higher outstanding borrowings during the current period.

Other (Expense) Income, Net. Other expense, net was $0.1 million and $1.6 million during the three and six months ended August 1, 2026, respectively, and other income, net was $6.8 million and $14.1 million, respectively, during the three and six months ended July 26, 2025. Gain on sale of fixed assets, net was $2.3 million and $10.1 million during the three months ended August 1, 2026 and July 26, 2025, respectively and $4.3 million and $19.9 million during the six months ended August 1, 2026 and July 26, 2025, respectively. The change in other (expense) income, net is primarily a function of the number of assets sold and prices obtained for those assets during each respective period. Other (expense) income, net also reflects $3.2 million and $4.2 million of expense during the three months ended August 1, 2026 and July 26, 2025 respectively and $8.3 million and $7.8 million of expense during the six months ended August 1, 2026 and July 26, 2025, respectively, associated with the collection of accounts receivable which have been sold pursuant to a non-recourse sale to a bank partner.

Income Taxes. The following table presents our income tax provision and effective income tax rate for the three and six months ended August 1, 2026 and July 26, 2025 (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Income tax provision	$38.3	$33.6	$53.8	$51.2
Effective income tax rate	24.9%	25.7%	20.6%	24.4%

Our effective income tax rate was 24.9% and 25.7% for the three months ended August 1, 2026 and July 26, 2025, respectively, and 20.6% and 24.4% for the six months ended August 1, 2026 and July 26, 2025. The interim income tax provisions are based on the effective income tax rate expected to be applicable for the full fiscal year, adjusted for specific items that are required to be recognized in the period in which they occur. The effective tax rate differs from the statutory rate primarily due to the difference in income tax rates from state to state where work was performed, non-deductible and non-taxable items, tax credits recognized, the tax effects of the vesting and exercise of share-based awards, and changes in unrecognized tax benefits. Deferred tax assets and liabilities are based on the enacted tax rate that will apply in future periods when such assets and liabilities are expected to be settled or realized.

Net Income. Net income was $115.6 million for the three months ended August 1, 2026 compared to $97.5 million for the three months ended July 26, 2025. Net income was $206.9 million for the six months ended August 1, 2026 compared to $158.5 million for the six months ended July 26, 2025.

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

	For the Three Months Ended		For the Six Months Ended
	August 1, 2026	July 26, 2025	August 1, 2026	July 26, 2025
Net income	$115.6	$97.5	$206.9	$158.5
Interest expense, net	38.0	15.6	73.5	29.6
Provision for income taxes	38.3	33.6	53.8	51.2
Depreciation and amortization	115.6	60.9	227.3	119.2
Earnings Before Interest, Taxes, Depreciation & Amortization (“EBITDA”)	307.6	207.5	561.5	358.6
Gain on sale of fixed assets	(2.3)	(10.1)	(4.3)	(19.9)
Stock-based compensation expense	10.3	8.1	20.9	17.2
Non-GAAP Adjusted EBITDA	$315.5	$205.5	$578.0	$355.9
Non-GAAP Adjusted EBITDA % of contract revenues	15.7%	14.9%	14.6%	13.5%

Segment Results

Through October 25, 2025, we reported our results under a single reportable segment. During the fourth quarter of fiscal 2026, in connection with the acquisition of Power Solutions, we reevaluated our reportable segments which resulted in the transition from a single reportable segment to two reportable segments: Communications and Building Systems. See Note 20, Segment Reporting for additional information. Common administrative support for operating companies require that certain allocations be made to determine segment profitability, including allocations of corporate shared and indirect operating costs, as well as general and administrative costs. Certain corporate costs are not allocated, including certain acquisition and integration costs, credit agreement and senior notes interest expense, interest income on invested balances and loss on debt extinguishment. The following table sets forth segment and consolidated contract revenues, segment and consolidated income before income taxes and segment and consolidated Non-GAAP Adjustment EBITDA for the periods indicated and the amounts as a percentage of segment and consolidated contract revenues, respectively, as well as the dollar and percentage change from the prior period (totals may not add due to rounding) (dollars in millions):

	For the Three Months Ended				Change
	August 1, 2026		July 26, 2025		Amount	%
Contract Revenues:
Communications	$1,608.4	80.2%	$1,377.9	100.0%	$230.5	16.7%
Building Systems	397.5	19.8%	—	—%	397.5	100.0%
Consolidated contract revenues	$2,005.9	100.0%	$1,377.9	100.0%	$628.0	45.6%

Income (loss) before Income Taxes:
Communications	$143.8	7.2%	$146.7	10.6%	$(2.9)	(2.0)%
Building Systems	48.2	2.4%	—	—%	48.2	100.0%
Corporate and Non-Allocated Costs	(38.0)	(1.9)%	(15.6)	(1.1)%	(22.4)	143.6%
Consolidated income before income taxes	$154.0	7.7%	$131.1	9.5%	$22.9	17.5%

Non-GAAP Adjusted EBITDA:
Communications	$218.3	13.6%	$205.5	14.9%	$12.8	6.2%
Building Systems	97.2	24.5%	—	—%	97.2	100.0%
Consolidated Non-GAAP Adjusted EBITDA	$315.5	15.7%	$205.5	14.9%	$110.0	53.5%

	For the Six Months Ended				Change
	August 1, 2026		July 26, 2025		Amount	%
Contract Revenues:
Communications	$3,177.8	80.0%	$2,636.6	100.0%	$541.2	20.5%
Building Systems	792.9	20.0%	—	—%	792.9	100.0%
Consolidated contract revenues	$3,970.7	100.0%	$2,636.6	100.0%	$1,334.1	50.6%

Income (loss) before Income Taxes:
Communications	$262.6	6.6%	$239.3	9.1%	$23.3	9.7%
Building Systems	72.0	1.8%	—	—%	72.0	100.0%
Corporate and Non-Allocated Costs	(73.9)	(1.9)%	(29.6)	(1.1)%	(44.3)	149.7%
Consolidated income before income taxes	$260.7	6.5%	$209.7	8.0%	$51.0	24.3%

Non-GAAP Adjusted EBITDA:
Communications	$410.7	12.9%	$355.9	13.5%	$54.8	15.4%
Building Systems	167.3	21.1%	—	—%	167.3	100.0%
Consolidated Non-GAAP Adjusted EBITDA	$578.0	14.6%	$355.9	13.5%	$222.1	62.4%

Communications Segment Results

Contract Revenues. The increase in contract revenues for the three and six months ended August 1, 2026 compared to the three and six months ended July 26, 2025 was primarily due to net increases in fiber-to-the-home deployments, including rural fiber deployment programs.

Income before income taxes. The decrease in income before income taxes for the three months ended August 1, 2026 compared to the three months ended July 26, 2025 was primarily due to the mix of work performed, general and administrative costs to scale our operations and lower gain on sales of fixed assets. The increase in income before income taxes for the six months ended August 1, 2026 compared to the six months ended July 26, 2025 was primarily due improved operating leverage resulting from higher contract revenues.

Non-GAAP Adjusted EBITDA. The increase in Non-GAAP Adjusted EBITDA for the three and six months ended August 1, 2026 compared to the three and six months ended July 26, 2025 was primarily due to higher contract revenues.

Building Systems Segment Results

Contract Revenues. The increase in contract revenues for the three and six months ended August 1, 2026 compared to the three and six months ended July 26, 2025 was due to revenues from the businesses acquired in fiscal 2026 and fiscal 2027.

Income before income taxes. The increase in income before income taxes for the three and six months ended August 1, 2026 compared to the three and six months ended July 26, 2025 was due to the businesses acquired in fiscal 2026 and fiscal 2027. Income before income taxes is impacted by amortization expense resulting from the application of acquisition accounting for the acquired businesses, which resulted in $48.1 million and $94.0 million of amortization expense for the three and six months ended August 1, 2026 associated with finite-lived intangible assets related to customer relationships, backlog and trade names identified during the preliminary purchase price allocation. We expect these non-cash charges to continue to impact segment operating results in future periods as the economic value of the acquired intangibles is realized.

Non-GAAP Adjusted EBITDA. The increase in Non-GAAP Adjusted EBITDA for the three and six months ended August 1, 2026 compared to the three and six months ended July 26, 2025 was due to the results of the businesses acquired in fiscal 2026 and fiscal 2027.

Corporate and Non-Allocated Costs

The increase in corporate and non-allocated costs during the three and six months ended August 1, 2026 compared to the three and six months ended July 26, 2025 resulted from increased interest expense.

Liquidity and Capital Resources

We are subject to concentrations of credit risk relating primarily to our cash and equivalents, accounts receivable, and contract assets. Cash and equivalents primarily include balances on deposit with banks and totaled $340.1 million as of August 1, 2026 compared to $709.2 million as of January 31, 2026. We maintain our cash and equivalents at financial institutions we believe to be of high credit quality. For all periods presented, we have not experienced any loss or lack of access to cash in our operating accounts.

Sources of Cash. Our sources of cash are operating activities, long-term debt, equity offerings, bank borrowings, proceeds from the sale of idle and surplus equipment and real property, and stock option proceeds. Cash flow from operations is primarily influenced by demand for our services and operating margins, but can also be influenced by working capital needs associated with the services that we provide. In particular, working capital needs may increase when we have growth in operations and where project costs, primarily associated with labor, subcontractors, equipment, and materials, are required to be paid before the related customer balances owed to us are invoiced and collected. Our working capital (total current assets less total current liabilities, excluding the current portion of debt) was $1,780.8 million as of August 1, 2026 compared to $1,754.0 million as of January 31, 2026.

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

Acquisition of Power Solutions, LLC (“Power Solutions”). On November 18, 2025, the Company entered into an agreement to acquire Power Solutions for a purchase price of $1.95 billion. Power Solutions specializes in providing electrical infrastructure solutions for data centers and other critical facilities. See Note 5, Acquisitions, for additional information regarding the acquisition.

Acquisition of National Technology Integrators. During the second quarter of fiscal 2027, we acquired National Technology Integrators, a low-voltage engineering and construction firm based in Maryland, for a purchase price of $275.0 million See Note 5, Acquisitions, for additional information regarding the acquisition.

Net Cash Flows. The following table presents our net cash flows for the six months ended August 1, 2026 and July 26, 2025 (dollars in millions):

	For the Six Months Ended
	August 1, 2026	July 26, 2025
Net cash flows:
Provided by operating activities	$79.1	$3.5
Used in investing activities	$(371.6)	$(107.7)
(Used in) provided by financing activities	$(76.6)	$39.9

Cash Provided by Operating Activities. Depreciation and amortization, non-cash lease expense, stock-based compensation, amortization of debt issuance costs, deferred income taxes, gain on sale of fixed assets and provision for (recovery of) bad debt were the primary non-cash items in cash flows from operating activities during the current and prior periods.

During the six months ended August 1, 2026, net cash provided by operating activities was $79.1 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $428.1 million of operating cash flow during the six months ended August 1, 2026. Changes that used operating cash flow during the six months ended August 1, 2026 included increases in accounts receivable, contract assets, net, other current assets and inventories and other assets of $520.8 million, $30.3 million, $27.3 million, and $10.9 million, respectively. The increase in accounts receivable is attributable to growth in the business, including acquired balances. Changes that provided cash flow during the six months ended August 1, 2026 included an increase in accounts payable and accrued liabilities, of $117.5 million and $41.5 million, respectively, and a decrease in income taxes receivable $2.0 million.

Days sales outstanding (“DSO”) is calculated based on the ending balance of total current and non-current accounts receivable (including unbilled accounts receivable), net of the allowance for credit losses, and current contract assets, net of contract liabilities, divided by the average daily revenue for the most recently completed quarter. Our DSO was 101 as of August 1, 2026 compared to 108 as of July 26, 2025. DSO as of August 1, 2026 is calculated on a pro forma basis by adjusting contract revenues during the second quarter of fiscal 2027 to include the historical contract revenues of the business acquired in fiscal 2027 as if such acquisition had occurred as of the beginning of the fiscal quarter.
See Note 6, Accounts Receivable, Contract Assets, and Contract Liabilities, for further information on our customer credit concentration as of August 1, 2026 and January 31, 2026 and Note 19, Customer Concentration and Revenue Information, for further information on our significant customers. We believe that none of our significant customers were experiencing financial difficulties that would materially impact the collectability of our total accounts receivable and contract assets, net as of August 1, 2026 or January 31, 2026.

During the six months ended July 26, 2025, net cash provided by operating activities was $3.5 million. Changes in working capital (excluding cash) and changes in other long-term assets and liabilities used $335.7 million of operating cash flow during the six months ended July 26, 2025. Changes that used operating cash flow during the six months ended July 26, 2025 included increases in accounts receivable, income taxes receivables, contract assets, net, other assets, and other current assets and inventories of $216.0 million, $63.5 million, $59.9 million, $23.6 million, and $7.1 million, respectively and a decrease in accrued liabilities, net of $15.2 million. Changes that provided cash flow during the six months ended July 26, 2025 included an increase in accounts payable of $49.6 million.

Cash Used in Investing Activities. Net cash used in investing activities was $371.6 million during the six months ended August 1, 2026 compared to $107.7 million during the six months ended July 26, 2025. During the six months ended August 1,

2026 and July 26, 2025, capital expenditures were $139.8 million and $131.2 million, respectively, and cash paid for current and previous acquisitions during the six months ended August 1, 2026 was $238.3 million. These expenditures were offset in part by proceeds from the sale of assets of $6.5 million and $23.5 million during the six months ended August 1, 2026 and July 26, 2025, respectively.
Cash (Used in) Provided by Financing Activities. Net cash used in financing activities was $76.6 million during the six months ended August 1, 2026. During the six months ended August 1, 2026, we repurchased 100,000 shares of our common stock in open market transactions, at an average price of $359.63 per share, for $36.0 million. We also paid $29.4 million, net to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended August 1, 2026. In addition, we repaid debt assumed in acquisitions of $8.4 million, and we paid $2.7 million, net, to tax authorities for payroll tax withholding obligations on the exercise of stock options and $0.1 million in issuance costs and third party fees related to our financing transactions.

Net cash provided by financing activities was $39.9 million during the six months ended July 26, 2025. During the six months ended July 26, 2025, borrowings and repayments under our Credit Agreement were $629.0 million and $544.0 million, respectively. In addition, we repurchased 200,000 shares of our common stock in open market transactions, at an average price of $150.93 per share, for $30.2 million, during the six months ended July 26, 2025. We also paid $13.0 million to tax authorities in order to meet the payroll tax withholding obligations on restricted share units that vested during the six months ended July 26, 2025. In addition, we paid $1.9 million, net, to tax authorities for payroll tax withholding obligations on the exercise of stock options.

Compliance with Credit Agreement. The Company and certain of its subsidiaries are party to that certain Third Amended and Restated Credit Agreement, dated as of December 23, 2025 (as amended by that certain First Amendment to the Third Amended and Restated Credit Agreement, dated as of January 27, 2026, the “Credit Agreement”) by and among, the Company, the Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and Bank of America, N.A., as administrative and collateral agent (in such capacities, the “Administrative Agent”). The Credit Agreement includes a revolving facility with a maximum revolver commitment of $800.0 million(the “Revolving Credit Facility”), a term loan A facility (the “Term Loan A Facility”) in the original principal amount of $1,540.0 million, and a term loan B facility (the “Term Loan B Facility”) in the original principal amount of $800.0 million. The Credit Agreement also includes a $225.0 million sublimit for the issuance of letters of credit and a $50.0 million sublimit for swingline loans. The maturity of the Revolving Credit Facility and Term Loan A Facility is December 23, 2030. The maturity of the Term Loan B Facility is January 27, 2033.

Subject to certain conditions, the Credit Agreement provides us with the ability to enter into one or more incremental facilities either by increasing the revolving commitments under the Credit Agreement and/or by establishing one or more additional term loans, up to the sum of (i) $927.0 million and (ii) an aggregate amount such that, after giving effect to such incremental facilities on a pro forma basis (assuming that the amount of the incremental commitments are fully drawn and funded), the consolidated senior secured net leverage ratio does not exceed 3.50 to 1.00. The consolidated senior secured net leverage ratio is the ratio (a)(i) of our consolidated senior secured indebtedness reduced by (ii) unrestricted cash and equivalents in excess of $25.0 million to (b) to our trailing four-quarter consolidated earnings before interest, taxes, depreciation, and amortization, as defined by the Credit Agreement (“EBITDA”). Borrowings under the Credit Agreement are guaranteed by substantially all of our domestic subsidiaries and secured by substantially all of the assets of the Borrowers and the Guarantors (subject to customary exceptions).

Under our Credit Agreement, borrowings bear interest at the rates described below based upon our consolidated net leverage ratio, which is the ratio of our consolidated total funded debt reduced by unrestricted cash and equivalents in excess of $25.0 million to our trailing four-quarter consolidated EBITDA. In addition, we incur certain fees for unused balances and letters of credit at the rates described below, also based upon our consolidated net leverage ratio. The weighted average interest rates and fees for balances under our Credit Agreement as of August 1, 2026 and January 31, 2026 were as follows:

		Weighted Average Rate End of Period
		August 1, 2026	January 31, 2026
Borrowings - Term A SOFR Loans	1.375% - 2.00% plus Term SOFR	5.40%	5.43%
Borrowings - Base Rate Loans	0.375% - 1.00% plus Base rate(1)	—%	—%
Borrowings - Term B SOFR Loans	1.75% plus Term SOFR	5.40%	5.43%
Unused Revolver Commitment	0.20% - 0.40%	0.35%	0.35%
Standby Letters of Credit	1.375% - 2.00%	1.75%	1.75%
Commercial Letters of Credit	0.6875% - 1.00%	—%	—%

(1) Base rate is described in the Credit Agreement as the highest of (i) the Federal Funds Rate plus 0.50%, (ii) the Administrative Agent’s prime rate, and (iii) the Term Secured Overnight Financing Rate (“SOFR”) plus 1.00% and, if such rate is less than zero, such rate shall be deemed zero. There were no outstanding borrowings under our revolving facility as of August 1, 2026 and January 31, 2026.

Standby letters of credit of approximately $53.6 million issued as part of our insurance program, were outstanding under our Credit Agreement as of both August 1, 2026 and January 31, 2026.

Our Credit Agreement contains a financial covenant that requires us to maintain a maximum consolidated net leverage ratio of not greater than (A) until the last day of the first fiscal quarter ending after the second anniversary of December 23, 2025, 4.50 to 1.00, and (B) thereafter, 4.00:1.00, as measured at the end of each fiscal quarter, and provides for certain increases to this ratio in connection with permitted acquisitions. The agreement also contains a financial covenant that requires us to maintain a minimum consolidated interest coverage ratio, which is the ratio of our trailing four-quarter consolidated EBITDA to our consolidated interest expense, as defined by our Credit Agreement, of not less than 2.50 to 1.00, as measured at the end of each fiscal quarter. At August 1, 2026 and January 31, 2026, we were in compliance with the financial covenants of our Credit Agreement and had borrowing availability under our revolving facility of $746.4 million.

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

Performance and Payment Bonds and Guarantees. We have obligations under performance and other surety contract bonds related to certain of our customer contracts. Performance bonds generally provide a customer with the right to obtain payment and/or performance from the issuer of the bond if we fail to perform our contractual obligations. We had $1,215.8 million and $917.9 million of outstanding performance and other surety contract bonds, as of August 1, 2026 and January 31, 2026, respectively. The estimated cost to complete projects secured by our outstanding performance and other surety contract bonds was approximately $716.1 million as of August 1, 2026. In addition to performance and other surety contract bonds, as part of our insurance program we also provide surety bonds that collateralize our obligations to our insurance carriers. As of August 1, 2026 and January 31, 2026, we had $43.8 million and $31.0 million, respectively, of outstanding surety bonds related to our insurance obligations. Additionally, we have periodically guaranteed certain obligations of our subsidiaries, including obligations in connection with obtaining state contractor licenses and leasing real property and equipment.

Letters of Credit. We have standby letters of credit issued under our Credit Agreement as part of our insurance program. These letters of credit collateralize obligations to our insurance carriers in connection with the settlement of potential claims. In connection with these collateral obligations, we had $53.6 million outstanding standby letters of credit issued under our Credit Agreement as of August 1, 2026 and January 31, 2026.

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

Our backlog is an estimate of the uncompleted portion of services to be performed under contractual agreements with our customers and totaled $12.242 billion and $9.542 billion at August 1, 2026 and January 31, 2026, respectively. We expect to complete 52.9% of the August 1, 2026 total backlog during the next twelve months (dollars in millions).

	August 1, 2026		January 31, 2026
	Total Backlog	Next 12 Months (included in Total Backlog)	Total Backlog	Next 12 Months (included in Total Backlog)
Communications	$10,983	$5,362	$8,333	$5,250
Building Systems	1,259	1,110	1,209	1,108
Total	$12,242	$6,472	$9,542	$6,358

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended August 1, 2026. Our primary exposure to market risk relates to unfavorable changes in interest rates. Refer to the information on financial market risk related to changes in interest rates in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of Part II of our Fiscal 2026 Annual Report.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 1, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2026, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and

(2) accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we acquired National Technology Integrators during the second quarter of fiscal 2027. This acquisition represents approximately 1.8% of our total assets (excluding goodwill and other identifiable intangibles, which are included within the scope of the assessment) as of August 1, 2026 and 0.6% of our total contract revenues for the six months ended August 1, 2026. See Note 5, Acquisitions, of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the acquisition. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of August 1, 2026 excludes an assessment of internal control over financial reporting of National Technology Integrators.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended August 1, 2026, in connection with the closing of the acquisition of National Technology Integrators, the Company issued 95,550 shares of its common stock valued at approximately $45.0 million to the seller and certain designated recipients as partial consideration for the acquisition. The stock consideration was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

(b) Not applicable.

(c) The following table summarizes the Company’s purchase of its common stock during the three months ended
August 1, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2026 - May 30, 2026	—	$—	—	(1)
May 31, 2026 - June 27, 2026	—	$—	—	(1)
June 28, 2026 - August 1, 2026	—	$—	—	(1)

(1) There were no share repurchases during the three months ended August 1, 2026. On February 26, 2025, the Company announced that its Board of Directors authorized a new $150 million program to repurchase shares of the Company’s outstanding common stock through August 25, 2026 in open market or private transactions. During the three months ended May 2, 2026, the Company repurchased 100,000 shares of common stock, at an average price of $359.63, for $36.0 million. As of August 1, 2026, $83.9 million of the authorization was available for repurchases. On August 26, 2026 the Company announced that its Board of Directors had authorized a new $150.0 million program to repurchase shares of the Company’s outstanding common stock through February 2028 in open market or private transactions. The new authorization replaces the remaining $83.9 million that was available under the prior authorization. As of August 27, 2026, the full $150.0 million of the new authorization was available for repurchases.

Item 5. Other Information.

(c) Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements by our Directors and Officers

During the three months ended August 1, 2026, none of our directors and officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934, as amended) adopted, terminated or modified a “Rule 10b5-1” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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
101 +
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Notes to Condensed Consolidated Financial Statements.

104 +	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted in Inline XBRL (included as Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYCOM INDUSTRIES, INC.
Registrant

Date:	August 27, 2026	/s/ Daniel S. Peyovich
		Name: Title:	Daniel S. Peyovich President and Chief Executive Officer

Date:	August 27, 2026	/s/ H. Andrew DeFerrari
		Name: Title:	H. Andrew DeFerrari Senior Vice President and Chief Financial Officer